Form 10-Q
period 2017-07-15
FLOWERS FOODS INC
filed 2017-08-09
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 4 , 2017
Common Stock, $.01 par value	209,344,572

FLOWERS FOODS, INC.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q and certain other written or oral statements made from time to time by Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are based upon assumptions we believe are reasonable.

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Quarterly Report on Form 10-Q and may include, but are not limited to:

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
•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination, product recalls or safety concerns, or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 15, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,179	$6,410
Accounts and notes receivable, net of allowances of $2,350 and $1,703, respectively	288,439	271,913
Inventories, net:
Raw materials	39,720	41,830
Packaging materials	20,467	20,354
Finished goods	47,023	48,698
Inventories, net	107,210	110,882
Spare parts and supplies	60,718	59,509
Other	25,730	28,128
Total current assets	489,276	476,842
Property, plant and equipment, net:
Property, plant and equipment, gross	1,887,185	1,891,487
Less: accumulated depreciation	(1,145,300)	(1,110,461)
Property, plant and equipment, net	741,885	781,026
Notes receivable	169,274	154,924
Assets held for sale	26,028	36,976
Other assets	9,475	9,758
Goodwill	464,777	465,578
Other intangible assets, net	820,993	835,964
Total assets	$2,721,708	$2,761,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$12,140	$11,490
Accounts payable	173,538	173,102
Other accrued liabilities	172,323	156,032
Total current liabilities	358,001	340,624
Long-term debt:
Total long-term debt and capital lease obligations	834,865	946,667
Other liabilities:
Post-retirement/post-employment obligations	63,220	69,601
Deferred taxes	153,260	145,854
Other long-term liabilities	47,775	48,242
Total other long-term liabilities	264,255	263,697
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 19,389,963 shares and 20,306,784 shares, respectively	(250,848)	(261,812)
Capital in excess of par value	645,927	644,456
Retained earnings	946,077	910,520
Accumulated other comprehensive loss	(76,768)	(83,283)
Total stockholders’ equity	1,264,587	1,210,080
Total liabilities and stockholders’ equity	$2,721,708	$2,761,068

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Sales	$926,639	$935,025	$2,114,288	$2,139,377
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	468,152	477,955	1,076,093	1,099,145
Selling, distribution and administrative expenses	354,193	338,396	815,463	782,935
Gain on divestiture	—	—	(28,875)	—
Pension plan settlement loss	—	4,641	—	4,641
Depreciation and amortization	34,128	32,598	81,316	76,065
Income from operations	70,166	81,435	170,291	176,591
Interest expense	8,436	7,649	20,061	16,717
Interest income	(5,158)	(4,639)	(11,735)	(10,929)
Income before income taxes	66,888	78,425	161,965	170,803
Income tax expense	22,148	27,270	56,807	60,285
Net income	$44,740	$51,155	$105,158	$110,518
Net income per common share:
Basic:
Net income per common share	$0.21	$0.25	$0.50	$0.53
Weighted average shares outstanding	209,483	207,211	209,277	209,183
Diluted:
Net income per common share	$0.21	$0.24	$0.50	$0.52
Weighted average shares outstanding	210,269	209,014	210,223	211,230
Cash dividends paid per common share	$0.1700	$0.1600	$0.3300	$0.3050

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Net income	$44,740	$51,155	$105,158	$110,518
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	—	2,854	—	2,854
Net loss for the period	—	(36,407)	—	(36,407)
Amortization of prior service cost included in net income	25	17	58	50
Amortization of actuarial loss included in net income	833	646	1,943	1,666
Pension and postretirement plans, net of tax	858	(32,890)	2,001	(31,837)
Derivative instruments:
Net change in fair value of derivatives	7,238	(3,525)	3,720	(937)
Loss reclassified to net income	320	803	794	1,946
Derivative instruments, net of tax	7,558	(2,722)	4,514	1,009
Other comprehensive income (loss), net of tax	8,416	(35,612)	6,515	(30,828)
Comprehensive income	$53,156	$15,543	$111,673	$79,690

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080
Net income				105,158				105,158
Derivative instruments, net of tax					4,514			4,514
Pension and postretirement plans, net of tax					2,001			2,001
Exercise of stock options			(1,155)			586,980	7,571	6,416
Amortization of share-based compensation awards			8,690					8,690
Issuance of deferred compensation			(35)			2,675	35	—
Performance-contingent restricted stock awards issued (Note 13)			(4,240)			328,947	4,240	—
Issuance of deferred stock awards			(1,789)			138,354	1,789	—
Stock repurchases						(140,135)	(2,671)	(2,671)
Dividends paid on vested share-based payment awards				(553)				(553)
Dividends paid — $.3300 per common share				(69,048)				(69,048)
Balances at July 15, 2017	228,729,585	$199	$645,927	$946,077	$(76,768)	(19,389,963)	$(250,848)	$1,264,587

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$105,158	$110,518
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,690	11,306
Gain on divestiture	(28,875)	—
Loss reclassified from accumulated other comprehensive income to net income	1,214	3,030
Depreciation and amortization	81,316	76,065
Deferred income taxes	3,328	(3,528)
Provision for inventory obsolescence	437	675
Allowances for accounts receivable	1,781	2,411
Pension and postretirement plans income	(2,821)	1,607
Other	(2,896)	(1,604)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(19,272)	(26,090)
Inventories, net	(2,718)	(1,854)
Hedging activities, net	1,216	1,040
Other assets	(13,244)	3,212
Accounts payable	4,503	7,912
Other accrued liabilities	23,079	10,597
NET CASH PROVIDED BY OPERATING ACTIVITIES	160,896	195,297
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,919)	(41,722)
Proceeds from sale of property, plant and equipment	1,312	1,965
Repurchase of independent distributor territories	(4,110)	(8,450)
Principal payments from notes receivable	13,284	11,954
Proceeds from sale of mix plant	41,230	—
Other investing activities	56	191
NET CASH PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES	19,853	(36,062)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(69,601)	(64,609)
Exercise of stock options	6,416	10,478
Payments for financing fees	—	(624)
Stock repurchases, including accelerated stock repurchases	(2,671)	(126,298)
Change in bank overdrafts	(6,024)	(4,718)
Proceeds from debt borrowings	446,900	1,359,100
Debt and capital lease obligation payments	(555,000)	(1,335,350)
NET CASH (DISBURSED FOR) FINANCING ACTIVITIES	(179,980)	(162,021)
Net increase (decrease) in cash and cash equivalents	769	(2,786)
Cash and cash equivalents at beginning of period	6,410	14,378
Cash and cash equivalents at end of period	$7,179	$11,592

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”).

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangible assets, self-insurance reserves, income tax expense and accruals, pension obligations, stock-based compensation, and commitments and contingencies. These estimates are summarized in the Form 10-K.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2017 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2017 (sixteen weeks), second quarter ended July 15, 2017 (twelve weeks), third quarter ending October 7, 2017 (twelve weeks) and fourth quarter ending December 30, 2017 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (85% of total year to date sales) currently operates 39 plants that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado. The Warehouse Segment (15% of total year to date sales) currently operates ten plants that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels.

On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure establishes two business units (“BUs”), Fresh Bakery and Specialty/Snacking, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected during fiscal 2018.  The current DSD and warehouse segmentation will remain until the new structure is in place.

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
	(% of Sales)		(% of Sales)
DSD Segment	18.3	17.6	17.7	16.9
Warehouse Segment	2.3	2.6	2.4	2.7
Total	20.6	20.2	20.1	19.6

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 19.8% and 18.8%, on a consolidated basis, as of July 15, 2017 and December 31, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended July 15, 2017 from those disclosed in the Form 10-K.

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

The table below presents the revisions to the applicable Condensed Consolidated Statements of Cash Flows line item to correct the errors for the twenty-eight weeks ended July 16, 2016 (amounts in thousands):

	Consolidated
	Twenty-Eight Weeks Ended July 16, 2016
Impacted Condensed Consolidated Statements of Cash Flows line item	As Previously Reported	Revisions	As Revised
Other assets	$3,617	$(405)	$3,212
Other accrued liabilities	$10,878	$(281)	$10,597
Net cash provided by operating activities	$193,857	$1,440	$195,297
Repurchase of independent distributor territories	$(10,930)	$2,480	$(8,450)
Principal payments from notes receivable	$13,939	$(1,985)	$11,954
Other investing activities	$—	$191	$191
Net cash disbursed for investing activities	$(36,748)	$686	$(36,062)

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The company adopted this guidance as of January 1, 2017 (the first day of our fiscal 2017) and the guidance was applied on a prospective basis.  The impact since adoption has been immaterial.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.  A summary at adoption is presented below:

•

Accounting for income taxes.  The new guidance eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement as a component of income tax expense when awards are settled. The recognition of excess tax benefits and deficiencies in the income statement will be applied prospectively.  The company adopted the presentation of excess tax benefits on the statements of cash flows under the retrospective transition method.  This is presented as a change from a financing activity to a reconciling cash flow item for operating activities for the twenty-eight weeks ended July 16, 2016.  The net impact during the twelve weeks ended July 15, 2017 for all exercised and vested awards was immaterial.  The net impact during the twenty-eight weeks ended July 15, 2017 for all exercised and vested awards was $1.6 million as tax expense.

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

The table below presents the impact to the Condensed Consolidated Statements of Cash Flows at adoption (amounts in thousands):

	For the Twenty-Eight Weeks Ended
		Post-adoption*
	July 16, 2016	July 16, 2016
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Other	$(3,730)	$(1,604)
Net cash provided by operating activities	193,857	195,297
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Excess windfall tax benefit related to share-based payment awards	2,126	—
Net cash disbursed for financing activities	$(159,895)	$(162,021)
*	The Post-adoption column in the table above presents the amounts inclusive of the revisions discussed in Note 2, Financial Statement Revisions.

See Note 13, Stock-Based Compensation, for details of our awards.

Accounting pronouncements not yet adopted

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017, the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year, making the effective date December 31, 2017, the first day of our fiscal 2018.  In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  In May 2016, the FASB amended the initial guidance to update certain narrow scopes within the revenue recognition guidance.  In December 2016, the FASB amended the initial guidance for technical corrections and improvements.  Early application is permitted, but not before January 1, 2017.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the standards in retained earnings at the date of initial application.  An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the standard as compared to the guidance in effect prior to the change, as well as reasons for significant changes.  The company first intends to report the updated standard in its first quarter filing of fiscal 2018.  The company is currently in the process of assessing the adoption methodology to apply and, as of July 15, 2017, has not selected a transition method.

The company is currently evaluating the impact that implementing this standard will have on its financial statements, related disclosures and our internal control over financial reporting as well as whether the effect will be material to our revenue. Our initial review found four areas that will continue to be assessed through fiscal 2017. The areas include how to account for pay-by-scan sales and estimated stale charges, whether revenue for a transaction involving a third party is reported net or gross, and the timing of income recognition on the sale of territories.  These are not intended to be a complete inventory of the potentially impacted types of transactions, but we have identified these for further study.  More impacted revenue sources may be discovered as we continue our review. The company does not typically enter into long-term revenue contracts and does not anticipate those areas to be material. The company does not anticipate significant changes to our systems or processes upon adoption. Additional disclosure about revenue sources, as well as assumptions about recognition timing, may be necessary.

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  The company currently has significant operating leases with our fiscal 2016 lease expense totaling $97.4 million.  The company is evaluating the potential impact of this guidance on our Consolidated Financial Statements.

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

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those period.  Early application is allowed for transactions that have not been reported in financial statements that have been issued or made available for issuance.  This guidance shall be applied prospectively at adoption.  This guidance will impact the company’s assessment of the acquisition of either an asset or a business in future transactions beginning in our fiscal 2018.

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

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statement.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statement will be reported separate from the service cost and outside of income from operations.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption was permitted as of the beginning of an annual reporting period for which financial statements were not issued or made available for issuance.  However, early adoption is only allowed in the first interim period presented in a fiscal year; therefore, early adoption was only permitted in our first quarter of fiscal 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company currently does not capitalize our pension cost. This guidance will impact the company.  The company plans to adopt this standard in the first quarter of fiscal 2018. Our plan costs (including defined benefit and post-retirement plans) for the twelve and twenty-eight weeks ended July 15, 2017 are presented in the table below (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 15, 2017
Service cost to be reported in operating income	$233	$545
Components to be reported outside of operating income	(1,442)	(3,366)
Total pension cost (income)	$(1,209)	$(2,821)

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

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or that no material effect is expected upon future adoption.

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

During the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 15, 2017	July 16, 2016	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(57)	Interest expense
Commodity contracts	(487)	(1,248)	Cost of sales, Note 3
Total before tax	(520)	(1,305)	Total before tax
Tax benefit	200	502	Tax benefit
Total net of tax	(320)	(803)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(40)	(27)	Note 1
Settlement loss	—	(4,641)	Note 1
Actuarial losses	(1,355)	(1,050)	Note 1
Total before tax	(1,395)	(5,718)	Total before tax
Tax benefit	537	2,201	Tax benefit
Total net of tax	(858)	(3,517)	Net of tax
Total reclassifications	$(1,178)	$(4,320)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 15, 2017	July 16, 2016	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(77)	$(135)	Interest expense
Commodity contracts	(1,214)	(3,030)	Cost of sales, Note 3
Total before tax	(1,291)	(3,165)	Total before tax
Tax benefit	497	1,219	Tax benefit
Total net of tax	(794)	(1,946)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(94)	(81)	Note 1
Settlement loss	—	(4,641)	Note 1
Actuarial losses	(3,159)	(2,708)	Note 1
Total before tax	(3,253)	(7,430)	Total before tax
Tax benefit	1,252	2,860	Tax benefit
Total net of tax	(2,001)	(4,570)	Net of tax
Total reclassifications	$(2,795)	$(6,516)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 14, Post-retirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 15, 2017, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2016	$(1,061)	$(82,222)	$(83,283)
Other comprehensive income before reclassifications	3,720	—	3,720
Reclassified to earnings from AOCI	794	2,001	2,795
AOCI at July 15, 2017	$3,453	$(80,221)	$(76,768)

During the twenty-eight weeks ended July 16, 2016, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income before reclassifications	(937)	(36,407)	(37,344)
Reclassified to earnings from AOCI	1,946	4,570	6,516
AOCI at July 16, 2016	$(9,181)	$(118,447)	$(127,628)

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

	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016
Gross loss reclassified from AOCI into income	$1,214	$3,030
Tax benefit	(467)	(1,167)
Net of tax	$747	$1,863

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 15, 2017 and December 31, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 15, 2017	December 31, 2016
Goodwill	$464,777	$465,578
Amortizable intangible assets, net of amortization	577,993	592,964
Indefinite-lived intangible assets	243,000	243,000
Total goodwill and other intangible assets	$1,285,770	$1,301,542

The changes in the carrying amount of goodwill, by segment, during the twenty-eight weeks ended July 15, 2017, were as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Outstanding at December 31, 2016	$424,563	$41,015	$465,578
Change in goodwill related to divestiture	—	(801)	(801)
Outstanding at July 15, 2017	$424,563	$40,214	$464,777

As of July 15, 2017 and December 31, 2016, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 15, 2017			December 31, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$402,327	$31,112	$371,215	$402,327	$25,129	$377,198
Customer relationships	281,621	76,841	204,780	281,621	68,163	213,458
Non-compete agreements	4,874	4,828	46	4,874	4,666	208
Distributor relationships	4,123	2,171	1,952	4,123	2,023	2,100
Total	$692,945	$114,952	$577,993	$692,945	$99,981	$592,964

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 15, 2017	$6,416
For the twelve weeks ended July 16, 2016	$5,740
For the twenty-eight weeks ended July 15, 2017	$14,971
For the twenty-eight weeks ended July 16, 2016	$13,393

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2017	$12,645
2018	$26,917
2019	$26,425
2020	$25,933
2021	$25,364

There are $243.0 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 15, 2017 and December 31, 2016, respectively. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.  The company is currently undergoing an enterprise-wide business and operational review.  The review is ongoing and includes a brand rationalization study that impacts certain trademarks’ future revenue projections.  The review has not been fully finalized and the results of the review may impact future periods.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,800 independent distributors, all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased with a 5% down payment with the remainder financed for up to ten years.  The distribution rights notes are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 15, 2017	$5,158
For the twelve weeks ended July 16, 2016	$4,639
For the twenty-eight weeks ended July 15, 2017	$11,735
For the twenty-eight weeks ended July 16, 2016	$10,929

At July 15, 2017, December 31, 2016, and July 16, 2016 respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 15, 2017	December 31, 2016	July 16, 2016
Distributor notes receivable	$191,684	$175,984	$170,489
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	22,410	21,060	20,750
Long-term portion of distributor notes receivable	$169,274	$154,924	$149,739

At July 15, 2017 and December 31, 2016, respectively, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 15, 2017 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 9, Debt and Other Obligations, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the senior notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$394,714	$395,700	2
2022 notes	$397,718	$429,120	2

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

As of July 15, 2017, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$6,245	$—	$—	$6,245
Other long-term	164	—	—	164
Total	6,409	—	—	6,409

Liabilities:
Other long-term	(127)	—	—	(127)
Total	(127)	—	—	(127)
Net Fair Value	$6,282	$—	$—	$6,282

As of December 31, 2016, the company’s commodity hedge portfolio contained derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,576	$—	$—	$1,576
Other long-term	35	—	—	35
Total	1,611	—	—	1,611

Liabilities:
Other current	(2,435)	—	—	(2,435)
Total	(2,435)	—	—	(2,435)
Net Fair Value	$(824)	$—	$—	$(824)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period of time extending primarily into fiscal 2019. These instruments are designated as cash-flow hedges. The effective portion of changes in the fair value for these derivatives is reported in AOCI, and any ineffective portion of changes in the fair value for such derivatives is recorded in current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at July 15, 2017 and December 31, 2016, respectively, qualified for hedge accounting.

Interest Rate Risk

The company entered into treasury rate locks on August 5, 2016 and August 8, 2016 to fix the interest rate for the 2026 notes issued on September 28, 2016.  The derivative positions were closed when the debt was priced on September 23, 2016 with a cash settlement net receipt of $1.0 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge.  During fiscal 2016, the company recognized $0.1 million of ineffectiveness due to issuing the debt earlier than the settlement date of the treasury locks.  The ineffectiveness amount was reported as a selling, distribution, and administrative expense in our Condensed Consolidated Statements of Income.

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the 2022 notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement net receipt of $3.1 million that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge.

The following table outlines the company’s derivatives, which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (amounts in thousands, before tax, and an asset is a positive value and a liability is a negative value):

Terminated	Description	Aggregate Notional Amount	Fair Value When Terminated	Fair Value Deferred in AOCI(1)	Ineffective Portion at Termination
April/2012	Treasury lock	$500,000	$(3,137)	$2,510	$627
September/2016	Treasury lock	$200,000	$1,298	$(1,298)	$—
September/2016	Treasury lock	$150,000	$(323)	$215	$108

(1)	The amount reported in AOCI is reclassified to interest expense as interest payments are made on the related notes through the maturity date.

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 15, 2017		December 31, 2016		July 15, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$6,245	Other current assets	$1,576	Other current liabilities	$—	Other current liabilities	$2,435
Commodity contracts	Other long term assets	164	Other long term assets	35	Other long-term liabilities	127	Other long-term liabilities	—
Total		$6,409		$1,611		$127		$2,435

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 15, 2017	July 16, 2016	into Income (Effective Portion)(2)	July 15, 2017	July 16, 2016
Interest rate contracts	$—	$—	Interest expense	$20	$35
Commodity contracts	7,238	(3,525)	Production costs(3)	300	768
Total	$7,238	$(3,525)		$320	$803

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 15, 2017	July 16, 2016	into Income (Effective Portion)(2)	July 15, 2017	July 16, 2016
Interest rate contracts	$—	$—	Interest expense	$47	$82
Commodity contracts	3,720	(937)	Production costs(3)	747	1,864
Total	$3,720	$(937)		$794	$1,946

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively, related to the company’s commodity risk hedges.

At July 15, 2017, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(295)	$(115)	$(410)
Expiring in 2017	1,650	—	1,650
Expiring in 2018	2,257	—	2,257
Expiring in 2019	(44)	—	(44)
Total	$3,568	$(115)	$3,453

Derivative Transactions Notional Amounts

As of July 15, 2017, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional amount
Wheat contracts	$91,991
Soybean oil contracts	23,112
Natural gas contracts	13,606
Total	$128,709

The company’s derivative instruments contain no credit-risk related contingent features at July 15, 2017.  As of July 15, 2017 and December 31, 2016, the company had $0.8 million and $3.0 million, respectively, in other current assets representing collateral for hedged positions.  As of July 15, 2017, the company had $0.8 million in other current liabilities representing collateral for hedged positions.  There were no amounts representing collateral recorded in other current liabilities for hedged positions as of December 31, 2016.

9. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at July 15, 2017 and December 31, 2016, respectively (amounts in thousands):

	July 15, 2017	December 31, 2016
Unsecured credit facility	$3,400	$24,000
2026 notes	394,714	394,406
2022 notes	397,718	397,458
Accounts receivable securitization facility	10,000	95,000
Capital lease obligations	26,633	30,427
Other notes payable	14,540	16,866
	847,005	958,157
Current maturities of long-term debt and capital lease obligations	12,140	11,490
Total long-term debt and capital lease obligations	$834,865	$946,667

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of July 15, 2017 and December 31, 2016, the bank overdraft balance was $13.9 million and $19.9 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.7 million and $9.1 million at July 15, 2017 and December 31, 2016, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

2026 Notes, Accounts Receivable Securitization Facility, 2022 Notes, and Credit Facility

2026 Notes. On September 28, 2016, the company issued $400.0 million of senior notes. The company will pay semiannual interest on the 2026 notes on each April 1 and October 1, beginning on April 1, 2017, and the 2026 notes will mature on October 1, 2026. The notes bear interest at 3.500% per annum. The 2026 notes are subject to interest rate adjustments if either Moody’s or S&P downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the 2026 notes.  On any date prior to July 1, 2026, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2026 notes to be redeemed that would be due if such notes matured July 1, 2026 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 30 basis points, plus in each case accrued and unpaid interest. At any time on or after July 1, 2026, the company may redeem some or all of the 2026 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole.  The 2026 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 15, 2017, and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $10.0 million and $95.0 million outstanding under the facility as of July 15, 2017 and December 31, 2016, respectively.  As of July 15, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $180.8 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million and $0.2 million on July 15, 2017 and December 31, 2016, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the 2022 notes on each April 1 and October 1, beginning on October 1, 2012, and the 2022 notes will mature on April 1, 2022. The 2022 notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the 2022 notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the 2022 notes at a price equal to 100% of the principal amount of the 2022 notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it is required to offer to purchase the 2022 notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the 2022 notes in whole. The 2022 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of July 15, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the credit facility.  Previously, on April 21, 2015, the company amended the credit facility to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The April 21, 2015 amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio (4.50 times computed interest expense) and a maximum leverage ratio (3.75 times computed earnings). As of July 15, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the credit facility.

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

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.9 million and $1.1 million on July 15, 2017 and December 31, 2016, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 15, 2017.

Amount (thousands)
Balance at December 31, 2016	$24,000
Borrowings	347,900
Payments	(368,500)
Balance at July 15, 2017	$3,400

The table below presents the net amount available under the credit facility as of July 15, 2017:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(3,400)
Letters of credit	(8,698)
Available for withdrawal	$487,902

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 15, 2017:

Amount (thousands)
High balance	$47,500
Low balance	$—

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of July 15, 2017, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2017	$5,196
2018	21,794
2019	10,314
2020	8,428
2021	3,276
2022 and thereafter	806,025
Total	$855,033

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 15, 2017 (amounts in thousands):

		Debt issuance costs
	Face Value	and debt discount	Net carrying value
2026 notes	$400,000	$5,286	$394,714
2022 notes	400,000	2,282	397,718
Other notes payable	15,000	460	14,540
Total	$815,000	$8,028	$806,972

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

The company also leases certain property and equipment under various operating and capital lease arrangements.  During the twenty-eight weeks ended July 15, 2017, the company terminated certain operating lease contracts prior to the maturity date, which resulted in net termination costs.  The net termination costs consisted of $1.2 million of lease termination gain recognized in the selling, distribution and administrative line item and $1.8 million of lease termination costs recognized in the depreciation and amortization line item of our Condensed Consolidated Statements of Income.

10. VARIABLE INTEREST ENTITIES

Transportation agreement variable interest entity (the “VIE”) analysis

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE because the company does not (i) have the ability to direct the significant activities of the VIE that would affect its ability to operate its business and (ii) provide the VIE any implicit or explicit guarantees or other financial support to the VIE for specific return or performance benchmarks. In addition, we do not, nor do we intend to, provide financial or other support to the VIE.

The company has concluded that certain of the trucks and trailers used by the VIE to distribute our products from the production facilities to outlying distribution centers qualify as right to use leases. As of July 15, 2017 and December 31, 2016, there was $26.6 million and $30.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

IDs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDs’ defined geographic territory.  The IDs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the IDs and the ongoing distributor arrangements with the IDs provide a level of funding to the equity owners of the various IDs that would not otherwise be available. As of July 15, 2017 and December 31, 2016, there was $110.6 million and $84.3 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

The company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective businesses and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the IDs that are deemed to most significantly impact the ultimate success of the ID entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring trucks and trailers, managing fuel costs, employee matters and other strategic decisions. In addition, we do not, nor do we intend to, provide financial or other support to the IDs. The IDs are responsible for the operations of their respective territories.

The company’s maximum contractual exposure to loss for the IDs relates to the distribution rights note receivable for the portion of the territory the IDs financed at the time they acquired the distribution rights. The IDs remit payment on their distribution rights note receivable each week during the settlement process of their weekly activity.  The company will operate a territory on behalf of an ID in situations where the ID has abandoned its distribution rights.  Any remaining balance outstanding on the distribution rights note receivable is relieved once the distribution rights have been sold on the IDs behalf. The company’s collateral from the territory distribution rights mitigates potential losses.

11. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $37.1 million and $28.0 million related to self-insurance reserves, excluding the distributor litigation discussed below, at July 15, 2017 and December 31, 2016, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 30 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty-one of these lawsuits seek class and/or collective action treatment. The remaining nine cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in 13 of the pending cases, each of which is discussed below and in each case where a class has been conditionally certified under the FLSA, the company has the ability to petition the court to decertify that class at a later date:

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

Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC

On December 1, 2015, Bobby Jo Rosinbaum and certain other plaintiffs filed a complaint against the company and one of its subsidiaries, which is currently pending in the U.S. District Court for the Eastern District of North Carolina.  On March 1, 2017, the court conditionally certified under the FLSA a collective action consisting of all individuals operating under a distributor agreement with Franklin Baking Co., LLC since November 4, 2013. Plaintiff also alleges in his complaint a North Carolina state law wage claim and an unfair and deceptive trade practices claim.

Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc.

On July 20, 2015, Terry Coyle filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of Arizona.  On August 30, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Holsum Bakery, Inc. since August 30, 2013.  The court limited the conditionally certified class to distributors operating within the State of Arizona.  Plaintiff also alleges in his complaint Arizona state law wage claims.

McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC

On January 20, 2016, Paul McCurley filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of South Carolina.  On October 24, 2016, the Court conditionally certified under the FLSA a collective action consisting of all individuals operating under a distributor agreement with Derst Baking Co., LLC since January 20, 2013.  Plaintiff also alleges in his complaint a South Carolina state law wage claim.

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC

On December 2, 2015, Nick Neff and certain other plaintiffs filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the District of Vermont.  On November 7, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Lepage Bakeries Park Street, LLC or CK Sales Co., LLC since December 2, 2012.  The court excluded from the class distributors operating in the State of Maine. Plaintiffs also allege in their complaint Vermont state law wage and consumer fraud claims.

Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC

On December 3, 2015, Timothy Noll filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the District of Maine.  On January 20, 2017, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Lepage Bakeries Park Street, LLC or CK Sales Co., LLC since December 3, 2012.  The court limited the class to distributors operating within the State of Maine. Plaintiff also alleges in his complaint Maine state law wage claims.

Zapata et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC

On March 14, 2016, Raul Zapata and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas.  On December 20, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals operating under a distributor agreement with Flowers Baking Co. of Houston, LLC since December 13, 2013.  The court limited the class to distributors in the State of Texas who hired helpers.

Rodriguez et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC

On January 28, 2016, David Rodriguez and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas.  On December 13, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals operating under a distributor agreement with Flowers Baking Co. of Houston, LLC since December 13, 2013.  The court limited the class to distributors in the State of Texas who did not hire helpers.

Richard et al. v. Flowers Foods, Inc., Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, Flowers Baking Co. of Tyler, LLC and Flowers Baking Co. of New Orleans, LLC

On October 21, 2015, Antoine Richard and certain other plaintiffs filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the Western District of Louisiana.  On November 28, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals operating under a distributor agreement with Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, and Flowers Baking Co. of Tyler, LLC since June 23, 2013.  The court limited the class to distributors operating within the State of Louisiana.  Plaintiffs also allege in their complaint a Louisiana state law wage claim.  On February 15, 2017, the court allowed Plaintiffs to reassert claims against Flowers Baking Co. of New Orleans, LLC that previously had been dismissed from the case.  On March 20, 2017, the court expanded the previously conditionally certified collective class to include individuals who entered into distributor agreements with Flowers Baking Co. of New Orleans, LLC and operated within the State of Louisiana.

Carr et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, LLC

On December 1, 2015, Matthew Carr and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania.  On January 26, 2017, the Court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Oxford, LLC since January 26, 2014.  Plaintiffs also allege in their complaint New York, Pennsylvania, and Maryland state law wage claims.

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

Soares et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Modesto, LLC

On October 26, 2015, Mark Soares and certain other plaintiffs filed various California state law wage claims against the company and certain of its subsidiaries in the U.S. District Court for the Northern District of California.  On June 28, 2017, the court denied a motion to certify these claims as a class action.

Medrano v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC

On April 27, 2016, Paul Medrano filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of New Mexico.  On July 3, 2017, the Court conditionally certified under the FLSA a collective action consisting of all individuals operating under a distributor agreement with Flowers Baking Co. of El Paso, LLC since July 3, 2014. Plaintiffs also allege in their complaint a New Mexico state law wage claim.

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

On December 9, 2016, Flowers Foods and Flowers Baking Co. of Jamestown, LLC reached an agreement to settle a lawsuit that asserted claims under the FLSA and a North Carolina state wage law which had been certified as a collective and class action (Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC) for a payment of $9.0 million, comprised of $5.2 million in settlement funds and $3.8 million in attorneys’ fees.  The settlement also includes certain non-economic terms that are intended to strengthen and enhance the independent contractor model.  On June 30, 2017, the court approved this agreement, which includes approximately 270 class members, and dismissed the lawsuit with prejudice. This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2016.  The lawsuit was originally filed on September 12, 2012, by Scott Rehberg and certain other plaintiffs in the U.S. District Court for the Western District of North Carolina.  The company intends to pay amounts due under the settlement by mid-August 2017.

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

12. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Net income	$44,740	$51,155	$105,158	$110,518
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,483	207,211	209,277	209,183
Basic earnings per common share	$0.21	$0.25	$0.50	$0.53
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,483	207,211	209,277	209,183
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	786	1,803	946	2,047
Diluted weighted average shares outstanding for common stock	210,269	209,014	210,223	211,230
Diluted earnings per common share	$0.21	$0.24	$0.50	$0.52

There were 807,751 and 808,200, respectively, of anti-dilutive shares during the twelve and twenty-eight weeks ended July 15, 2017 and there were no anti-dilutive shares during the twelve and twenty-eight weeks ended July 16, 2016.

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

The EPIP authorized the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. The company’s officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) were eligible to receive awards under the EPIP. Over the life of the EPIP, the company issued stock options, restricted stock and deferred stock.

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on July 15, 2017.

The stock option activity for the twenty-eight weeks ended July 15, 2017 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,846	$10.89
Exercised	(587)	$10.93
Outstanding at July 15, 2017	1,259	$10.87	0.57	$8,411
Exercisable at July 15, 2017	1,259	$10.87	0.57	$8,411

As of July 15, 2017, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively, were as follows (amounts in thousands):

	July 15, 2017	July 16, 2016
Cash received from option exercises	$6,416	$10,478
Tax benefit at exercise, net	$1,477	$2,020
Intrinsic value of stock options exercised	$5,215	$7,500

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2016 and 2017 awards are being expensed at 75% and 100% of ROI Target, respectively. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 15, 2017 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2016	1,543	$21.53
Initial grant at target	855	$21.64
Grant reduction for not achieving the ROIC modifier	(49)	$19.14
Grant reduction for not achieving the TSR modifier	(378)	$21.21
Vested	(329)	$19.14
Forfeited	(18)	$21.02
Nonvested shares at July 15, 2017	1,624	$22.21

As of July 15, 2017, there was $18.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.38 years. The total intrinsic value of shares vested during the twelve and twenty-eight weeks ended July 15, 2017 was $6.3 million.

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

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.  During fiscal 2017, non-employee directors received an aggregate of 77,220 shares for their annual grant pursuant to the Omnibus Plan.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award vested at 100% on the fourth anniversary of the date of the grant. Dividends accrued on the award and were paid to the CEO on the vesting date. There were 58,500 shares issued for this award at a fair value of $22.25 per share.  This award vested at a price of $18.48 and the shares were issued in our second quarter of fiscal 2017.

The deferred stock activity for the twenty-eight weeks ended July 15, 2017 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2016	149	$20.39
Vested	(149)	$20.39
Granted	87	$18.70
Nonvested shares at July 15, 2017	87	$18.70	0.83	$1,531,062

As of July 15, 2017, there was $1.3 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.83 years.  The total intrinsic value of shares vested during the twelve and twenty-eight weeks ended July 15, 2017 was $2.8 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Performance-contingent restricted stock awards	$2,316	$2,998	$7,683	$10,115
Deferred and restricted stock	399	529	1,007	1,203
Stock appreciation rights	—	—	—	(12)
Total stock-based compensation	$2,715	$3,527	$8,690	$11,306

14. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at July 15, 2017 as compared to accounts at December 31, 2016 (amounts in thousands):

	July 15, 2017	December 31, 2016
Current benefit liability	$979	$979
Noncurrent benefit liability	$63,220	$69,601
Accumulated other comprehensive loss, net of tax	$80,221	$82,222

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   We believe it is reasonably possible that we may have a settlement charge in future quarters during fiscal 2017.  As of July 15, 2017, we have not met the settlement accounting threshold.

The company used a measurement date of December 31, 2016 for the defined benefit and post-retirement benefit plans described below.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Service cost	$174	$192	$407	$447
Interest cost	3,006	2,884	7,013	7,417
Expected return on plan assets	(5,895)	(5,457)	(13,754)	(14,069)
Settlement loss	—	4,641	—	4,641
Amortization of prior service cost	89	76	208	195
Amortization of net loss	1,469	1,155	3,427	2,953
Total net periodic pension benefit (income) cost	$(1,157)	$3,491	$(2,699)	$1,584

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Service cost	$59	$93	$138	$216
Interest cost	52	71	122	166
Amortization of prior service credit	(49)	(49)	(114)	(114)
Amortization of net gain	(114)	(105)	(268)	(245)
Total net periodic post-retirement benefit (income) cost	$(52)	$10	$(122)	$23

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the twelve weeks ended July 15, 2017 and July 16, 2016, the total cost and employer contributions were $6.6 million and $6.5 million, respectively.  During the twenty-eight weeks ended July 15, 2017 and July 16, 2016, the total cost and employer contributions were $15.6 million and $14.8 million, respectively.

The company acquired Dave’s Killer Bread and Alpine Valley Bread Company during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the Flowers Foods, Inc. 401(k) Retirement Savings Plan on April 1, 2016.

15. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ended July 15, 2017 and July 16, 2016 was 35.1% and 35.3%, respectively.  The decrease in the rate from the prior year is primarily due to greater benefits for state tax credits in the current year.  During the twenty-eight weeks ended July 15, 2017, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the twenty-eight weeks ended July 15, 2017, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company adopted guidance discussed in Note 3, Recent Accounting Pronouncements, and retrospectively adjusted our statements of cash flows.

16. SEGMENT REPORTING

The company currently operates two business segments: the DSD Segment and the Warehouse Segment. The DSD Segment produces a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes, which are sold through a DSD route delivery system to retail and foodservice customers in the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada and Colorado. The Warehouse Segment produces snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and delivers through customers’ warehouse channels.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges, which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Sales:
DSD Segment	$806,296	$799,890	$1,825,212	$1,818,238
Warehouse Segment	173,844	184,887	411,521	433,092
Eliminations:
Sales from Warehouse Segment to DSD Segment	(40,097)	(35,629)	(89,985)	(78,485)
Sales from DSD Segment to Warehouse Segment	(13,404)	(14,123)	(32,460)	(33,468)
	$926,639	$935,025	$2,114,288	$2,139,377
Depreciation and amortization:
DSD Segment	$29,355	$27,980	$70,417	$65,054
Warehouse Segment	4,761	4,599	11,072	10,877
Unallocated corporate costs(1)	12	19	(173)	134
	$34,128	$32,598	$81,316	$76,065
Income (loss) from operations:
DSD Segment	$79,564	$80,135	$166,958	$172,084
Warehouse Segment	11,589	15,710	56,284	34,451
Unallocated corporate costs(1)	(20,987)	(14,410)	(52,951)	(29,944)
	$70,166	$81,435	$170,291	$176,591
Interest expense	$(8,436)	$(7,649)	$(20,061)	$(16,717)
Interest income	$5,158	$4,639	$11,735	$10,929
Income before income taxes	$66,888	$78,425	$161,965	$170,803

(1)	Represents costs allocated to the company’s corporate head office.

Sales by product category in each reportable segment are as follows for the twelve and twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	July 15, 2017			July 16, 2016
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$514,594	$33,749	$548,343	$508,426	$41,221	$549,647
Store branded retail	120,115	24,175	144,290	116,493	29,285	145,778
Non-retail and other	158,183	75,823	234,006	160,848	78,752	239,600
Total	$792,892	$133,747	$926,639	$785,767	$149,258	$935,025

	For the Twenty-Eight Weeks Ended			For the Twenty-Eight Weeks Ended
	July 15, 2017			July 16, 2016
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$1,160,681	$81,224	$1,241,905	$1,150,487	$99,542	$1,250,029
Store branded retail	257,641	58,675	316,316	249,477	67,548	317,025
Non-retail and other	374,430	181,637	556,067	384,806	187,517	572,323
Total	$1,792,752	$321,536	$2,114,288	$1,784,770	$354,607	$2,139,377

17. ASSETS HELD FOR SALE

The company purchases distribution rights from and sells distribution rights to independent distributors from time to time. The company repurchases distribution rights from independent distributors in circumstances when the company decides to exit a territory or, in some cases, when the independent distributor elects to terminate its relationship with the company. In the majority of the distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the independent distributor. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The independent distributors may also sell their distribution rights to another person or entity. Distribution rights purchased from independent distributors and operated as company-owned territories are recorded on the Condensed Consolidated Balance Sheets in the line item “Assets held for sale” while the company actively seeks another independent distributor to purchase the distribution rights for the territory.  Distributions rights held for sale and operated by the company are sold to independent distributors at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 15, 2017 and December 31, 2016, respectively (amounts in thousands):

	July 15, 2017	December 31, 2016
Distributor territories	$24,745	$31,897
Property, plant and equipment	1,283	5,079
Total assets held for sale	$26,028	$36,976

18. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 15, 2017, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the items discussed below.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”) as part of its effort to restructure, streamline operations and better position the company for profitable growth. The VSIP is available to certain employees who meet the VSIP’s age, length-of-service and business function criteria. Employees who elect to participate in the VSIP will receive enhanced separation benefits. The VSIP is expected to be substantially completed by the end of fiscal 2017.

The company currently does not know which employees will elect to participate in the VSIP. Accordingly, the company is unable to estimate the costs of the VSIP, which will consist primarily of employee severance and benefits-related costs. The company will provide an estimate of the amount or range of costs and benefits when a good faith determination can be made, which is expected to be in the third quarter of 2017.

On August 9, 2017, the company announced the closure of a warehouse delivery snack cake plant in Winston-Salem, North Carolina.  We expect to close the bakery in early October 2017.  The closure costs are estimated to be between $4.0 million and $6.0 million and are expected to be finalized and recorded in our third quarter of fiscal 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 15, 2017 should be read in conjunction with the Form 10-K.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are matters affecting comparability of operating income that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
	(Amounts in thousands)
Project Centennial consulting costs	$9,389	$1,256	$24,795	$1,256
Gain on divestiture	—	—	(28,875)	—
Pension plan settlement loss	—	4,641	—	4,641
Lease termination costs and legal settlement	—	—	815	—
	$9,389	$5,897	$(3,265)	$5,897

•

Project Centennial — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project for the twelve and twenty-eight weeks ended July 15, 2017 were $9.4 million and $24.8 million, respectively, and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.  Costs incurred through the second quarter of the prior year were $1.3 million. We anticipate additional consulting costs ranging from approximately $10 million to $15 million to be incurred during the remainder of fiscal 2017.  In the third and fourth quarters of fiscal 2016, we incurred project costs of $1.2 million and $3.8 million, respectively.

•

Gain on divestiture of the non-core mix manufacturing business – On January 14, 2017, we completed the sale of our non-core mix manufacturing business located in Cedar Rapids, Iowa and received proceeds, net of a working capital adjustment, of $41.2 million and recognized a gain on divestiture of $28.9 million in our results of operations for the twenty-eight weeks ended July 15, 2017.  The mix manufacturing business was included in the Warehouse Segment.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Depending on the level of lump sum payment options elected by the eligible plan participants during fiscal 2017, settlement charges may be triggered, although none were triggered during the twenty-eight weeks ended July 15, 2017.  We recorded a settlement loss of $4.6 million in the second quarter of the prior year.

•

Lease termination costs – During the twenty-eight weeks ended July 15, 2017, we terminated certain lease contracts prior to the maturity date of the leases, resulting in net lease termination costs of $0.6 million.

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

Executive Overview

Business

Flowers is the second largest producer and marketer of packaged bakery foods in the U.S. We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  We are focused on opportunities for growth within the baked foods category and seek to have our products available wherever bakery foods are consumed or sold — whether in homes, restaurants, fast food outlets, institutions, supermarkets, convenience stores, or vending machines.  Currently, our business is managed based on delivery method of our products and we have two operating segments as outlined below.

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

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 0.9% and 1.2% for the twelve and twenty-eight weeks ended July 15, 2017, respectively, as compared to the same periods in the prior year, primarily due to the divestiture of the mix manufacturing business in January of fiscal 2017, overall softness in the fresh bakery category and a competitive marketplace, partially offset by growth in branded organic products.

Net income for the twelve and twenty-eight weeks ended July 15, 2017 decreased 12.5% and 4.8%, respectively, compared to the same periods in the prior year.  For the quarter, higher consulting costs associated with Project Centennial and decreased sales volumes were partially offset by the pension plan settlement loss in the prior year quarter and a more favorable effective tax rate in the current quarter.  Year to date, higher consulting costs associated with Project Centennial and sales declines were partially offset by the gain on divestiture of the mix manufacturing business in the current year and the pension plan settlement loss in the prior year.

During the twenty-eight weeks ended July 15, 2017, we generated net cash flows from operations of $160.9 million compared to $195.3 million in the prior year period.  We received net proceeds of $41.2 million from the divestiture of our mix manufacturing business and invested $31.9 million in capital expenditures.  We paid $69.6 million in dividends to our shareholders and reduced our total indebtedness by $108.1 million.  The decrease in net cash flows from operations, period over period, was principally due to an increase in Project Centennial consulting costs of $23.5 million.

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

The company implemented a plan to transition to these primary strategies beginning in fiscal 2017, with the transition intended to be completed by fiscal 2021. By executing on Project Centennial, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%.  The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization.

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

In the second quarter of fiscal 2017, the company made progress in key Project Centennial initiatives.  Recent accomplishments include:

•	completed a major consumer survey to better understand evolving consumer preferences;
•	formulated a strategy and began to identify specific opportunities to diversify our brand portfolio into attractive adjacent categories;
•	made substantial progress on developing a streamlined brand assortment, which we expect to implement by the end of fiscal 2017;
•	developed a specific strategy and timeline to reduce stales;
•	utilized a third-party distribution platform to expand distribution of products in the Midwest;
•	completed the first wave of continuous improvement pilot programs that validated opportunities for efficiency savings across our manufacturing network;
•	will close a Warehouse Segment snack cake plant in Winston-Salem, North Carolina in early October 2017;
•	made progress toward reaching the company’s goal of reducing purchased goods and services spending by at least $45 million by fiscal 2018;
•	began to analyze data and formulate plans to optimize the company’s existing manufacturing and logistics network; and
•	announced the company’s new organizational structure, as more fully discussed below.

In the second quarter of fiscal 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  The company will transition to the new structure over the next several months with full implementation expected during fiscal 2018. Prior to that time, the company will continue to manage the business and report segment information based on our current segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Bakery and Specialty/Snacking, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.

Subsequent to the end of the second quarter of fiscal 2017, the company announced the VSIP as part of its effort to restructure, streamline operations, and better position the company for profitable growth.  The VSIP is available to certain employees who meet the VSIP’s age, length-of-service, and business function criteria.  Employees who elect to participate in the VSIP will receive enhanced separation benefits.  The VSIP is expected to be substantially completed by the end of fiscal 2017.

The company currently does not know which employees will elect to participate in the VSIP.  Accordingly, the company is unable to estimate the costs of the VSIP, which will consist primarily of employee severance and benefits-related costs.  The company will provide an estimate of the amount or range of costs and benefits when a good faith determination can be made which is expected to be in the third quarter of fiscal 2017.

Valuation of Intangible Assets

The company evaluates the recoverability of our indefinite-lived intangible assets that are not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired.  In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life.  The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value.  We are continually monitoring our indefinite-lived trademarks.

For trademarks and other intangible assets that we are amortizing, we evaluate these assets whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.   We compare the undiscounted future cash flows of each intangible asset to the carrying amount, and if less than the carrying value, the intangible asset is written down to fair value.

For both amortizing and non-amortizing trademarks, there are certain inherent risks included in our expectations about their performance. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples.  Based on management’s evaluation, no impairment charges relating to intangible assets were recorded during the twenty-eight weeks ended July 15, 2017.

We began a brand rationalization study as part of Project Centennial during the fourth quarter of fiscal 2016 and the study is still ongoing.  Depending on the results of this study, we may limit the use of certain brands, both indefinite-lived and finite-lived, which could result in impairment charges in future periods.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 15, 2017 and July 16, 2016, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016	Dollars	%
Sales
DSD Segment	$792,892	$785,767	85.6	84.0	$7,125	0.9
Warehouse Segment	133,747	149,258	14.4	16.0	(15,511)	(10.4)
Total	$926,639	$935,025	100.0	100.0	$(8,386)	(0.9)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$374,263	$373,520	47.2	47.5	$743	0.2
Warehouse Segment(1)	93,889	104,435	70.2	70.0	(10,546)	(10.1)
Total	$468,152	$477,955	50.5	51.1	$(9,803)	(2.1)
Selling, distribution and administrative expenses
DSD Segment(1)	$309,710	$304,132	39.1	38.7	$5,578	1.8
Warehouse Segment(1)	23,508	24,514	17.6	16.4	(1,006)	(4.1)
Corporate(2)	20,975	9,750	—	—	11,225	115.1
Total	$354,193	$338,396	38.2	36.2	$15,797	4.7
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	4,641	—	—	(4,641)	NM
Total	$—	$4,641	—	0.5	$(4,641)	NM
Depreciation and amortization
DSD Segment(1)	$29,355	$27,980	3.7	3.6	$1,375	4.9
Warehouse Segment(1)	4,761	4,599	3.6	3.1	162	3.5
Corporate(2)	12	19	—	—	(7)	NM
Total	$34,128	$32,598	3.7	3.5	$1,530	4.7
Income from operations
DSD Segment(1)	$79,564	$80,135	10.0	10.2	$(571)	(0.7)
Warehouse Segment(1)	11,589	15,710	8.7	10.5	(4,121)	(26.2)
Corporate(2)	(20,987)	(14,410)	—	—	(6,577)	(45.6)
Total	$70,166	$81,435	7.6	8.7	$(11,269)	(13.8)
Interest expense, net	$3,278	$3,010	0.4	0.3	$268	8.9
Income taxes	$22,148	$27,270	2.4	2.9	$(5,122)	(18.8)
Net income	$44,740	$51,155	4.8	5.5	$(6,415)	(12.5)
Comprehensive income	$53,156	$15,543	5.7	1.7	$37,613	242.0

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016	Dollars	%
Sales
DSD Segment	$1,792,752	$1,784,770	84.8	83.4	$7,982	0.4
Warehouse Segment	321,536	354,607	15.2	16.6	(33,071)	(9.3)
Total	$2,114,288	$2,139,377	100.0	100.0	$(25,089)	(1.2)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$848,845	$849,065	47.3	47.6	$(220)	(0.0)
Warehouse Segment (1)	227,248	250,080	70.7	70.5	(22,832)	(9.1)
Total	$1,076,093	$1,099,145	50.9	51.4	$(23,052)	(2.1)
Selling, distribution and administrative expenses
DSD Segment (1)	$706,532	$698,567	39.4	39.1	$7,965	1.1
Warehouse Segment(1)	55,807	59,199	17.4	16.7	(3,392)	(5.7)
Corporate(2)	53,124	25,169	—	—	27,955	111.1
Total	$815,463	$782,935	38.6	36.6	$32,528	4.2
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	4,641	—	—	(4,641)	NM
Total	$—	$4,641	—	0.2	$(4,641)	NM
Gain on divestiture
DSD Segment(1)	$—	$—	—	—	$—	NM
Warehouse Segment(1)	28,875	—	9.0	—	28,875	—
Corporate(2)	—	—	—	—	—	—
Total	$28,875	$—	1.4	—	$28,875	NM
Depreciation and amortization
DSD Segment(1)	$70,417	$65,054	3.9	3.6	$5,363	8.2
Warehouse Segment(1)	11,072	10,877	3.4	3.1	195	1.8
Corporate(2)	(173)	134	—	—	(307)	NM
Total	$81,316	$76,065	3.8	3.6	$5,251	6.9
Income from operations
DSD Segment(1)	$166,958	$172,084	9.3	9.6	$(5,126)	(3.0)
Warehouse Segment(1)	56,284	34,451	17.5	9.7	21,833	63.4
Corporate(2)	(52,951)	(29,944)	—	—	(23,007)	(76.8)
Total	$170,291	$176,591	8.1	8.3	$(6,300)	(3.6)
Interest expense, net	$8,326	$5,788	0.4	0.3	$2,538	43.8
Income taxes	$56,807	$60,285	2.7	2.8	$(3,478)	(5.8)
Net income	$105,158	$110,518	5.0	5.2	$(5,360)	(4.8)
Comprehensive income	$111,673	$79,690	5.3	3.7	$31,983	40.1

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 15, 2017 COMPARED TO TWELVE WEEKS ENDED JULY 16, 2016

Sales

Consolidated

	For the Twelve Weeks Ended
	July 15, 2017		July 16, 2016
	$	%	$	%	% Increase (Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$548,343	59.2	$549,647	58.8	(0.2)
Store branded retail	144,290	15.6	145,778	15.6	(1.0)
Non-retail and other	234,006	25.2	239,600	25.6	(2.3)
Total	$926,639	100.0	$935,025	100.0	(0.9)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	1.9
Volume	(2.3)
Divestiture	(0.5)
Total percentage change in sales	(0.9)

Overall softness in the fresh bakery category, a competitive marketplace, and the divestiture of our mix manufacturing business in January 2017 resulted in the sales decline, partially offset by an increase in sales of branded organic products.  Sales of DKB branded products continue to grow, driven by both volume and price, even though we cycled the national rollout of the DKB brand on our DSD network at the beginning of the second quarter.  The decrease in the branded retail category resulted from volume declines in branded cake and branded buns and rolls, mostly offset by increased sales of branded organic bread.  Store branded retail sales declined as a result of volume declines in store branded cake, partially offset by growth in store branded buns and rolls.  The impact of the divestiture of our mix manufacturing business in January 2017 principally resulted in the decrease of non-retail and other sales, which includes contract manufacturing, vending and foodservice.

DSD Segment

	For the Twelve Weeks Ended
	July 15, 2017		July 16, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$514,594	64.9	$508,426	64.7	1.2
Store branded retail	120,115	15.1	116,493	14.8	3.1
Non-retail and other	158,183	20.0	160,848	20.5	(1.7)
Total	$792,892	100.0	$785,767	100.0	0.9

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.7
Volume	0.2
Total percentage change in sales	0.9

Branded retail sales increased due to significant sales growth for branded organic products, mostly offset by declines in other branded items, largely buns and rolls and cake.  Sales of DKB branded products continue to grow, driven by both volume and price, even though we cycled the national rollout of the brand at the beginning of the second quarter.  The addition of DKB breakfast items also contributed to the increase.  Growth in store branded buns and rolls drove the increase in store branded retail sales.  Non-retail and other sales decreased primarily due to volume declines in foodservice, partially offset by positive pricing/mix.

Warehouse Segment

	For the Twelve Weeks Ended
	July 15, 2017		July 16, 2016
	$	%	$	%	% Increase (Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$33,749	25.2	$41,221	27.6	(18.1)
Store branded retail	24,175	18.1	29,285	19.6	(17.4)
Non-retail and other	75,823	56.7	78,752	52.8	(3.7)
Total	$133,747	100.0	$149,258	100.0	(10.4)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	2.2
Volume	(9.6)
Divestiture	(3.0)
Total percentage change in sales	(10.4)

Decreased sales of snack cakes and warehouse-delivered branded organic breads, and the impact of our mix manufacturing business divestiture resulted in the significant sales decrease.  The sales related to the mix manufacturing business were included in the non-retail and other category.  Branded retail sales decreased largely due to volume declines in both cake and organic bread.  During the second quarter of fiscal 2016, the Warehouse Segment’s Mesa, Arizona plant significantly increased production of organic products for the DSD Segment and this trend has continued.  These intercompany sales are not included in the amounts above, but are included in the DSD Segment.  Branded cake sales were negatively impacted by increased competition quarter over quarter.  Volume decreases in store branded cake resulted in the decrease in store branded retail sales.  The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to the mix manufacturing business divestiture and to a lesser extent lost contract manufacturing business, partially offset by increased foodservice sales due to volume gains.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

	For the Twelve Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.0	24.2	(0.2)
Workforce-related costs	14.4	14.3	0.1
Packaging	4.2	4.3	(0.1)
Utilities	1.4	1.5	(0.1)
Other	6.5	6.8	(0.3)
Total	50.5	51.1	(0.6)

On a consolidated basis, a shift in product mix from lower margin to higher margin items, reduced outside purchases of product, and improved manufacturing efficiencies were the main drivers of the decrease in total costs as a percent of sales.  Ingredient costs decreased as a percent of sales primarily due to the impact of our mix manufacturing business divestiture, mostly offset by increased purchases of higher priced organic ingredients.  As of the beginning of fiscal 2017, we completed the transition from purchasing certain DKB products from co-manufacturers to producing these items ourselves, as a result of added production capacity at our Tuscaloosa, Alabama and Mesa, Arizona plants.  This decrease in outside product purchases is reflected in the other line item in the table above.

DSD Segment

	For the Twelve Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.3	21.4	(0.1)
Workforce-related costs	12.4	12.4	—
Packaging	2.9	3.0	(0.1)
Utilities	1.3	1.4	(0.1)
Other	9.3	9.3	—
Total	47.2	47.5	(0.3)

The overall decrease in total costs as a percent of sales resulted from sales increases due to improved pricing/mix, and producing the majority of the DKB products ourselves in the current quarter.  In the prior year quarter, a portion of these products were produced by co-manufacturers.  We principally produce these products in two plants in the DSD Segment and the Mesa, Arizona plant in the Warehouse Segment.  The other line item in the table above reflects outside purchases of product and intercompany product purchases from the Warehouse Segment.

Warehouse Segment

	For the Twelve Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	40.3	39.1	1.2
Workforce-related costs	26.2	24.2	2.0
Packaging	11.7	10.9	0.8
Utilities	1.8	1.8	—
Other	(9.8)	(6.0)	(3.8)
Total	70.2	70.0	0.2

Ingredients, workforce-related and packaging costs increased as a percent of sales due to significant sales declines and increased intercompany sales of product to the DSD Segment (costs with no associated sales).  The other line item in the table above mostly reflects the increase in intercompany sales of product to the DSD Segment, largely the DKB organic products, and a reduction in outside purchases of product.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

	For the Twelve Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.2	17.0	0.2
Distributor distribution fees	13.4	12.6	0.8
Other	7.6	6.6	1.0
Total	38.2	36.2	2.0

In the current quarter, a larger portion of our sales were made through independent distributors resulting in increased distributor distribution fees as a percent of sales.  Workforce-related costs increased due to an increase in employee incentive costs and sales declines quarter over quarter, partially offset by the impact of transitioning to independent distributors in certain geographic markets.  As discussed in the “Matters Affecting Comparability” section above, during the twelve weeks ended July 15, 2017, the company incurred $9.4 million of consulting costs associated with Project Centennial compared to $1.3 million in the prior year quarter, an increase of approximately 90 basis points, and these costs are reflected in the other line item in the table above.  We anticipate continued consulting costs related to Project Centennial in subsequent quarters.  Additionally, we incurred higher costs related to legal matters in the current year quarter as compared to the same quarter in the prior year and these costs are reflected in the other line item.  Cost savings initiatives that we have implemented partially offset the overall increase in selling, distribution and administrative expenses.

DSD Segment

	For the Twelve Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.1	17.2	(0.1)
Distributor distribution fees	15.7	15.0	0.7
Other	6.3	6.5	(0.2)
Total	39.1	38.7	0.4

In the current quarter, a larger portion of our sales were made through independent distributors, resulting in increased distributor distribution fees and decreased workforce-related costs as a percent of sales, partially offset by higher employee incentive costs.  Cost savings initiatives we have implemented more than offset increased legal costs, both of which are reflected in the other line item in the table above.

Warehouse Segment

	For the Twelve Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.1	7.7	0.4
Freezer storage/rent	2.3	2.1	0.2
Distribution costs (includes freight and shipping and hauling)	1.9	2.1	(0.2)
Other	5.3	4.5	0.8
Total	17.6	16.4	1.2
In the current quarter, the overall increase in selling, distribution and administrative expenses as a percent of sales was primarily driven by significantly lower sales which spread the costs over a smaller sales base.  The decrease in distribution costs mostly related to the divestiture of our mix manufacturing business.

Pension Plan Settlement Loss

We recorded a settlement charge of $4.6 million during the second quarter of the prior year.  Refer to the Pension risk mitigation plan discussed in the “Matters Affecting Comparability” section above for additional details.

Depreciation and Amortization Expense

Depreciation and amortization expense was higher in the current quarter compared to the prior year quarter due to assets being placed in service and we began amortizing certain trademarks of the DSD Segment.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the twelve weeks ended July 15, 2017 compared to the twelve weeks ended July 16, 2016:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(0.7)	(0.2)
Warehouse Segment	(26.2)	(1.8)
Unallocated corporate	(45.6)	NA
Consolidated	(13.8)	(1.1)

NA	Not applicable as the corporate segment has no revenues.

The slight decrease in the DSD Segment operating income as a percent of sales was primarily driven by higher selling, distribution and administrative expenses, partially offset by lower production costs, both discussed above.  The decrease in the Warehouse Segment operating income as a percent of sales was primarily due to sales declines.  The unfavorable change in unallocated corporate expenses was primarily due to the consulting costs associated with Project Centennial of $9.4 million incurred in the current quarter compared to $1.3 million in the prior year quarter and higher legal costs, partially offset by the pension settlement loss in the prior year.

Net Interest Expense

Net interest expense was relatively flat compared to the prior year quarter.  Higher average interest rates on debt outstanding due to converting certain variable rate debt to longer-term, fixed rate debt with the issuance of the 2026 notes in the third quarter of fiscal 2016 were mostly offset by lower average amounts outstanding under the company’s debt arrangements in the current quarter compared to the same quarter in the prior year.

Income Taxes

The effective tax rate for the twelve weeks ended July 15, 2017 was 33.1% compared to 34.8% in the prior year quarter.  The decrease in the rate was primarily due to higher discrete tax benefits recorded for state tax credits as compared to the prior year quarter.  The primary differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying domestic production activities deduction.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from the prior year pension settlement charge, which resulted in a remeasurement loss of $36.4 million, and, to a lesser extent, net changes in the fair value of derivatives of $10.3 million, partially offset by lower net income.

TWENTY-EIGHT WEEKS ENDED JULY 15, 2017 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 16, 2016

Sales

Consolidated

	For the Twenty-Eight Weeks Ended
	July 15, 2017		July 16, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,241,905	58.7	$1,250,029	58.4	(0.6)
Store branded retail	316,316	15.0	317,025	14.8	(0.2)
Non-retail and other	556,067	26.3	572,323	26.8	(2.8)
Total	$2,114,288	100.0	$2,139,377	100.0	(1.2)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.8
Volume	(1.5)
Divestiture	(0.5)
Total percentage change in sales	(1.2)

Continued softness in the fresh bakery category, marketplace competition, and the divestiture of the mix manufacturing business resulted in the overall sales decline, partially offset by the sales contribution from branded organic products.  The national rollout of the DKB brand on our DSD network occurred at the beginning of the second quarter of fiscal 2016, resulting in substantial growth of the brand year over year.  Branded retail sales decreased from volume declines in branded cake and other branded retail products and price/mix declines in branded soft variety bread, somewhat offset by increased sales of branded organic bread.  The decrease in store branded retail sales resulted from volume declines for store branded cake, mostly offset by volume increases for store branded buns and rolls and variety bread.  The impact of the mix manufacturing business divestiture, as well as volume declines, resulted in lower non-retail and other sales, which includes contract manufacturing, vending and foodservice.

DSD Segment

	For the Twenty-Eight Weeks Ended
	July 15, 2017		July 16, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,160,681	64.7	$1,150,487	64.5	0.9
Store branded retail	257,641	14.4	249,477	14.0	3.3
Non-retail and other	374,430	20.9	384,806	21.5	(2.7)
Total	$1,792,752	100.0	$1,784,770	100.0	0.4

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.4
Volume	—
Total percentage change in sales	0.4

Branded retail sales increased due to significant sales growth of the DKB brand through its national rollout in our DSD markets, which occurred at the beginning of the second quarter of fiscal 2016.  Mostly offsetting this increase were declines in branded soft variety bread, buns and rolls, and cake.  Store branded retail sales increased primarily due to volume gains in store branded buns and rolls and variety bread.  Volume declines drove the decrease in non-retail and other sales, partially offset by positive pricing/mix.

Warehouse Segment

	For the Twenty-Eight Weeks Ended
	July 15, 2017		July 16, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$81,224	25.3	$99,542	28.1	(18.4)
Store branded retail	58,675	18.2	67,548	19.0	(13.1)
Non-retail and other	181,637	56.5	187,517	52.9	(3.1)
Total	$321,536	100.0	$354,607	100.0	(9.3)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.8)
Volume	(5.7)
Divestiture	(2.8)
Total percentage change in sales	(9.3)

Branded retail sales decreased substantially due to volume declines in branded organic bread, and to a lesser extent branded cake.  During the second quarter of fiscal 2016, the Warehouse Segment’s Mesa, Arizona plant significantly increased production of DKB products for the DSD Segment and this trend has continued.  These intercompany sales are not included in the amounts above, but are included in the DSD Segment.  Increased competition in the current year negatively impacted branded cake sales.  Store branded retail sales decreased mainly due to volume decreases in store branded cake.  The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to the mix manufacturing business divestiture, partially offset by volume gains in foodservice sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

	For the Twenty-Eight Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.1	24.3	(0.2)
Workforce-related costs	14.5	14.3	0.2
Packaging	4.3	4.4	(0.1)
Utilities	1.4	1.4	—
Other	6.6	7.0	(0.4)
Total	50.9	51.4	(0.5)

Overall, a reduction in outside purchases for certain DKB products and a shift in mix from lower margin to higher margin products drove the decrease in total costs as a percent of sales.  Ingredient costs decreased as a percent of sales primarily due to the impact of the mix manufacturing business divestiture, partially offset by increased purchases of higher priced organic ingredients.  As of the beginning of fiscal 2017, we completed the transition from purchasing certain DKB products from co-manufacturers to producing these items ourselves as a result of added production capacity at our Tuscaloosa, Alabama and the Mesa, Arizona plant.  In the prior year, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa plant to an all-organic plant. This decrease in outside product purchases is reflected in the other line item in the table above.  Lower sales volumes and decreased outside purchases of products resulted in increased workforce-related costs as a percent of sales, partially offset by the portion of prior year start-up costs that were workforce-related.

DSD Segment

	For the Twenty-Eight Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.5	21.4	0.1
Workforce-related costs	12.5	12.4	0.1
Packaging	3.0	3.1	(0.1)
Utilities	1.3	1.4	(0.1)
Other	9.0	9.3	(0.3)
Total	47.3	47.6	(0.3)

In the prior fiscal year, a significant portion of DKB products were produced by co-manufacturers and in the current fiscal year, we are producing these products ourselves in two plants in the DSD Segment and the Mesa, Arizona plant in the Warehouse Segment.   The other line item reflects this decrease in outside purchases of product, partially offset by increased intercompany purchases of product from the Warehouse Segment.  Also, prior year costs were negatively impacted by $2.2 million of start-up costs related to converting the Tuscaloosa plant to an all-organic plant.

Warehouse Segment

	For the Twenty-Eight Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.7	39.0	(0.3)
Workforce-related costs	25.3	23.5	1.8
Packaging	11.7	11.0	0.7
Utilities	1.7	1.7	—
Other	(6.7)	(4.7)	(2.0)
Total	70.7	70.5	0.2

Ingredient costs decreased as a percent of sales due to the impact of the mix manufacturing business divestiture, partially offset by increased intercompany sales of organic products to the DSD Segment (ingredient costs with no associated sales) and sales declines.  Workforce-related and packaging costs increased as a percent of sales due to significant sales declines and increased intercompany sales of product to the DSD Segment (workforce-related and packaging costs with no associated sales).  The other line item in the table above mostly reflects the increase in intercompany sales of product to the DSD Segment, largely the DKB organic products, and the decrease in outside purchases of product.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

	For the Twenty-Eight Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6	17.5	0.1
Distributor distribution fees	13.3	12.5	0.8
Other	7.7	6.6	1.1
Total	38.6	36.6	2.0

The increase in distributor distribution fees as a percent of sales was due to the national rollout of the DKB brand in our DSD markets subsequent to the first quarter of fiscal 2016 and converting territories from company-operated to independent distributors.  Prior to the national rollout, the DKB products were sold mostly by warehouse delivery.  As discussed in the “Matters Affecting Comparability” section above, we incurred $24.8 million of consulting costs associated with Project Centennial in the current year compared to $1.3 million in the prior year, as well as higher legal costs and a distributor-related legal settlement of $0.25 million, all of which are reflected in the other line item in the table above.  We anticipate continued consulting costs related to Project Centennial in subsequent quarters.  See Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the legal settlement.  Cost savings programs that we have implemented and the benefit recognized related to the early lease terminations, as discussed in the DSD Segment below, partially offset the overall increase in selling, distribution and administrative expenses.

DSD Segment

	For the Twenty-Eight Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5	17.5	—
Distributor distribution fees	15.7	15.0	0.7
Other	6.2	6.6	(0.4)
Total	39.4	39.1	0.3

See the consolidated selling, distribution and administrative expenses discussion above regarding the increase in distributor distribution fees as a percent of sales.  The decrease in the other line item as a percentage of sales in the table above resulted from the immediate recognition of deferred credits, net of lease termination costs, associated with the early termination of certain leases and the implementation of cost savings programs.  Partially offsetting these items were higher legal costs and a distributor-related legal settlement of $0.25 million.  See Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Warehouse Segment

	For the Twenty-Eight Weeks Ended
Line item component	July 15, 2017 % of sales	July 16, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.2	7.9	0.3
Freezer storage/rent	2.2	1.9	0.3
Distribution costs (includes freight and shipping and hauling)	1.9	2.1	(0.2)
Other	5.1	4.8	0.3
Total	17.4	16.7	0.7

Selling, distribution and administrative expenses increased as a percent of sales primarily from significantly lower sales which spread the costs over a smaller sales base.  Distribution costs decreased due to the divestiture of the mix manufacturing business.

Pension Plan Settlement Loss

We recorded a settlement charge of $4.6 million during the second quarter of the prior year.  Refer to the Pension risk mitigation plan discussed in the “Matters Affecting Comparability” section above for additional details.

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

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the twenty-eight weeks ended July 15, 2017 compared to the same period in the prior year:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(3.0)	(0.3)
Warehouse Segment	63.4	7.8
Unallocated corporate	(76.8)	NA
Consolidated	(3.6)	(0.2)

NA	Not applicable as the corporate segment has no revenues.

The decrease in the DSD Segment operating income as a percent of sales was primarily driven by higher selling, distribution and administrative expenses as a percent of sales discussed above.  The significant increase in the Warehouse Segment operating income as a percent of sales was due to the gain on divestiture of the mix manufacturing business of $28.9 million in the current fiscal year, partially offset by sales declines.  The unfavorable change in unallocated corporate expenses was primarily due to the consulting costs associated with Project Centennial of $24.8 million incurred in the current fiscal year compared to $1.3 million in the prior year, and higher legal costs in the current year, partially offset by the $4.6 million pension plan settlement loss in the prior year.

Net Interest Expense

The increase in net interest expense resulted from higher average interest rates on debt outstanding due to converting certain variable rate debt to longer-term, fixed rate debt with the issuance of the 2026 notes in the third quarter of fiscal 2016, partially offset by lower average amounts outstanding under the company’s debt arrangements in the current fiscal year compared to the same period in the prior year.

Income Taxes

The effective tax rate for the twenty-eight weeks ended July 15, 2017 was 35.1% compared to 35.3% in the prior year.  The decrease in the rate was primarily related to higher benefits for state income tax incentives recognized in the current year income tax provision.  The primary differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying domestic production activities deduction.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from the prior year pension settlement charge, which resulted in a remeasurement loss of $36.4 million, and, to a lesser extent, net changes in the fair value of derivatives of $3.5 million, partially offset by lower net income.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths and we do not anticipate significant risks to these cash flows in the foreseeable future.  Additionally, we strive to maintain a conservative financial position.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing Project Centennial;
•	paying dividends to our shareholders;
•	repayment of indebtedness prior to the maturity date;
•	making strategic acquisitions;
•	repurchasing shares of our common stock; and
•	making discretionary contributions to its qualified pension plans.

Liquidity discussion for the twenty-eight weeks ended July 15, 2017 and July 16, 2016

The Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 16, 2016 have been revised for the correction of errors and the adoption of new employee share-based payment transaction guidance.  See Note 2, Financial Statement Revisions, and Note 3, Recent Accounting Pronouncements, for details on these revisions.

Cash and cash equivalents were $7.2 million at July 15, 2017 as compared to $6.4 million at December 31, 2016. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash flow component	July 15, 2017	July 16, 2016	Change
Cash provided by operating activities	$160,896	$195,297	$(34,401)
Cash provided by (disbursed for) investing activities	19,853	(36,062)	55,915
Cash disbursed for financing activities	(179,980)	(162,021)	(17,959)
Total change in cash	$769	$(2,786)	$3,555

Cash Flows Provided by Operating Activities. The decrease in cash provided by operating activities period over period was principally due to the significant increase in costs incurred related to implementing Project Centennial.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	Change
Depreciation and amortization	$81,316	$76,065	$5,251
Gain on divestiture	(28,875)	—	(28,875)
Stock-based compensation	8,690	11,306	(2,616)
Deferred income taxes	3,328	(3,528)	6,856
Pension and postretirement plans income	(2,821)	1,607	(4,428)
Other non-cash items	536	4,512	(3,976)
Net non-cash adjustment to net income	$62,174	$89,962	$(27,788)
•

The change in depreciation and amortization was primarily due to accelerated depreciation of certain leasehold improvements and right to use assets and amortization of certain trademarks that had previously been indefinite-lived intangible assets.

•	See the Gain on divestiture discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	Change
Changes in accounts receivable, net	$(19,272)	$(26,090)	$6,818
Changes in inventories, net	(2,718)	(1,854)	(864)
Changes in hedging activities, net	1,216	1,040	176
Changes in other assets, net	(13,244)	3,212	(16,456)
Changes in accounts payable, net	4,503	7,912	(3,409)
Changes in other accrued liabilities, net	23,079	10,597	12,482
Net changes in working capital	$(6,436)	$(5,183)	$(1,253)
•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•	Changes in income tax receivables and in deferred gains recorded in conjunction with the sale of distribution rights to independent distributors resulted in the change in other assets.
•

Changes in income taxes payable, employee compensation accruals and insurance accruals resulted in the change in other accrued liabilities.  Additionally, during the first quarter of fiscal 2017 and fiscal 2016, we paid $17.3 million and $25.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.4 million was paid during the first quarter of fiscal 2017 and fiscal 2016 for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

•

During the second quarter of fiscal 2017, the court approved the $9.0 million settlement reached in the Rehberg et al v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC class action lawsuit, and we expect it to be paid by mid-August 2017. The settlement was accrued for in the fourth quarter of fiscal 2016.

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

Cash Flows Provided by (Disbursed for) Investing Activities. The table below presents net cash provided by (disbursed for) investing activities for the twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	Change
Purchases of property, plant, and equipment	$(31,919)	$(41,722)	$9,803
Principal payments from notes receivable, net of repurchases of independent distributor territories	9,230	3,695	5,535
Proceeds from divestiture	41,230	—	41,230
Proceeds from sale of property, plant and equipment	1,312	1,965	(653)
Net cash provided by (disbursed for) investing activities	$19,853	$(36,062)	$55,915
•

Capital expenditures for the DSD Segment and Warehouse Segment were $28.5 million and $1.3 million, respectively.  This includes an intersegment reclassification of $1.8 million from unallocated corporate to the DSD Segment related to first quarter of fiscal 2017 capital expenditures.  We currently anticipate capital expenditures of $95 million to $105 million for fiscal 2017.

•	We received proceeds of $41.2 million, net of a working capital adjustment, from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the twenty-eight weeks ended July 15, 2017 and July 16, 2016, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2017	July 16, 2016	Change
Dividends paid	$(69,601)	$(64,609)	$(4,992)
Exercise of stock options	6,416	10,478	(4,062)
Payment of financing fees	—	(624)	624
Stock repurchases, including accelerated stock repurchases	(2,671)	(126,298)	123,627
Change in bank overdrafts	(6,024)	(4,718)	(1,306)
Net debt and capital lease obligations changes	(108,100)	23,750	(131,850)
Net cash disbursed for financing activities	$(179,980)	$(162,021)	$(17,959)
•

Our dividends paid increased due to an increased dividend payout rate.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 15, 2017 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid
May 25, 2017	June 9, 2017	June 23, 2017	$0.1700	$35,587
February 17, 2017	March 3, 2017	March 17, 2017	$0.1600	$33,461

Additionally, we paid dividends of $0.6 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock option exercises decreased due to less exercises in the first half of fiscal 2017 as compared to the same period in the prior fiscal year.  As of July 15, 2017, there were nonqualified stock option grants of 1.3 million shares that were exercisable.  These have a remaining contractual life of approximately 0.57 years and a weighted average exercise price of $10.87 per share.  At this time, it is expected that these shares will be exercised before the contractual term expires in early fiscal 2018 and such exercises may provide an increase to the cash provided by financing activities.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 15, 2017, we repurchased 0.1 million shares for $2.7 million under a share repurchase plan approved by our Board of Directors.  During the twenty-eight weeks ended July 16, 2016, we repurchased 6.9 million shares of our common stock of which 6.5 million shares were repurchased under an accelerated share repurchase program.

Capital Structure

Long-term debt and capital lease obligations and stockholders’ equity were as follows at July 15, 2017 and December 31, 2016, respectively.  For additional information regarding our debt and capital lease obligations, see Note 9, Debt and Other Obligations, of  Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Balance at		Fixed or	Final
	July 15, 2017	December 31, 2016	Variable Rate	Maturity
Long-term debt and capital lease obligations	(Amounts in thousands)
2026 notes	$394,714	$394,406	Fixed Rate	2026
2022 notes	397,718	397,458	Fixed Rate	2022
Unsecured credit facility (the "credit facility")	3,400	24,000	Variable Rate	2020
Accounts receivable securitization (the "facility")	10,000	95,000	Variable Rate	2018
Capital lease obligations	26,633	30,427		2024
Other notes payable	14,540	16,866		2020
	847,005	958,157
Current maturities of long-term debt and capital lease obligations	12,140	11,490
Long-term debt and capital lease obligations	$834,865	$946,667

Total stockholders' equity
Total stockholders' equity	$1,264,587	$1,210,080

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 15, 2017:

	Amount Available	For the Twenty-Eight Weeks Ended
	for Withdrawal at	Highest	Lowest
Facility	July 15, 2017	Balance	Balance
	(Amounts in thousands)
Facility	$180,800	$95,000	$5,000
Credit facility (1)	487,902	$47,500	$—
	$668,702

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  During the twenty-eight weeks ended July 15, 2017, the company borrowed $347.9 million in revolving borrowings under the credit facility and repaid $368.5 million in revolving borrowings. The amount available under the credit facility is reduced by $8.7 million for letters of credit.

The facility and the credit facility are variable rate debt.  In periods of rising interest rates, the cost of using the facility and the credit facility will become more expensive and increase our interest expense.  Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase, it will make the cost of funds more expensive.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 15, 2017, the company was in compliance with all restrictive covenants under our debt agreements.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 15, 2017, 0.1 million shares, at a cost of $2.7 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 15, 2017, 67.9 million shares, at a cost of $633.1 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 15, 2017, the company’s hedge portfolio contained commodity derivatives with a fair value of $6.3 million and is based on quoted market prices. Approximately $2.7 million of this fair value relates to instruments that will be utilized in fiscal 2017 and $3.7 million and ($0.1) million that will be utilized in fiscal 2018 and 2019, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 15, 2017, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $13.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 15, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 74.6 million shares. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated share repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During the twenty-eight weeks ended July 15, 2017, 0.1 million shares, at a cost of $2.7 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 15, 2017, 67.9 million shares, at a cost of $633.1 million, have been repurchased.   The following table sets forth the amounts of our common stock repurchased by the company during the second quarter of fiscal 2017 (amounts in thousands, except price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 23, 2017 — May 20, 2017	—		—	—		6,677
May 21, 2017 — June 17, 2017	28	*	$18.48	28	*	6,649
June 18, 2017 — July 15, 2017	—		—	—		6,649
Total	28			28

*

All shares purchased by the company during the twelve weeks ended July 15, 2017 were acquired to satisfy an employee’s tax withholding and payment obligation in connection with the vesting of a restricted stock award, which are repurchased by the company based on the fair market value on the vesting date.

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

Date: August 9, 2017

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 15, 2017.

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