Form 10-Q
period 2017-10-07
FLOWERS FOODS INC
filed 2017-11-08
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 3, 2017
Common Stock, $.01 par value	209,609,731

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 7, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,074	$6,410
Accounts and notes receivable, net of allowances of $2,922 and $1,703, respectively	294,438	271,913
Inventories, net:
Raw materials	40,920	41,830
Packaging materials	20,523	20,354
Finished goods	49,192	48,698
Inventories, net	110,635	110,882
Spare parts and supplies	60,736	59,509
Other	51,138	28,128
Total current assets	524,021	476,842
Property, plant and equipment, net:
Property, plant and equipment, gross	1,898,963	1,891,487
Less: accumulated depreciation	(1,163,036)	(1,110,461)
Property, plant and equipment, net	735,927	781,026
Notes receivable	179,124	154,924
Assets held for sale	20,742	36,976
Other assets	9,561	9,758
Goodwill	464,777	465,578
Other intangible assets, net	748,527	835,964
Total assets	$2,682,679	$2,761,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$12,469	$11,490
Accounts payable	184,076	173,102
Other accrued liabilities	211,987	156,032
Total current liabilities	408,532	340,624
Long-term debt:
Total long-term debt and capital lease obligations	843,639	946,667
Other liabilities:
Post-retirement/post-employment obligations	63,532	69,601
Deferred taxes	125,613	145,854
Other long-term liabilities	49,389	48,242
Total other long-term liabilities	238,534	263,697
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 19,125,029 shares and 20,306,784 shares, respectively	(247,419)	(261,812)
Capital in excess of par value	648,396	644,456
Retained earnings	876,900	910,520
Accumulated other comprehensive loss	(86,102)	(83,283)
Total stockholders’ equity	1,191,974	1,210,080
Total liabilities and stockholders’ equity	$2,682,679	$2,761,068

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Sales	$932,822	$918,791	$3,047,110	$3,058,168
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	476,170	476,760	1,552,263	1,575,905
Selling, distribution and administrative expenses	355,599	341,538	1,171,062	1,124,473
Depreciation and amortization	32,972	32,530	114,288	108,595
Restructuring and related impairment charges	100,549	—	100,549	—
Gain on divestiture	—	—	(28,875)	—
Multi-employer pension plan withdrawal costs	18,268	—	18,268	—
Pension plan settlement loss	3,030	1,832	3,030	6,473
Income (loss) from operations	(53,766)	66,131	116,525	242,722
Interest expense	8,194	9,440	28,255	26,157
Interest income	(5,464)	(4,757)	(17,199)	(15,686)
Income (loss) before income taxes	(56,496)	61,448	105,469	232,251
Income tax expense (benefit)	(22,925)	21,232	33,882	81,517
Net income (loss)	$(33,571)	$40,216	$71,587	$150,734
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$(0.16)	$0.19	$0.34	$0.72
Weighted average shares outstanding	209,606	207,402	209,376	208,649
Diluted:
Net income (loss) per common share	$(0.16)	$0.19	$0.34	$0.72
Weighted average shares outstanding	209,606	208,944	210,231	210,564
Cash dividends paid per common share	$0.1700	$0.1600	$0.5000	$0.4650

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Net income (loss)	$(33,571)	$40,216	$71,587	$150,734
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement loss	1,863	1,127	1,863	3,981
Net loss for the period	(2,707)	(1,714)	(2,707)	(38,121)
Amortization of prior service cost included in net income	21	29	79	79
Amortization of actuarial loss included in net income	769	1,273	2,712	2,939
Pension and postretirement plans, net of tax	(54)	715	1,947	(31,122)
Derivative instruments:
Net change in fair value of derivatives	(9,652)	3,433	(5,932)	2,496
Loss reclassified to net income	372	742	1,166	2,688
Derivative instruments, net of tax	(9,280)	4,175	(4,766)	5,184
Other comprehensive income (loss), net of tax	(9,334)	4,890	(2,819)	(25,938)
Comprehensive income (loss)	$(42,905)	$45,106	$68,768	$124,796

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080
Net income				71,587				71,587
Derivative instruments, net of tax					(4,766)			(4,766)
Pension and postretirement plans, net of tax					1,947			1,947
Exercise of stock options			(1,702)			851,801	10,998	9,296
Amortization of share-based compensation awards			11,708					11,708
Issuance of deferred compensation			(37)			2,788	37	—
Performance-contingent restricted stock awards issued (Note 14)			(4,240)			328,947	4,240	—
Issuance of deferred stock awards			(1,789)			138,354	1,789	—
Stock repurchases						(140,135)	(2,671)	(2,671)
Dividends paid on vested share-based payment awards				(553)				(553)
Dividends paid — $.5000 per common share				(104,654)				(104,654)
Balances at October 7, 2017	228,729,585	$199	$648,396	$876,900	$(86,102)	(19,125,029)	$(247,419)	$1,191,974

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 7, 2017	October 8, 2016
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$71,587	$150,734
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	100,549	—
Stock-based compensation	11,708	15,005
Gain on divestiture	(28,875)	—
Loss reclassified from accumulated other comprehensive income to net income	1,785	4,174
Depreciation and amortization	114,288	108,595
Deferred income taxes	(18,476)	(1,094)
Provision for inventory obsolescence	1,535	937
Allowances for accounts receivable	3,022	3,164
Pension and postretirement plans income	(879)	2,728
Other	(3,608)	(422)
Qualified pension plan contributions	(1,605)	(1,000)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(26,457)	(17,154)
Inventories, net	(7,241)	(3,877)
Hedging activities, net	(14,814)	7,239
Other assets	(29,833)	(812)
Accounts payable	13,780	9,078
Other accrued liabilities	24,786	8,528
NET CASH PROVIDED BY OPERATING ACTIVITIES	211,252	285,823
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(51,213)	(67,400)
Proceeds from sale of property, plant and equipment	1,694	2,945
Repurchase of independent distributor territories	(11,187)	(8,449)
Principal payments from notes receivable	18,923	17,048
Proceeds from sale of mix plant	41,230	—
Other investing activities	523	358
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(30)	(55,498)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(105,207)	(97,808)
Exercise of stock options	9,296	18,862
Payments for financing fees	(100)	(3,508)
Stock repurchases, including accelerated stock repurchases	(2,671)	(126,298)
Change in bank overdrafts	(10,626)	(5,558)
Proceeds from debt borrowings	585,200	1,916,592
Debt and capital lease obligation payments	(686,450)	(1,939,450)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(210,558)	(237,168)
Net increase (decrease) in cash and cash equivalents	664	(6,843)
Cash and cash equivalents at beginning of period	6,410	14,378
Cash and cash equivalents at end of period	$7,074	$7,535

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 7, 2017 and October 8, 2016 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”).

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2017 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2017 (sixteen weeks), second quarter ended July 15, 2017 (twelve weeks), third quarter ended October 7, 2017 (twelve weeks) and fourth quarter ending December 30, 2017 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (85% of total year to date sales) currently operates 39 plants that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado. The Warehouse Segment (15% of total year to date sales) currently operates nine plants that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels.

On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure establishes two business units (“BUs”), Fresh Bakery and Specialty/Snacking, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019.  Management will continue to review financial information for the DSD Segment and Warehouse Segment until the new organizational structure is in place.

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 7, 2017 and October 8, 2016. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
	(% of Sales)		(% of Sales)
DSD Segment	17.6	17.2	17.7	17.0
Warehouse Segment	2.5	2.6	2.4	2.7
Total	20.1	19.8	20.1	19.7

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 18.2% and 18.8%, on a consolidated basis, as of October 7, 2017 and December 31, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended October 7, 2017 from those disclosed in the Form 10-K.

2. FINANCIAL STATEMENT REVISIONS

The company previously reported non-cash amounts as payments from notes receivable and payments for the repurchase of territories that should have been disclosed as non-cash transactions.  The error impacted the Condensed Consolidated Statements of Cash Flows for the first, second, and third quarters of fiscal year 2016.  These corrections did not impact our previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), and Condensed Consolidated Statements of Changes in Stockholders’ Equity.

The table below presents the revisions to the applicable Condensed Consolidated Statements of Cash Flows line item to correct the errors for the forty weeks ended October 8, 2016 (amounts in thousands):

	Condensed Consolidated Statements of Cash Flows
	Forty Weeks Ended October 8, 2016
Impacted Condensed Consolidated Statements of Cash Flows line item	As Previously Reported	Revisions	As Revised*
Other assets	$(1,925)	$1,113	$(812)
Other accrued liabilities	$11,393	$(2,865)	$8,528
Net cash provided by operating activities	$285,009	$814	$285,823
Repurchase of independent distributor territories	$(12,626)	$4,177	$(8,449)
Principal payments from notes receivable	$19,830	$(2,782)	$17,048
Other investing activities	$—	$358	$358
Net cash disbursed for investing activities	$(57,251)	$1,753	$(55,498)

*	The “As revised” column in the table above presents the amounts inclusive of the recently adopted accounting pronouncements discussed in Note 3, Recent Accounting Pronouncements, below.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.  A summary at adoption is presented below:

•

Accounting for income taxes.  The new guidance eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement as a component of income tax expense when awards are settled. The recognition of excess tax benefits and deficiencies in the income statement will be applied prospectively.  The company adopted the presentation of excess tax benefits on the statements of cash flows under the retrospective transition method.  This is presented as a change from a financing activity to a reconciling cash flow item for operating activities for the forty weeks ended October 8, 2016.  The net impact during the twelve weeks ended October 7, 2017 for all exercised and vested awards was a $0.5 million tax benefit.  The net impact during the forty weeks ended October 7, 2017 for all exercised and vested awards was a $1.1 million tax expense.

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

The table below presents the impact to the Condensed Consolidated Statements of Cash Flows at adoption (amounts in thousands):

	For the Forty Weeks Ended
		Post-adoption*
	October 8, 2016	October 8, 2016
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Other	$(2,988)	$(422)
Net cash provided by operating activities	285,009	285,823
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Excess windfall tax benefit related to share-based payment awards	2,567	—
Net cash disbursed for financing activities	$(234,601)	$(237,168)
*	The “Post-adoption” column in the table above presents the amounts inclusive of the revisions discussed in Note 2, Financial Statement Revisions.

See Note 14, Stock-Based Compensation, for details of our awards.

Accounting pronouncements not yet adopted

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017, the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year, making the effective date December 31, 2017, the first day of our fiscal 2018.  In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  In May 2016, the FASB amended the initial guidance to update certain narrow scopes within the revenue recognition guidance.  In December 2016, the FASB amended the initial guidance for technical corrections and improvements.  Early application is permitted, but not before January 1, 2017.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the standards in retained earnings at the date of initial application.  An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the standard as compared to the guidance in effect prior to the change, as well as reasons for significant changes.  The company intends to report revenue under the updated standard in its first quarter filing of fiscal 2018.  The company has selected the modified retrospective transition method.

The company has completed its study on the impact that implementing this standard will have on its financial statements, related disclosures and our internal control over financial reporting as well as whether the effect will be material to our revenue. The standard will not be material to our revenue at adoption. Changes will need to be made to our current internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the company’s revenue disclosures will change in fiscal 2018 and beyond.  The new disclosures will require more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections.  We are developing draft disclosures to ensure all of the requirements can be met with our current technology platforms.  We do not believe our technology platforms require a material change.  The study included how to account for pay-by-scan sales and estimated stale charges, whether revenue for a transaction involving a third party is reported net or gross, and the timing of income recognition on the sale of territories.  These are not intended to be a complete inventory of the potentially impacted types of transactions.  More impacted revenue sources may be discovered as we continue updating our internal control over financial reporting processes and preparing the draft disclosures.

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  The company currently has significant operating leases with our fiscal 2016 lease expense totaling $97.4 million.  We are in the final stages of selecting a new software tool to assist us in the abstracting process of our leases.  This process will begin in our fourth quarter of fiscal 2017 and is anticipated to be complete in the second half of fiscal 2018.  The company expects a significant impact to our Consolidated Financial Statements as a result of this guidance.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statements of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The adoption of this new guidance will not be material to our Consolidated Financial Statements.

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

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statement.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statement will be reported separate from the service cost and outside of income from operations.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption was permitted as of the beginning of an annual reporting period for which financial statements were not issued or made available for issuance.  However, early adoption is only allowed in the first interim period presented in a fiscal year; therefore, early adoption was only permitted in our first quarter of fiscal 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company currently does not capitalize our pension cost.  This guidance will impact the company.  The company plans to adopt this standard in the first quarter of fiscal 2018. Our plan costs (including defined benefit and post-retirement plans) for the twelve and forty weeks ended October 7, 2017 are presented in the table below (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 7, 2017	October 7, 2017
Service cost to be reported in operating income	$233	$778
Components to be reported outside of operating income	1,709	(1,658)
Total pension cost (income)	$1,942	$(880)

In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice for changes to the terms and conditions of a share-based payment award.  This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The amendments to this guidance are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  The amendments shall be applied prospectively to an award modified on or after the adoption date.  The company intends to adopt this guidance in our first quarter of fiscal 2018.  This guidance will impact any modified share-based payment awards beginning in our fiscal 2018.

In August 2017, the FASB issued guidance to hedge accounting.  The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting.  It also amends the presentation and disclosure requirements and changes how companies assess effectiveness.  It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early application is permitted in any interim period after issuance of the guidance.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  The amended presentation and disclosure guidance are required prospectively.  An entity may make certain transition elections upon adoption of the amendments.  We are still assessing the impact of the guidance at adoption.  The company intends to early adopt this guidance beginning in our first quarter of fiscal 2018.  Certain transition elections will be made upon adoption of the amendments.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or that no material effect is expected upon future adoption.

4. RESTRUCTURING ACTIVITIES

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We are evaluating opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organization structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow the top-line over time.  These priorities are as follows:

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization, continuously improve, and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $31.8 million for these non-restructuring consulting costs during the forty weeks ended October 7, 2017.

Develop leading capabilities.  Today, we report our financial results in either the DSD Segment or the Warehouse Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure will establish two BUs, Fresh Bakery and Specialty/Snacking, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019.  We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $0.5 million for relocating employees were incurred during the third quarter of fiscal 2017 in the restructuring and related impairment charges line item on the Condensed Consolidated Statements of Operations.  We anticipate incurring additional reorganization costs as we continue implementing the enhanced organizational structure.  The current DSD and warehouse segmentation will remain until the new structure is in place.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure, streamline operations, and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in 323 employees accepting the offer.  The separations began on September 7, 2017, with the remaining separations expected to occur primarily throughout the remainder of fiscal 2017.  We recorded an aggregate charge of $29.0 million in the third quarter of fiscal 2017.  Approximately 25% of this amount will be paid during the remainder of fiscal 2017, and the balance will be paid during the first quarter of fiscal 2018.  These charges consist primarily of employee severance and benefits-related costs and are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Operations.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial also included a brand rationalization study to identify high-potential and established brands to focus on innovation and cash flow, respectively.  The study, which concluded in our third quarter of fiscal 2017, changed the outlook for several brands and resulted in the recognition of an impairment on certain of these finite-lived and indefinite-lived intangible trademark assets in our third quarter of fiscal 2017.  The total intangible asset impairment charges, which are recorded in the restructuring and related impairment charges line item in our Condensed Consolidated Statements of Operations, were $66.2 million.  See Note 7, Goodwill and Other Intangible Assets, for more information on these charges.  Project Centennial is expected to be completed by our fiscal 2021. We were not able to estimate the timing or cost of these activities until this quarter.

On August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The bakery will close in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits.  These amounts are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Operations.  The company continues to explore additional opportunities to streamline our core operations but as of October 7, 2017, we cannot estimate the additional costs to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative will focus on growing share in underdeveloped markets.  Adjacencies are geographic and product categories that will allow us to leverage our competitive advantages.  This can be done either organically with our high-potential brands or through strategic acquisitions.  As of October 7, 2017, we cannot estimate how much this initiative will cost for restructuring.

See Note 17, Segment Reporting, for the allocation of restructuring charges to each of our segments.  The table below presents the components of costs associated with Project Centennial (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 7, 2017	October 7, 2017
Restructuring and related impairment charges:
Reorganization costs	$516	$516
VSIP	28,982	28,982
Impairment of assets	69,651	69,651
Employee termination benefits	1,400	1,400
Restructuring and related impairment charges (1)	100,549	100,549
Project Centennial implementation costs (2)	7,050	31,845
Total Project Centennial restructuring and implementation costs	$107,599	$132,394

(1)	Presented on our Condensed Consolidated Statements of Operations.
(2)	Costs are recorded in the selling, distribution, and administrative expenses line item of our Condensed Consolidated Statements of Operations.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Employee termination benefits(1)	Impairment of assets(2)	Reorganization costs(3)	Total
Liability balance at December 31, 2016	$—	$—	$—	$—	$—
Charges	28,982	1,400	69,651	516	100,549
Cash payments	(892)	(147)	—	(516)	(1,555)
Non-cash settlements	—	—	(69,651)	—	(69,651)
Liability balance (4) at October 7, 2017	$28,090	$1,253	$—	$—	$29,343

(1)	Employee termination benefits are not related to the VSIP.
(2)	Asset impairments are a non-cash expense recorded as a reduction to intangible assets and property, plant, and equipment. These transactions did not impact the liability balance.
(3)	Reorganization costs include employee relocation expenses.
(4)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

5. DIVESTITURE

On January 14, 2017, the company completed the sale of a non-core mix manufacturing business located in Cedar Rapids, Iowa for $44.0 million, an amount reduced by a working capital adjustment of $2.8 million, resulting in net proceeds of $41.2 million.  This resulted in a gain on sale of $28.9 million, which was recognized in the first quarter of fiscal 2017.  The gain on the sale is presented on the Condensed Consolidated Statements of Operations on the ‘Gain on divestiture’ line item.  The mix manufacturing business was a small component of our Warehouse Segment and the disposal of this business does not represent a strategic shift in the segment’s operations or financial results.  The table below presents a computation of the gain on divestiture (amounts in thousands):

Cash consideration received	$41,230

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment recorded as assets held for sale	3,824
Goodwill	801
Financial assets	7,730
Net derecognized amounts of identifiable assets sold	12,355
Gain on divestiture	$28,875

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 7, 2017 and October 8, 2016, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 7, 2017	October 8, 2016	Where Net Income (Loss) is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(62)	Interest expense
Commodity contracts	(571)	(1,144)	Cost of sales, Note 3
Total before tax	(604)	(1,206)	Total before tax
Tax benefit	232	464	Tax benefit
Total net of tax	(372)	(742)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(34)	(47)	Note 1
Settlement loss	(3,030)	(1,832)	Note 1
Actuarial losses	(1,251)	(2,070)	Note 1
Total before tax	(4,315)	(3,949)	Total before tax
Tax benefit	1,662	1,520	Tax benefit
Total net of tax	(2,653)	(2,429)	Net of tax
Total reclassifications	$(3,025)	$(3,171)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 7, 2017	October 8, 2016	Where Net Income (Loss) is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(110)	$(197)	Interest expense
Commodity contracts	(1,785)	(4,174)	Cost of sales, Note 3
Total before tax	(1,895)	(4,371)	Total before tax
Tax benefit	729	1,683	Tax benefit
Total net of tax	(1,166)	(2,688)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(128)	(128)	Note 1
Settlement loss	(3,030)	(6,473)	Note 1
Actuarial losses	(4,410)	(4,779)	Note 1
Total before tax	(7,568)	(11,380)	Total before tax
Tax benefit	2,914	4,381	Tax benefit
Total net of tax	(4,654)	(6,999)	Net of tax
Total reclassifications	$(5,820)	$(9,687)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 15, Post-retirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income (loss).
Note 3:	Amounts are presented as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 7, 2017, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2016	$(1,061)	$(82,222)	$(83,283)
Other comprehensive income before reclassifications	(5,932)	(2,707)	(8,639)
Reclassified to earnings from AOCI	1,166	4,654	5,820
AOCI at October 7, 2017	$(5,827)	$(80,275)	$(86,102)

During the forty weeks ended October 8, 2016, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income before reclassifications	2,496	(38,121)	(35,625)
Reclassified to earnings from AOCI	2,688	6,999	9,687
AOCI at October 8, 2016	$(5,006)	$(117,732)	$(122,738)

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

	For the Forty Weeks Ended
	October 7, 2017	October 8, 2016
Gross loss reclassified from AOCI into income	$1,785	$4,174
Tax benefit	(687)	(1,607)
Net of tax	$1,098	$2,567

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 7, 2017 and December 31, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 7, 2017	December 31, 2016
Goodwill	$464,777	$465,578
Amortizable intangible assets, net of amortization	541,927	592,964
Indefinite-lived intangible assets	206,600	243,000
Total goodwill and other intangible assets	$1,213,304	$1,301,542

The changes in the carrying amount of goodwill, by segment, during the forty weeks ended October 7, 2017, were as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Outstanding at December 31, 2016	$424,563	$41,015	$465,578
Change in goodwill related to divestiture	—	(801)	(801)
Outstanding at October 7, 2017	$424,563	$40,214	$464,777

As of October 7, 2017 and December 31, 2016, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 7, 2017			December 31, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$372,480	$33,502	$338,978	$402,327	$25,129	$377,198
Customer relationships	281,621	80,561	201,060	281,621	68,163	213,458
Non-compete agreements	4,874	4,874	—	4,874	4,666	208
Distributor relationships	4,123	2,234	1,889	4,123	2,023	2,100
Total	$663,098	$121,171	$541,927	$692,945	$99,981	$592,964

Aggregate amortization expense for the twelve and forty weeks ended October 7, 2017 and October 8, 2016 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 7, 2017	$6,218
For the twelve weeks ended October 8, 2016	$5,586
For the forty weeks ended October 7, 2017	$21,190
For the forty weeks ended October 8, 2016	$18,979

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2017	$6,005
2018	$25,780
2019	$25,288
2020	$24,795
2021	$24,230

During the twelve and forty weeks ended October 7, 2017, the company recognized intangible asset impairments of $66.2 million that are recorded in the restructuring and related impairment charges line item of our Condensed Consolidated Statements of Operations.  The company is currently undergoing an enterprise-wide business and operational review as discussed in Note 4, Restructuring Activities, above.  The review included a brand rationalization study that impacted certain trademarks’ future use.  The study was completed in the third quarter of fiscal 2017.  The study concluded that brands should be classified as either national or regional and brands that did not fit into those categories were to be discontinued.  National brands would have more marketing support than the de-emphasized remaining regional brands and in many cases would shift sales from regional brands as certain regional brand bread products are discontinued.  As a result of these actions, a triggering event occurred and we examined several trademarks for potential impairment.  One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value.  Three finite-lived trademark assets were tested using an undiscounted cash flow test.  As a result of this test, the projected cash flows for these brands did not exceed the carrying value.  The second step of the test determined the fair value of the asset and the difference between the fair value and the carrying value was recorded as an impairment.  The impairment charge also consisted of six brands that either are being discontinued or will have limited future benefits to the company.  These brands were fully impaired.  All of these impairments were attributed to regional brands.  Following the impairments, we evaluated the classification of the impaired indefinite-lived asset and determined that it should be reassigned as finite-lived with an estimated useful life of 30 years.  The table below presents the impairments, by reporting segment, that were recognized during the twelve weeks ended October 7, 2017 (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Indefinite-lived trademark asset impairments	$18,500	$—	$18,500
Finite-lived trademark asset impairments	36,612	11,135	47,747
Total	$55,112	$11,135	$66,247

The remaining useful life for each of the impaired intangible assets was also reviewed at the time of the recoverability test.    These brands will not be emphasized beyond their respective territories.  We believe that these assets will continue to be recovered over a long period of time since the remaining regional brands are very strong and are long, well established brands in their territories.  One finite-lived intangible asset was concluded to have about half the original estimated useful life and will be amortized over the shorter term.  The remaining assets will continue to be amortized under their remaining terms ranging from eleven to thirty-eight years.

There were $206.6 million and $243.0 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 7, 2017 and December 31, 2016, respectively. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,870 independent distributors, all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes receivable. The distribution rights are generally purchased with a 5% down payment with the remainder financed for up to ten years.  The distributor notes receivable are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 7, 2017	$5,464
For the twelve weeks ended October 8, 2016	$4,757
For the forty weeks ended October 7, 2017	$17,199
For the forty weeks ended October 8, 2016	$15,686

At October 7, 2017 and December 31, 2016, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 7, 2017	December 31, 2016
Distributor notes receivable	$201,589	$175,984
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	22,465	21,060
Long-term portion of distributor notes receivable	$179,124	$154,924

At October 7, 2017 and December 31, 2016, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 7, 2017 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 10, Debt and Other Obligations, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$394,847	$395,472	2
2022 notes	$397,828	$426,188	2

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

As of October 7, 2017, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$277	$—	$—	$277
Other long-term	176	—	—	176
Total	453	—	—	453

Liabilities:
Other current	(9,533)	—	—	(9,533)
Other long-term	(8)	—	—	(8)
Total	(9,541)	—	—	(9,541)
Net Fair Value	$(9,088)	$—	$—	$(9,088)

As of December 31, 2016, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,576	$—	$—	$1,576
Other long-term	35	—	—	35
Total	1,611	—	—	1,611

Liabilities:
Other current	(2,435)	—	—	(2,435)
Total	(2,435)	—	—	(2,435)
Net Fair Value	$(824)	$—	$—	$(824)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period of time extending primarily into fiscal 2019. These instruments are designated as cash-flow hedges. The effective portion of changes in the fair value for these derivatives is reported in AOCI, and any ineffective portion of changes in the fair value for such derivatives is recorded in current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at October 7, 2017 and December 31, 2016, respectively, qualified for hedge accounting.

Interest Rate Risk

The company entered into treasury rate locks on August 5, 2016 and August 8, 2016 to fix the interest rate for the 2026 notes issued on September 28, 2016.  The derivative positions were closed when the debt was priced on September 23, 2016 with a net cash receipt of $1.0 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge.  During fiscal 2016, the company recognized $0.1 million of ineffectiveness due to issuing the debt earlier than the settlement date of the treasury locks.  The ineffectiveness amount was reported as a selling, distribution, and administrative expense in our Condensed Consolidated Statements of Operations.

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the 2022 notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement of $3.1 million that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 7, 2017		December 31, 2016		October 7, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$277	Other current assets	$1,576	Other current accrued liabilities	$9,533	Other current accrued liabilities	$2,435
Commodity contracts	Other assets	176	Other assets	35	Other long-term liabilities	8	Other long-term liabilities	—
Total		$453		$1,611		$9,541		$2,435

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 7, 2017	October 8, 2016	into Income (Effective Portion)(2)	October 7, 2017	October 8, 2016
Interest rate contracts	$—	$666	Interest expense	$21	$38
Commodity contracts	(9,652)	2,767	Production costs(3)	351	704
Total	$(9,652)	$3,433		$372	$742

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 7, 2017	October 8, 2016	into Income (Effective Portion)(2)	October 7, 2017	October 8, 2016
Interest rate contracts	$—	$666	Interest expense	$68	$121
Commodity contracts	(5,932)	1,830	Production costs(3)	1,098	2,567
Total	$(5,932)	$2,496		$1,166	$2,688

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 7, 2017 and October 8, 2016, respectively, related to the company’s commodity risk hedges.

At October 7, 2017, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(142)	$(95)	$(237)
Expiring in 2018	(5,620)	—	(5,620)
Expiring in 2019	2	—	2
Expiring in 2020	28	—	28
Total	$(5,732)	$(95)	$(5,827)

Derivative Transactions Notional Amounts

As of October 7, 2017, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional amount
Wheat contracts	$128,682
Soybean oil contracts	17,066
Natural gas contracts	13,260
Total	$159,008

The company’s derivative instruments contain no credit-risk related contingent features at October 7, 2017.  As of October 7, 2017 and December 31, 2016, the company had $15.7 million and $3.0 million, respectively, in other current assets representing collateral for hedged positions.  There were no amounts representing collateral recorded in other current accrued liabilities for hedged positions as of October 7, 2017 and December 31, 2016.

10. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at October 7, 2017 and December 31, 2016, respectively (amounts in thousands):

	October 7, 2017	December 31, 2016
Unsecured credit facility	$6,500	$24,000
2026 notes	394,847	394,406
2022 notes	397,828	397,458
Accounts receivable securitization facility	15,000	95,000
Capital lease obligations	28,577	30,427
Other notes payable	13,356	16,866
	856,108	958,157
Current maturities of long-term debt and capital lease obligations	12,469	11,490
Total long-term debt and capital lease obligations	$843,639	$946,667

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current accrued liabilities on our Condensed Consolidated Balance Sheets. As of October 7, 2017 and December 31, 2016, the bank overdraft balance was $9.3 million and $19.9 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.7 million and $9.1 million at October 7, 2017 and December 31, 2016, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

2026 Notes, Accounts Receivable Securitization Facility, 2022 Notes, and Credit Facility

2026 Notes. On September 28, 2016, the company issued $400.0 million of senior notes. The company pays semiannual interest on the 2026 notes on each April 1 and October 1 and the 2026 notes will mature on October 1, 2026. The notes bear interest at 3.500% per annum. The 2026 notes are subject to interest rate adjustments if either Moody’s or S&P downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the 2026 notes.  On any date prior to July 1, 2026, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2026 notes to be redeemed that would be due if such notes matured July 1, 2026 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 30 basis points, plus in each case accrued and unpaid interest. At any time on or after July 1, 2026, the company may redeem some or all of the 2026 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole.  The 2026 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 7, 2017, and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification.  On September 30, 2016, the company executed a fourth amendment to the facility to extend the term to September 28, 2018.  This amendment was accounted for as a modification. On September 28, 2017, the company executed a fifth amendment to the facility to extend the term to September 28, 2019.  This amendment was accounted for as a modification and $0.1 million was paid for financing costs.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $15.0 million and $95.0 million outstanding under the facility as of October 7, 2017 and December 31, 2016, respectively.  As of October 7, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $185.0 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on October 7, 2017 and December 31, 2016 and are recorded in other assets on the Condensed Consolidated Balance Sheets.

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the 2022 notes on each April 1 and October 1 and the 2022 notes will mature on April 1, 2022. The 2022 notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the 2022 notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the 2022 notes at a price equal to 100% of the principal amount of the 2022 notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it is required to offer to purchase the 2022 notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the 2022 notes in whole. The 2022 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of October 7, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the credit facility.  Previously, on April 21, 2015, the company amended the credit facility to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The April 21, 2015 amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio (4.50 times computed interest expense) and a maximum leverage ratio (3.75 times computed earnings). As of October 7, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the credit facility.

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

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.9 million and $1.1 million on October 7, 2017 and December 31, 2016, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 7, 2017.

Amount (thousands)
Balance at December 31, 2016	$24,000
Borrowings	421,200
Payments	(438,700)
Balance at October 7, 2017	$6,500

The table below presents the net amount available under the credit facility as of October 7, 2017:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(6,500)
Letters of credit	(8,698)
Available for withdrawal	$484,802

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 7, 2017:

Amount (thousands)
High balance	$47,500
Low balance	$—

The company paid off two term loans during the third quarter of fiscal 2016 at issuance of the 2026 notes.  A total of $1.9 million was recognized as an extinguishment of debt cost at payoff.  The loss on extinguishment was recorded as interest expense.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of October 7, 2017, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2017	$2,676
2018	12,095
2019	25,623
2020	11,844
2021	3,598
2022 and thereafter	807,991
Total	$863,827

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 7, 2017 (amounts in thousands):

		Debt issuance costs
	Face Value	and debt discount	Net carrying value
2026 notes	$400,000	$5,153	$394,847
2022 notes	400,000	2,172	397,828
Other notes payable	13,750	394	13,356
Total	$813,750	$7,719	$806,031

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

The company also leases certain property and equipment under various operating and capital lease arrangements.  During the forty weeks ended October 7, 2017, the company terminated certain operating lease contracts prior to the maturity date, which resulted in net termination costs.  The net termination costs consisted of $1.2 million of lease termination gain recognized in the selling, distribution and administrative line item and $1.8 million of lease termination costs recognized in the depreciation and amortization line item of our Condensed Consolidated Statements of Operations.

11. VARIABLE INTEREST ENTITIES

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

The company has concluded that certain of the trucks and trailers used by the VIE to distribute our products from the production facilities to outlying distribution centers qualify as right to use leases. As of October 7, 2017 and December 31, 2016, there was $28.6 million and $30.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

IDs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDs’ defined geographic territory.  The IDs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the IDs and the ongoing distributor arrangements with the IDs provide a level of funding to the equity owners of the various IDs that would not otherwise be available. As of October 7, 2017 and December 31, 2016, there was $123.5 million and $84.3 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

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

12. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $38.8 million and $28.0 million related to self-insurance reserves, excluding the distributor litigation discussed below, at October 7, 2017 and December 31, 2016, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 32 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty-two of these lawsuits seek class and/or collective action treatment. The remaining ten cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in 14 of the pending cases, each of which is discussed below and in each case where a class has been conditionally certified under the FLSA, the company has the ability to petition the court to decertify that class at a later date:

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

Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc.

On July 20, 2015, Terry Coyle filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of Arizona.  On August 30, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Holsum Bakery, Inc. since August 30, 2013.  The court limited the conditionally certified class to distributors operating within the State of Arizona.  Plaintiff also alleges in his complaint Arizona state law wage claims.  On October 4, 2017, the parties filed with the court a Motion for Preliminary Approval of Class Action Settlement informing the court that the parties reached an agreement to settle this matter for a payment of $4.3 million, comprised of $1.2 million in settlement funds, $2.9 million in attorneys’ fees, and $0.2 million as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement.  This settlement charge has been recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the third quarter of fiscal 2017.  The settlement also contains certain non-economic terms that are included to strengthen and enhance the independent contractor model, which remains in place.  The parties are working to obtain final court approval of the settlement.

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

Schucker et al. v. Flowers Foods, Inc., Lepage Bakeries Park St., LLC, and C.K. Sales Co., LLC

On May 9, 2016, Ross Schucker and certain other plaintiffs filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the Southern District of New York. On August 24, 2017, the court denied a motion for conditional certification of a class under the Fair Labor Standards Act.

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

On December 9, 2016, Flowers Foods and Flowers Baking Co. of Jamestown, LLC reached an agreement to settle a lawsuit that asserted claims under the FLSA and a North Carolina state wage law which had been certified as a collective and class action (Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC) for a payment of $9.0 million, comprised of $5.2 million in settlement funds and $3.8 million in attorneys’ fees.  The settlement also includes certain non-economic terms that are intended to strengthen and enhance the independent contractor model.  On June 30, 2017, the court approved this agreement, which includes approximately 270 class members, and dismissed the lawsuit with prejudice. This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Operations during the fourth quarter of fiscal 2016.  The lawsuit was originally filed on September 12, 2012, by Scott Rehberg and certain other plaintiffs in the U.S. District Court for the Western District of North Carolina.  The company paid the settlement during the third quarter of our fiscal 2017.

On November 8, 2016, Flowers Foods' subsidiary, Lepage Bakeries, reached an agreement to settle a lawsuit seeking class action treatment (Bokanoski et al. v. Lepage Bakeries Park Street, LLC and CK Sales Co., LLC), originally filed by Bart Bokanoski and certain other plaintiffs in the U.S. District Court for the District of Connecticut on January 6, 2015, for $1.25 million, including attorneys' fees. The settlement also includes certain non-economic terms which are intended to strengthen and enhance the independent contractor model. On March 13, 2017, the court approved this agreement, which includes 49 territories, and dismissed the lawsuit with prejudice. This settlement was recorded in selling, distribution and administrative expenses in our Consolidated Statements of Operations during the third quarter of our fiscal 2016 and was paid during the first quarter of fiscal 2017.

On February 28, 2017, Flowers Foods and Flowers Baking Co. of Batesville, LLC reached an agreement to settle a lawsuit that had been conditionally certified as a collective action under the FLSA (Stewart v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC), originally filed by Jacky Stewart and one other plaintiff in the U.S. District Court for the Western District of Tennessee, for $250,000, including attorneys’ fees.  The settlement also includes certain non-economic terms which are intended to strengthen and enhance the independent contractor model.  On April 10, 2017, the court approved this agreement, which resolves the claims of sixteen distributors, and dismissed the lawsuit with prejudice.  This settlement was recorded in selling, distribution and administrative expenses in our Condensed Consolidated Statements of Operations and paid during the first quarter of fiscal 2017.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the company filed a motion to dismiss the lawsuit which remains pending before the court at this time.  The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

13. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 7, 2017 and October 8, 2016, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Net income (loss)	$(33,571)	$40,216	$71,587	$150,734
Basic Earnings (Loss) Per Common Share:
Basic weighted average shares outstanding for common stock	209,606	207,402	209,376	208,649
Basic earnings (loss) per common share	$(0.16)	$0.19	$0.34	$0.72
Diluted Earnings (Loss) Per Common Share:
Basic weighted average shares outstanding for common stock	209,606	207,402	209,376	208,649
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	—	1,542	855	1,915
Diluted weighted average shares outstanding for common stock	209,606	208,944	210,231	210,564
Diluted earnings (loss) per common share	$(0.16)	$0.19	$0.34	$0.72

There were 1,682,086 and 792,136, respectively, of anti-dilutive shares during the twelve and forty weeks ended October 7, 2017 and there were no anti-dilutive shares during the twelve and forty weeks ended October 8, 2016.

14. STOCK-BASED COMPENSATION

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on October 7, 2017.

The stock option activity for the forty weeks ended October 7, 2017 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,846	$10.89
Exercised	(852)	$10.91
Outstanding at October 7, 2017	994	$10.87	0.34	$7,835
Exercisable at October 7, 2017	994	$10.87	0.34	$7,835

As of October 7, 2017, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 7, 2017 and October 8, 2016, respectively, were as follows (amounts in thousands):

	October 7, 2017	October 8, 2016
Cash received from option exercises	$9,296	$18,862
Tax benefit at exercise, net	$2,004	$2,462
Intrinsic value of stock options exercised	$7,197	$10,503

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2016 and 2017 awards are being expensed at 65% and 100% of ROI Target, respectively. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 7, 2017 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2016	1,543	$21.53
Initial grant at target	855	$21.64
Grant reduction for not achieving the ROIC modifier	(49)	$19.14
Grant reduction for not achieving the TSR modifier	(378)	$21.21
Vested	(329)	$19.14
Forfeited	(47)	$21.09
Nonvested shares at October 7, 2017	1,595	$22.21

As of October 7, 2017, there was $14.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.21 years. The total intrinsic value of shares vested during the twelve and forty weeks ended October 7, 2017 was $6.3 million.

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

The deferred stock activity for the forty weeks ended October 7, 2017 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2016	149	$20.39
Vested	(149)	$20.39
Granted	87	$18.70
Nonvested shares at October 7, 2017	87	$18.70	0.61	$1,531

As of October 7, 2017, there was $1.0 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.61 years.  The total intrinsic value of shares vested during the twelve and forty weeks ended October 7, 2017 was $2.8 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended  October 7, 2017 and October 8, 2016, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Performance-contingent restricted stock awards	$2,638	$3,220	$10,321	$13,335
Deferred and restricted stock	380	479	1,387	1,682
Stock appreciation rights	—	—	—	(12)
Total stock-based compensation	$3,018	$3,699	$11,708	$15,005

15. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at October 7, 2017 as compared to accounts at December 31, 2016 (amounts in thousands):

	October 7, 2017	December 31, 2016
Current liability	$979	$979
Noncurrent liability	$63,532	$69,601
Accumulated other comprehensive loss, net of tax	$80,275	$82,222

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   Since the lump sums paid or expected to be paid in 2017 exceed that threshold, the company recognized a settlement charge of $3.0 million in the third quarter of fiscal 2017.  An additional settlement charge will be recognized in the fourth quarter of fiscal 2017.  The amount of those charges will depend on the amount settled and the plan’s unrecognized net gain or loss at the end of each quarter.  The lump sum settlement charge during the third quarter of fiscal 2017 related to the VSIP was immaterial; however, there will be a lump sum settlement charge related to the VSIP during the fourth quarter of fiscal 2017.

The company used a measurement date of December 31, 2016 for the defined benefit and post-retirement benefit plans described below (excluding Plan No. 1, which has a measurement date of September 30, 2017 due to the settlement).  The decrease in the actuarial loss from December 31, 2016 to October 7, 2017 is primarily due to better than expected asset returns during fiscal 2017 offset slightly by a decrease in the discount rate reflected in the re-measurement.  This resulted in the decrease to the noncurrent liability in the table above.

The company voluntarily contributed $1.6 million to one of our qualified pension plans during our third quarter.  We do not anticipate making additional contributions to our qualified pension plans during the remainder of fiscal 2017.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Service cost	$174	$192	$581	$639
Interest cost	2,779	3,140	9,792	10,557
Expected return on plan assets	(5,437)	(6,325)	(19,191)	(20,394)
Settlement loss	3,030	1,832	3,030	6,473
Amortization of prior service cost	83	96	291	291
Amortization of net loss	1,365	2,175	4,792	5,128
Total net periodic pension cost (income)	$1,994	$1,110	$(705)	$2,694

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Service cost	$59	$93	$197	$308
Interest cost	52	71	174	237
Amortization of prior service credit	(49)	(49)	(163)	(163)
Amortization of net gain	(114)	(105)	(383)	(349)
Total net periodic post-retirement (income) cost	$(52)	$10	$(175)	$33

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all of the company’s employees who have completed certain service requirements. During the twelve weeks ended October 7, 2017 and October 8, 2016, the total cost and employer contributions were $6.5 million and $6.4 million, respectively.  During the forty weeks ended October 7, 2017 and October 8, 2016, the total cost and employer contributions were $22.0 million and $21.2 million, respectively.

The company acquired Dave’s Killer Bread and Alpine Valley Bread Company during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the 401(k) plan on April 1, 2016.

Multi-employer Pension Plan

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “Fund”) at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal will be effective, and the union participants will be eligible to participate in the 401(k) plan, on November 1, 2017.  During the twelve weeks ended October 7, 2017, the company recorded a liability of $15.2 million related to the withdrawal from the Fund.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments are recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Operations and are in the DSD Segment.  The liability is recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.

16. INCOME TAXES

The effective tax rate for the twelve weeks ended October 7, 2017 was 40.6% compared to 34.6% in the third quarter of the prior year. The increase in the rate from the prior year primarily relates to tax credits recorded in the current quarter, and an adjustment to the year to date tax expense to reflect a reduction in the estimated annualized effective tax rate for 2017.  Tax benefits in the current quarter resulted in an increase to the tax rate due to negative earnings before tax. Tax benefits in the third quarter of the prior year reduced the effective tax rate on positive earnings before tax. The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying production activities deduction.

The company’s effective tax rate for the forty weeks ended October 7, 2017 and October 8, 2016 was 32.1% and 35.1%, respectively.  The decrease in the rate from the prior year primarily relates to a greater benefit from the Section 199 tax deduction and larger state tax incentives and federal credits in the current year.  During the forty weeks ended October 7, 2017, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the forty weeks ended October 7, 2017, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was insignificant. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company adopted guidance discussed in Note 3, Recent Accounting Pronouncements, and retrospectively adjusted our Condensed Consolidated Statements of Cash Flows.

17. SEGMENT REPORTING

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

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges, which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Sales:
DSD Segment	$803,153	$784,768	$2,628,365	$2,603,006
Warehouse Segment	185,219	182,706	596,740	615,798
Eliminations:
Sales from Warehouse Segment to DSD Segment	(39,652)	(32,835)	(129,637)	(111,320)
Sales from DSD Segment to Warehouse Segment	(15,898)	(15,848)	(48,358)	(49,316)
	$932,822	$918,791	$3,047,110	$3,058,168
Gain on divestiture:
Warehouse Segment	$—	$—	$28,875	$—
	$—	$—	$28,875	$—
Multi-employer pension plan withdrawal costs:
DSD Segment	$18,268	$—	$18,268	$—
	$18,268	$—	$18,268	$—
Restructuring and related impairment charges:
DSD Segment	$76,625	$—	$76,625	$—
Warehouse Segment	20,091	—	20,091	—
Unallocated corporate costs	3,833	—	3,833	—
	$100,549	$—	$100,549	$—
Depreciation and amortization:
DSD Segment	$28,286	$27,852	$98,703	$92,906
Warehouse Segment	4,769	4,585	15,841	15,462
Unallocated corporate costs(1)	(83)	93	(256)	227
	$32,972	$32,530	$114,288	$108,595
Income (loss) from operations:
DSD Segment	$(20,239)	$66,331	$146,719	$238,415
Warehouse Segment	(9,082)	12,311	47,202	46,762
Unallocated corporate costs(2)	(24,445)	(12,511)	(77,396)	(42,455)
	$(53,766)	$66,131	$116,525	$242,722
Interest expense	$(8,194)	$(9,440)	$(28,255)	$(26,157)
Interest income	$5,464	$4,757	$17,199	$15,686
Income (loss) before income taxes	$(56,496)	$61,448	$105,469	$232,251

The table below presents the assets by segment (amounts in thousands):

Assets:	October 7, 2017	December 31, 2016
DSD Segment	$2,281,198	$2,344,616
Warehouse Segment	303,756	330,006
Other (3)	97,725	86,446
Total assets	$2,682,679	$2,761,068

(1)	Represents costs allocated to the company’s corporate head office.

(2)	Represents costs allocated to the company’s corporate head office and pension settlement losses.
(3)	Represents the company’s corporate head office assets including primarily cash and cash equivalents and deferred taxes.

Sales by product category in each reportable segment are as follows for the twelve and forty weeks ended October 7, 2017 and October 8, 2016, respectively (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	October 7, 2017			October 8, 2016
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$514,556	$36,242	$550,798	$496,361	$38,366	$534,727
Store branded retail	110,822	27,790	138,612	110,625	26,476	137,101
Non-retail and other	161,877	81,535	243,412	161,934	85,029	246,963
Total	$787,255	$145,567	$932,822	$768,920	$149,871	$918,791

	For the Forty Weeks Ended			For the Forty Weeks Ended
	October 7, 2017			October 8, 2016
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$1,675,246	$117,623	$1,792,869	$1,646,840	$137,908	$1,784,748
Store branded retail	368,265	86,788	455,053	360,102	94,023	454,125
Non-retail and other	536,496	262,692	799,188	546,748	272,547	819,295
Total	$2,580,007	$467,103	$3,047,110	$2,553,690	$504,478	$3,058,168

18. ASSETS HELD FOR SALE

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 7, 2017 and December 31, 2016, respectively (amounts in thousands):

	October 7, 2017	December 31, 2016
Distributor territories	$19,988	$31,897
Property, plant and equipment	754	5,079
Total assets held for sale	$20,742	$36,976

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 7, 2017, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 7, 2017 should be read in conjunction with the Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Executive overview — provides a summary of our business, operating performance and cash flows, and strategic initiatives.
•

Critical accounting estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from the Form 10-K.

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense (gain) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$7,050	$1,219	$31,845	$2,475	Note 4
Gain on divestiture	—	—	(28,875)	—	Note 5
Restructuring and related impairment charges	100,549	—	100,549	—	Note 4
Legal settlements and related tax liabilities	4,253	1,250	4,503	1,250	Note 12
Lease termination costs	—	—	565	—	Note 10
Loss on extinguishment of debt	—	1,900	—	1,900	Note 10
Pension plan settlement loss	3,030	1,832	3,030	6,473	Note 15
Multi-employer pension plan withdrawal costs	18,268	—	18,268	—	Note 15
	$133,150	$6,201	$129,885	$12,098

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project are presented in the table above and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Operations.  We anticipate incurring additional consulting costs of approximately $5.5 million to $6.5 million during the fourth quarter of fiscal 2017 as compared to $3.8 million incurred in the same period in the prior year.  In fiscal 2018, we currently expect to incur approximately $10.0 million to $12.0 million of Project Centennial consulting costs.

•

Gain on divestiture of the non-core mix manufacturing business – On January 14, 2017, we completed the sale of our non-core mix manufacturing business located in Cedar Rapids, Iowa and received proceeds, net of a working capital adjustment, of $41.2 million and recognized a gain on divestiture of $28.9 million in our results of operations for the forty weeks ended October 7, 2017.  The mix manufacturing business was included in the Warehouse Segment.

•

Restructuring and related impairment charges associated with Project Centennial – The following table details charges recorded by segment during the third quarter of fiscal 2017 (amounts in thousands):

	DSD Segment	Warehouse Segment	Unallocated Corporate	Total
	(Amounts in thousands)
VSIP and other cash charges	$21,513	$5,552	$3,833	$30,898
Trademark impairments	55,112	11,135	—	66,247
Property, plant and equipment impairments	—	3,404	—	3,404
Total restructuring and related impairment charges	$76,625	$20,091	$3,833	$100,549

The VSIP was made available to certain employees who met the VSIP’s age, length-of-service, and business function criteria.  Employees who elected to participate in the VSIP accrued enhanced separation benefits.  Approximately 25% of these benefits will be paid in fiscal 2017 with the remainder to be paid in the first quarter of fiscal 2018 and will be funded with amounts available under our debt facilities.  We completed the brand rationalization study in the third quarter of fiscal 2017, which resulted in impairment charges for certain trademarks that we either no longer intend to use or plan to use on a more limited basis.  Additionally, on August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina as part of its supply chain optimization initiative under Project Centennial.  The facility is expected to close in November of fiscal 2017 and a portion of the production will be transitioned to other facilities.  Closure costs include the recognition of impairments related to property, plant and equipment and $1.0 million of severance costs.  The severance costs are included in the VSIP and other cash charges line item in the table above.  Currently, we anticipate incurring additional reorganization costs of approximately $1.5 million in the fourth quarter of fiscal 2017 and approximately $7.0 million to $8.0 million in fiscal 2018.

•

Legal settlements – In the third quarter of fiscal 2017, we reached an agreement to settle the Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc. lawsuit for $4.25 million, including attorney’s fees.  On February 28, 2017, we reached an agreement to settle the Stewart v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC lawsuit for $0.25 million, including attorney’s fees.  In the prior year quarter, we recorded a $1.25 million legal settlement.  These amounts were recorded in selling, distribution and administrative expenses in our results of operations, all in the DSD Segment.

•

Lease termination costs – During the first quarter of fiscal 2017, we terminated certain lease contracts of the DSD Segment prior to the maturity date of the leases, resulting in net lease termination costs of $0.6 million.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges are triggered depending on the level of lump sum payment options elected by the eligible plan participants during a given year. As detailed in the table above, settlement charges were triggered in both the current and prior year periods and are included as an unallocated corporate expense.

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On August 18, 2017, the union participants of the Fund at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  This resulted in the recognition of a pension plan withdrawal liability (including transition payments) in the DSD Segment. The transition payments were made on November 3, 2017, and we anticipate the withdrawal liability to be paid in fiscal 2018.

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

•	Has a 39-bakery network with a highly developed reciprocal baking system (where bakeries can produce for its market and that of other bakeries), which results in long and efficient production runs.
•	The DSD Segment currently has access to more than 85% of the U.S. population for fresh bakery foods.
•	Major DSD Segment brands include Nature’s Own, Wonder, Cobblestone Bread Company, Tastykake and Dave’s Killer Bread (“DKB”).

Warehouse Segment

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Operates nine production facilities.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread and European Bakers.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 1.5% for the twelve weeks ended October 7, 2017 compared to the same period in the prior year primarily due to volume gains as a result of growth of branded organic sales and, to a lesser extent, the impact of hurricanes Harvey and Irma during the third quarter of fiscal 2017, partially offset by the impact of the divestiture of the mix manufacturing business in January of fiscal 2017.  Year to date, sales declined 0.4% primarily as a result of the divestiture of the mix manufacturing business and overall softness in the bakery category, partially offset by significant sales growth for our branded organic products.

For the third quarter of fiscal 2017, we recorded a net loss of $33.6 million compared to net income of $40.2 million in the prior year quarter due to the items detailed above in “Matters Affecting Comparability”, partially offset by improved sales.  Year to date, net income was $71.6 million compared to $150.7 million in the same period in the prior year.  Restructuring and related impairment charges, MEPP costs and higher consulting costs associated with Project Centennial were partially offset by the gain on divestiture of the mix manufacturing business in the current year.

During the forty weeks ended October 7, 2017, we generated net cash flows from operations of $211.3 million compared to $285.8 million in the prior year period.  We received net proceeds of $41.2 million from the divestiture of our mix manufacturing business and invested $51.2 million in capital expenditures.  We paid $105.2 million in dividends to our shareholders and reduced our total indebtedness by $101.3 million.  The decrease in net cash flows from operations, period over period, was principally due to an increase in Project Centennial consulting costs of $29.4 million and changes in hedging margin activity.

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

Flowers' priorities for fiscal 2017 and 2018 are to simplify and streamline our brand assortment, provide additional tools to distributors to enable them to grow their businesses, reduce costs of purchased goods and services, and put in place a more efficient operating model for a national branded food company. During this phase of the project, Flowers expects sales growth to be in the range of flat to 2% and EBITDA margins in the range of 12% to 13%.

In 2019 and beyond, Flowers expects to fully realize the benefits of a stronger brand architecture and a lower-cost operating model. These benefits are expected to drive sales growth in the range of 3% to 4% and EBITDA margins in the range of 13% to 14%.

As of the end of the third quarter of fiscal 2017, the company made progress in key Project Centennial initiatives, including the following accomplishments:

•	completed a major consumer survey to better understand evolving consumer preferences;
•	formulated a strategy and began to identify specific opportunities to diversify our brand portfolio into attractive adjacent categories;
•	made substantial progress on developing a streamlined brand assortment, which we expect to fully implement by the end of fiscal 2017;
•	developed a specific strategy and timeline to reduce stales;
•	utilized a third-party distribution platform to expand distribution of products in the Midwest;
•	completed the first wave of continuous improvement pilot programs that validated opportunities for efficiency savings across our manufacturing network;
•	announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina;
•	made progress toward reaching the company’s goal of reducing purchased goods and services spending, relative to fiscal 2016, by at least $45 million by fiscal 2018;
•	began to analyze data and formulate plans to optimize the company’s existing manufacturing and logistics network;
•	began transitioning to the company’s new organizational structure, as more fully discussed below; and
•	announced the hiring of a chief marketing officer and chief information officer.

In the second quarter of fiscal 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019. Prior to that time, the company will continue to manage the business and report segment information based on our current segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Bakery and Specialty/Snacking, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  We continue to explore additional opportunities to streamline our core operations, but as of October 7, 2017, we cannot estimate the costs to be incurred related to these initiatives.

As discussed above, during the third quarter of fiscal 2017, the company announced the VSIP as part of its effort to restructure, streamline operations, and better position the company for profitable growth.  Costs associated with the VSIP were recorded in the company’s results of operations during the third quarter of fiscal 2017 and the plan is expected to be substantially completed by the end of fiscal 2017.

In the third quarter of fiscal 2017, the company provided targets for gross cost savings associated with the primary cost savings programs under Project Centennial: the above-mentioned initiative to reduce spending on purchased goods and services, a supply chain optimization plan, and the new organizational structure described above.  By the end of fiscal 2018, the company is targeting cumulative gross savings under these three initiatives of $70 million to $80 million, of which $25 million to $30 million is expected to be realized in fiscal 2017.

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

For both amortizing and non-amortizing trademarks, there are certain inherent risks included in our expectations about their performance. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples.  As discussed above, during the third quarter of fiscal 2017, we completed the brand rationalization study as part of Project Centennial, which resulted in impairment charges of $66.2 million related to certain trademarks that we either no longer intend to use or plan to use on a more limited basis.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 7, 2017 and October 8, 2016, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016	Dollars	%
Sales
DSD Segment	$787,255	$768,920	84.4	83.7	$18,335	2.4
Warehouse Segment	145,567	149,871	15.6	16.3	(4,304)	(2.9)
Total	$932,822	$918,791	100.0	100.0	$14,031	1.5
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$371,462	$368,564	47.2	47.9	$2,898	0.8
Warehouse Segment (1)	104,708	108,196	71.9	72.2	(3,488)	(3.2)
Total	$476,170	$476,760	51.0	51.9	$(590)	(0.1)
Selling, distribution and administrative expenses
DSD Segment (1)	$312,853	$306,173	39.7	39.8	$6,680	2.2
Warehouse Segment (1)	25,081	24,779	17.2	16.5	302	1.2
Corporate (2)	17,665	10,586	—	—	7,079	66.9
Total	$355,599	$341,538	38.1	37.2	$14,061	4.1
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$18,268	$—	2.3	—	$18,268	NM
Total	$18,268	$—	2.0	—	$18,268	NM
Pension plan settlement loss
Corporate (2)	$3,030	$1,832	—	—	$1,198	NM
Total	$3,030	$1,832	0.3	0.2	$1,198	NM
Restructuring and related impairment charges
DSD Segment (1)	$76,625	$—	9.7	—	$76,625	NM
Warehouse Segment (1)	20,091	—	13.8	—	20,091	NM
Corporate (2)	3,833	—	—	—	3,833	NM
Total	$100,549	$—	10.8	—	$100,549	NM
Depreciation and amortization
DSD Segment (1)	$28,286	$27,852	3.6	3.6	$434	1.6
Warehouse Segment (1)	4,769	4,585	3.3	3.1	184	4.0
Corporate (2)	(83)	93	—	—	(176)	NM
Total	$32,972	$32,530	3.5	3.5	$442	1.4
Income (loss) from operations
DSD Segment (1)	$(20,239)	$66,331	(2.6)	8.6	$(86,570)	(130.5)
Warehouse Segment (1)	(9,082)	12,311	(6.2)	8.2	(21,393)	(173.8)
Corporate (2)	(24,445)	(12,511)	—	—	(11,934)	(95.4)
Total	$(53,766)	$66,131	(5.8)	7.2	$(119,897)	(181.3)
Interest expense, net	$2,730	$4,683	0.3	0.5	$(1,953)	(41.7)
Income taxes	$(22,925)	$21,232	(2.5)	2.3	$(44,157)	(208.0)
Net income (loss)	$(33,571)	$40,216	(3.6)	4.4	$(73,787)	(183.5)
Comprehensive income (loss)	$(42,905)	$45,106	(4.6)	4.9	$(88,011)	(195.1)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 7, 2017 and October 8, 2016, respectively, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016	Dollars	%
Sales
DSD Segment	$2,580,007	$2,553,690	84.7	83.5	$26,317	1.0
Warehouse Segment	467,103	504,478	15.3	16.5	(37,375)	(7.4)
Total	$3,047,110	$3,058,168	100.0	100.0	$(11,058)	(0.4)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$1,220,307	$1,217,629	47.3	47.7	$2,678	0.2
Warehouse Segment (1)	331,956	358,276	71.1	71.0	(26,320)	(7.3)
Total	$1,552,263	$1,575,905	50.9	51.5	$(23,642)	(1.5)
Selling, distribution and administrative expenses
DSD Segment (1)	$1,019,385	$1,004,740	39.5	39.3	$14,645	1.5
Warehouse Segment (1)	80,888	83,978	17.3	16.6	(3,090)	(3.7)
Corporate (2)	70,789	35,755	—	—	35,034	98.0
Total	$1,171,062	$1,124,473	38.4	36.8	$46,589	4.1
Gain on divestiture
Warehouse Segment (1)	$28,875	$—	6.2	—	$28,875	NM
Total	$28,875	$—	0.9	—	$28,875	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$18,268	$—	0.7	—	$18,268	NM
Total	$18,268	$—	0.6	—	$18,268	NM
Pension plan settlement loss
Corporate (2)	$3,030	$6,473	—	—	$(3,443)	NM
Total	$3,030	$6,473	0.1	0.2	$(3,443)	NM
Restructuring and related impairment charges
DSD Segment (1)	$76,625	$—	3.0	—	$76,625	NM
Warehouse Segment (1)	20,091	—	4.3	—	20,091	NM
Corporate (2)	3,833	—	—	—	3,833	NM
Total	$100,549	$—	3.3	—	$100,549	NM
Depreciation and amortization
DSD Segment (1)	$98,703	$92,906	3.8	3.6	$5,797	6.2
Warehouse Segment (1)	15,841	15,462	3.4	3.1	379	2.5
Corporate (2)	(256)	227	—	—	(483)	NM
Total	$114,288	$108,595	3.8	3.6	$5,693	5.2
Income from operations
DSD Segment (1)	$146,719	$238,415	5.7	9.3	$(91,696)	(38.5)
Warehouse Segment (1)	47,202	46,762	10.1	9.3	440	0.9
Corporate (2)	(77,396)	(42,455)	—	—	(34,941)	(82.3)
Total	$116,525	$242,722	3.8	7.9	$(126,197)	(52.0)
Interest expense, net	$11,056	$10,471	0.4	0.3	$585	5.6
Income taxes	$33,882	$81,517	1.1	2.7	$(47,635)	(58.4)
Net income	$71,587	$150,734	2.3	4.9	$(79,147)	(52.5)
Comprehensive income	$68,768	$124,796	2.3	4.1	$(56,028)	(44.9)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 7, 2017 COMPARED TO TWELVE WEEKS ENDED OCTOBER 8, 2016

Sales

Consolidated

	For the Twelve Weeks Ended
	October 7, 2017		October 8, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$550,798	59.0	$534,727	58.2	3.0
Store branded retail	138,612	14.9	137,101	14.9	1.1
Non-retail and other	243,412	26.1	246,963	26.9	(1.4)
Total	$932,822	100.0	$918,791	100.0	1.5

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.6)
Volume	2.7
Divestiture	(0.6)
Total percentage change in sales	1.5

Continued sales growth from branded organic products and in our expansion markets, and to a much lesser extent, increased volume aided by hurricanes Harvey and Irma in the current quarter resulted in the sales increase, partially offset by the divestiture of our mix manufacturing business in January 2017 and a competitive marketplace.  Sales of DKB branded products continue to increase, partly due to the introduction of breakfast items during the current fiscal year.  The sales increase in the branded retail category resulted primarily from increased sales of branded organic products, partially offset by softer sales of branded buns and rolls.  Store branded retail sales increased primarily as a result of volume increases in store branded buns and rolls.  The impact of the divestiture of our mix manufacturing business in January 2017 resulted in the decrease of non-retail and other sales, which includes contract manufacturing, vending and foodservice, somewhat offset by volume growth in vending sales.

DSD Segment

	For the Twelve Weeks Ended
	October 7, 2017		October 8, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$514,556	65.4	$496,361	64.6	3.7
Store branded retail	110,822	14.1	110,625	14.4	0.2
Non-retail and other	161,877	20.5	161,934	21.0	—
Total	$787,255	100.0	$768,920	100.0	2.4

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	1.4
Volume	1.0
Total percentage change in sales	2.4

Branded retail sales increased due to significant sales growth for branded organic products and, to a lesser extent, increased volume related to the impact of hurricanes Harvey and Irma during the third quarter of fiscal 2017, somewhat offset by declines in branded buns and rolls.  Sales of DKB branded products continue to increase, driven by volume gains and the addition of DKB breakfast items during the current fiscal year.  Store branded retail and non-retail and other sales were relatively unchanged quarter over quarter.

Warehouse Segment

	For the Twelve Weeks Ended
	October 7, 2017		October 8, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$36,242	24.9	$38,366	25.6	(5.5)
Store branded retail	27,790	19.1	26,476	17.7	5.0
Non-retail and other	81,535	56.0	85,029	56.7	(4.1)
Total	$145,567	100.0	$149,871	100.0	(2.9)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(6.8)
Volume	7.3
Divestiture	(3.4)
Total percentage change in sales	(2.9)

Branded retail sales decreased largely due to declines in branded cake and to a lesser extent warehouse-delivered branded organic bread.  Branded cake sales were negatively impacted by increased competition quarter over quarter.  Volume increases in store branded items due to a new customer resulted in the increase in store branded retail sales.  The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to the impact of the mix manufacturing business divestiture and to a lesser extent lost contract manufacturing business, partially offset by growth in vending volume.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

	For the Twelve Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.9	24.9	—
Workforce-related costs	14.4	14.6	(0.2)
Packaging	4.4	4.4	—
Utilities	1.5	1.6	(0.1)
Other	5.8	6.4	(0.6)
Total	51.0	51.9	(0.9)

On a consolidated basis, improved sales volumes, reduced outside purchases of product, improved manufacturing efficiencies and lower repairs and maintenance costs resulted in the decrease in total costs as a percent of sales.  The outside product purchases and repairs and maintenance costs are included in the other line item in the table above.

DSD Segment

	For the Twelve Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.9	22.2	(0.3)
Workforce-related costs	12.5	12.8	(0.3)
Packaging	3.0	3.1	(0.1)
Utilities	1.4	1.5	(0.1)
Other	8.4	8.3	0.1
Total	47.2	47.9	(0.7)

Ingredients and workforce-related costs decreased due to sales increases on improved pricing/mix and increased intercompany product purchases from the Warehouse Segment (sales with no associated ingredient or workforce-related costs).  The other line item in the table above reflects the increase in intercompany product purchases from the Warehouse Segment, partially offset by efficiency gains and lower repairs and maintenance costs.

Warehouse Segment

	For the Twelve Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	41.0	38.8	2.2
Workforce-related costs	24.9	24.2	0.7
Packaging	11.8	11.0	0.8
Utilities	1.7	2.0	(0.3)
Other	(7.5)	(3.8)	(3.7)
Total	71.9	72.2	(0.3)

Ingredients, workforce-related and packaging costs increased as a percent of sales primarily due to increased intercompany sales of product to the DSD Segment (costs with no associated sales) and reduced outside purchases of product.  The other line item in the table above mostly reflects the increase in intercompany sales of product to the DSD Segment, largely the DKB organic products, and the reduction in outside purchases of product, as well as reduced repairs and maintenance costs.  Utilities expense decreased primarily due to the divestiture of the mix manufacturing business.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

	For the Twelve Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.0	17.7	(0.7)
Distributor distribution fees	13.6	12.6	1.0
Other	7.5	6.9	0.6
Total	38.1	37.2	0.9

In the current quarter, a larger portion of our sales were made through independent distributors resulting in increased distributor distribution fees as a percent of sales and decreased workforce-related costs as a percent of sales.  As discussed in the “Matters Affecting Comparability” section above, during the twelve weeks ended October 7, 2017, the company incurred $7.1 million of consulting costs associated with Project Centennial compared to $1.2 million in the prior year quarter, an increase of approximately 60 basis points, and these costs are reflected in the other line item in the table above.  We anticipate incurring additional consulting costs related to Project Centennial of approximately $5.5 million to $6.5 million during the fourth quarter of fiscal 2017 and approximately $10.0 million to $12.0 million during fiscal 2018.  Additionally, the legal settlement recorded in the current quarter was $3.0 million higher than the settlement recorded in the prior year quarter and is reflected in the other line item in the table above.  Cost savings initiatives that we have implemented and increased sales partially offset the overall increase in selling, distribution and administrative expenses.

DSD Segment

	For the Twelve Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.9	17.8	(0.9)
Distributor distribution fees	16.1	15.1	1.0
Other	6.7	6.9	(0.2)
Total	39.7	39.8	(0.1)

A larger portion of our sales were made through independent distributors quarter over quarter, resulting in increased distributor distribution fees and decreased workforce-related costs as a percent of sales.  Cost savings initiatives we have implemented more than offset higher legal settlements incurred in the quarter, both of which are reflected in the other line item in the table above.

Warehouse Segment

	For the Twelve Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.8	7.7	0.1
Freezer storage/rent	2.2	2.1	0.1
Distribution costs (includes freight and shipping and hauling)	2.0	2.1	(0.1)
Other	5.2	4.6	0.6
Total	17.2	16.5	0.7

In the current quarter, the overall increase in selling, distribution and administrative expenses as a percent of sales was primarily driven by significantly lower sales which spread the costs over a smaller sales base, as well as increased marketing expenses.  The decrease in distribution costs was mostly related to the divestiture of our mix manufacturing business.

Multi-employer Pension Plan Withdrawal Costs, Pension Plan Settlement Loss and Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

As a percent of sales, depreciation and amortization expense in the current quarter was consistent with the prior year quarter.

Income (Loss) from Operations

The table below summarizes the percentage change in income (loss) from operations by segment and the change as a percent of sales for the twelve weeks ended October 7, 2017 compared to the twelve weeks ended October 8, 2016:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(130.5)	(11.2)
Warehouse Segment	(173.8)	(14.4)
Unallocated corporate	(95.4)	NA
Consolidated	(181.3)	(13.0)

NA	Not applicable as the corporate segment has no revenues.

The change in the DSD Segment operating income (loss) as a percent of sales was primarily driven by $76.6 million of restructuring and related impairment charges and $18.3 million of MEPP costs incurred during the third quarter of fiscal 2017 and higher legal settlements, partially offset by lower production costs on improved sales.  The change in the Warehouse Segment operating income (loss) as a percent of sales was primarily due to $20.1 million of restructuring and related impairment charges and sales declines.  The unfavorable change in unallocated corporate expenses was primarily due to the $5.8 million increase in consulting costs associated with Project Centennial, $3.8 million of restructuring and related impairment charges and a $1.2 million increase in pension settlement loss in the current quarter.

Net Interest Expense

Net interest expense was lower due to the recognition of an early extinguishment loss of $1.9 million in the prior year quarter.

Income Taxes

The effective tax rate for the twelve weeks ended October 7, 2017 was 40.6% compared to 34.6% in the prior year quarter.  The increase in the rate was primarily related to tax credits recorded in the current quarter and an adjustment to the year to date tax expense to reflect a reduction in the estimated annualized effective rate for fiscal 2017.  Tax benefits in the current quarter increased the tax rate due to a loss before income taxes.  Conversely, tax benefits in the prior year quarter reduced the effective tax rate on earnings before income taxes.  The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying domestic production activities deduction.

Comprehensive Income (Loss)

The change in comprehensive income (loss) quarter over quarter resulted primarily from the change in net income (loss) and, to a lesser extent, net changes in the fair value of derivatives of $13.1 million.

FORTY WEEKS ENDED OCTOBER 7, 2017 COMPARED TO FORTY WEEKS ENDED OCTOBER 8, 2016

Sales

Consolidated

	For the Forty Weeks Ended
	October 7, 2017		October 8, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,792,869	58.8	$1,784,748	58.4	0.5
Store branded retail	455,053	14.9	454,125	14.8	0.2
Non-retail and other	799,188	26.3	819,295	26.8	(2.5)
Total	$3,047,110	100.0	$3,058,168	100.0	(0.4)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.4
Volume	(0.3)
Divestiture	(0.5)
Total percentage change in sales	(0.4)

Softness in the fresh bakery category, the divestiture of the mix manufacturing business and marketplace competition resulted in the overall sales decline mostly offset by the sales contribution from branded organic products.  Sales of DKB branded products continue to grow driven by both volume, price and new product introductions even though the national rollout of the DKB brand on our DSD network occurred at the beginning of the second quarter of fiscal 2016.  Branded retail sales increased due to significant growth in branded organic products, partially offset by volume declines in other branded retail products, most notably branded cake and branded buns and rolls.  Branded soft variety bread experienced volume growth, but was more than offset by negative pricing/mix.  The impact of the mix manufacturing business divestiture and decreased contract manufacturing and bakery outlet store sales resulted in lower non-retail and other sales, which includes contract manufacturing, vending and foodservice.

DSD Segment

	For the Forty Weeks Ended
	October 7, 2017		October 8, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,675,246	64.9	$1,646,840	64.5	1.7
Store branded retail	368,265	14.3	360,102	14.1	2.3
Non-retail and other	536,496	20.8	546,748	21.4	(1.9)
Total	$2,580,007	100.0	$2,553,690	100.0	1.0

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.7
Volume	0.3
Total percentage change in sales	1.0

Branded retail sales increased due to significant sales growth of the DKB brand since its national rollout in our DSD markets, which occurred at the beginning of the second quarter of fiscal 2016, and new product introductions.  Mostly offsetting this increase were declines in other branded items, with the largest decreases in branded buns and rolls and soft variety bread.  Store branded retail sales increased primarily due to volume gains in store branded buns and rolls.  Non-retail and other sales decreased primarily due to volume declines.

Warehouse Segment

	For the Forty Weeks Ended
	October 7, 2017		October 8, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$117,623	25.2	$137,908	27.3	(14.7)
Store branded retail	86,788	18.6	94,023	18.6	(7.7)
Non-retail and other	262,692	56.2	272,547	54.1	(3.6)
Total	$467,103	100.0	$504,478	100.0	(7.4)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(2.6)
Volume	(1.9)
Divestiture	(2.9)
Total percentage change in sales	(7.4)

Decreased sales of warehouse-delivered snack cakes and branded organic breads, and the impact of our mix manufacturing business divestiture, resulted in the significant sales decrease.  The sales related to the mix manufacturing business were included in the non-retail and other category.  Volume declines in branded organic bread and branded cake resulted in the decrease in branded retail sales.  During the second quarter of fiscal 2016, the Warehouse Segment’s Mesa, Arizona plant significantly increased production of DKB organic breads for the DSD Segment and this trend has continued.  These intercompany sales are not included in the amounts above, but are included in the DSD Segment.  Increased competition in the current year negatively impacted branded cake sales.  Store branded retail sales decreased mainly due to volume decreases in store branded cake.  The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to the mix manufacturing business divestiture, partially offset by increased foodservice sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

	For the Forty Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.3	24.5	(0.2)
Workforce-related costs	14.5	14.4	0.1
Packaging	4.3	4.4	(0.1)
Utilities	1.4	1.5	(0.1)
Other	6.4	6.7	(0.3)
Total	50.9	51.5	(0.6)

Overall, a reduction in outside purchases of products and improved manufacturing efficiency drove the decrease in total costs as a percent of sales.  Ingredient costs decreased as a percent of sales primarily due to the impact of the mix manufacturing business divestiture, partially offset by increased purchases of higher priced organic ingredients.  As of the beginning of fiscal 2017, we completed the transition from purchasing certain DKB bread products from co-manufacturers to producing these items ourselves as a result of added production capacity at our Tuscaloosa, Alabama and Mesa, Arizona plants.  In the prior year, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa plant to an all-organic plant. This decrease in outside product purchases is reflected in the other line item in the table above.

DSD Segment

	For the Forty Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.6	21.6	—
Workforce-related costs	12.5	12.5	—
Packaging	3.0	3.1	(0.1)
Utilities	1.4	1.4	—
Other	8.8	9.1	(0.3)
Total	47.3	47.7	(0.4)

In the prior fiscal year, a significant portion of the DKB products were produced by co-manufacturers and in the current fiscal year, we are producing these products in two plants in the DSD Segment and the Mesa, Arizona plant in the Warehouse Segment.   The other line item reflects this decrease in outside purchases of product, somewhat offset by increased intercompany purchases of product from the Warehouse Segment.  Also, in the prior year, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa, Alabama plant to an all-organic plant.

Warehouse Segment

	For the Forty Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.4	38.9	0.5
Workforce-related costs	25.2	23.7	1.5
Packaging	11.7	11.0	0.7
Utilities	1.7	1.8	(0.1)
Other	(6.9)	(4.4)	(2.5)
Total	71.1	71.0	0.1

Ingredient costs increased as a percent of sales due to increased intercompany sales of organic products to the DSD Segment (ingredient costs with no associated sales) combined with decreased outside purchases of product (sales with no associated ingredient costs), partially offset by the impact of the mix manufacturing business divestiture.  Workforce-related and packaging costs increased as a percent of sales due to increased intercompany sales of product to the DSD Segment (costs with no associated sales) and significant sales declines.  The other line item in the table above mostly reflects the increase in intercompany sales of product to the DSD Segment, largely the DKB organic products, and the decrease in outside purchases of product.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

	For the Forty Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.4	17.5	(0.1)
Distributor distribution fees	13.4	12.6	0.8
Other	7.6	6.7	0.9
Total	38.4	36.8	1.6

The increase in distributor distribution fees as a percent of sales was due to the national rollout of the DKB brand in our DSD markets at the beginning of the second quarter of fiscal 2016 and converting territories from company-operated to independent distributors.  Prior to the national rollout, the DKB products were sold mostly by warehouse delivery.  Workforce-related costs were lower due to the shift to independent distributors, but were mostly offset by higher employee incentive costs on lower sales.  As discussed in the “Matters Affecting Comparability” section above, consulting costs associated with Project Centennial increased $29.4 million in the current year as compared to the same period in the prior year, and we incurred higher legal costs and settlements, all of which are reflected in the other line item in the table above.  See Note 12, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the legal settlements.  Cost savings programs that we have implemented and the benefit recognized related to the early lease terminations, as discussed in the DSD Segment below, partially offset the overall increase in selling, distribution and administrative expenses.

DSD Segment

	For the Forty Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.3	17.6	(0.3)
Distributor distribution fees	15.8	15.0	0.8
Other	6.4	6.7	(0.3)
Total	39.5	39.3	0.2

The increase in distributor distribution fees as a percent of sales was due to the national rollout of the DKB brand in our DSD markets at the beginning of the second quarter of fiscal 2016 and converting territories from company-owned to independent distributors.  Prior to the national rollout, the DKB products were sold mostly by warehouse delivery.  Workforce-related costs decreased due to the increase in independent distributors, somewhat offset by higher employee incentive costs.  The decrease in the other line item as a percentage of sales in the table above resulted from the implementation of cost savings programs and the immediate recognition of deferred credits, net of lease termination costs, associated with the early termination of certain leases.  Partially offsetting these items were higher legal costs and settlements.  See Note 12, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Warehouse Segment

	For the Forty Weeks Ended
Line item component	October 7, 2017 % of sales	October 8, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.0	7.8	0.2
Freezer storage/rent	2.2	2.0	0.2
Distribution costs (includes freight and shipping and hauling)	1.9	2.1	(0.2)
Other	5.2	4.7	0.5
Total	17.3	16.6	0.7

Selling, distribution and administrative expenses increased as a percent of sales primarily from significantly lower sales which spread the costs over a smaller sales base.  Distribution costs decreased due to the divestiture of the mix manufacturing business.

Gain on Divestiture, Multi-employer Pension Plan Withdrawal Costs, Pension Plan Settlement Loss, and Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

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

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the forty weeks ended October 7, 2017 compared to the same period in the prior year:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(38.5)	(3.6)
Warehouse Segment	0.9	0.8
Unallocated corporate	(82.3)	NA
Consolidated	(52.0)	(4.1)

NA	Not applicable as the corporate segment has no revenues.

The significant decrease in the DSD Segment operating income as a percent of sales was primarily driven by $76.6 million of restructuring and related impairment charges, $18.3 million of MEPP costs and a $3.3 million increase in legal settlements, partially offset by sales increases and cost savings programs we have implemented.  The increase in the Warehouse Segment operating income as a percent of sales was due to the gain on divestiture of the mix manufacturing business of $28.9 million in the current fiscal year, mostly offset by $20.1 million of restructuring and related impairment charges and sales declines in the current year.  The unfavorable change in unallocated corporate expenses was primarily due to the $29.4 million increase in consulting costs associated with Project Centennial, restructuring charges of $3.8 million and higher legal costs in the current year, partially offset by a $3.4 million decrease in pension plan settlement losses in the current year.

Net Interest Expense

Net interest expense was relatively unchanged compared to the same period in the prior year.  Higher average interest rates on debt outstanding due to converting certain variable rate debt to longer-term, fixed rate debt with the issuance of the 2026 notes in the third quarter of fiscal 2016 were mostly offset by lower average amounts outstanding under the company’s debt arrangements in the current fiscal year compared to the same period in the prior year and the $1.9 million loss on early extinguishment recorded in the prior year.

Income Taxes

The effective tax rate for the forty weeks ended October 7, 2017 was 32.1% compared to 35.1% in the prior year.  The decrease in the rate was primarily related to greater benefit from the Section 199 tax deduction and larger state income tax incentives and federal credits recognized in the current year.  The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying domestic production activities deduction.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from significantly lower net income, and, to a lesser extent, net changes in the fair value of derivatives of $8.4 million, partially offset by the changes in pension remeasurement loss of $35.4 million.

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

Liquidity discussion for the forty weeks ended October 7, 2017 and October 8, 2016

The Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 8, 2016 have been revised for the correction of errors and the adoption of new employee share-based payment transaction guidance.  See Note 2, Financial Statement Revisions, and Note 3, Recent Accounting Pronouncements, for details on these revisions.

Cash and cash equivalents were $7.1 million at October 7, 2017 as compared to $6.4 million at December 31, 2016. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash flow component	October 7, 2017	October 8, 2016	Change
Cash provided by operating activities	$211,252	$285,823	$(74,571)
Cash disbursed for investing activities	(30)	(55,498)	55,468
Cash disbursed for financing activities	(210,558)	(237,168)	26,610
Total change in cash	$664	$(6,843)	$7,507

Cash Flows Provided by Operating Activities. The decrease in cash provided by operating activities period over period was principally due to the significant increase in costs incurred related to implementing Project Centennial.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	Change
Depreciation and amortization	$114,288	$108,595	$5,693
Gain on divestiture	(28,875)	—	(28,875)
Restructuring and related impairment charges	100,549	—	100,549
Stock-based compensation	11,708	15,005	(3,297)
Deferred income taxes	(18,476)	(1,094)	(17,382)
Pension and postretirement plans expense	(879)	2,728	(3,607)
Other non-cash items	2,734	7,853	(5,119)
Net non-cash adjustment to net income	$181,049	$133,087	$47,962
•

The change in depreciation and amortization was primarily due to accelerated depreciation of certain leasehold improvements and right to use assets and amortization of certain trademarks that had previously been indefinite-lived intangible assets.

•	Refer to the Gain on Divestiture and Restructuring and Related Impairment Charges discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	Change
Changes in accounts receivable, net	$(26,457)	$(17,154)	$(9,303)
Changes in inventories, net	(7,241)	(3,877)	(3,364)
Changes in hedging activities, net	(14,814)	7,239	(22,053)
Changes in other assets, net	(29,833)	(812)	(29,021)
Changes in accounts payable, net	13,780	9,078	4,702
Changes in other accrued liabilities, net	24,786	8,528	16,258
Qualified pension plan contributions	(1,605)	(1,000)	(605)
Net changes in working capital and pension contributions	$(41,384)	$2,002	$(43,386)
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•	Changes in income tax receivables and in deferred gains recorded in conjunction with the sale of distribution rights to independent distributors primarily resulted in the change in other assets.
•

Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, income taxes payable and legal accruals resulted in the change in other accrued liabilities.  Additionally, during the first quarter of fiscal 2017 and fiscal 2016, we paid $17.3 million and $25.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.4 million was paid during the first quarter of fiscal 2017 and fiscal 2016 for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

•

During the second quarter of fiscal 2017, the court approved the $9.0 million settlement reached in the Rehberg et al v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC class action lawsuit, and it was paid during the third quarter of fiscal 2017.  The settlement was accrued for in the fourth quarter of fiscal 2016.  We accrued additional settlements related to other lawsuits of $4.5 million during the current fiscal year, which have not yet been paid.

•

During the third quarter of fiscal 2017, we made a voluntary contribution to our defined benefit pension plans of $1.6 million and we do not expect to make any additional contributions to these plans in fiscal 2017.  We expect to pay an additional $0.1 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2017.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 7, 2017 and October 8, 2016, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	Change
Purchases of property, plant, and equipment	$(51,213)	$(67,400)	$16,187
Principal payments from notes receivable, net of repurchases of independent distributor territories	8,259	8,957	(698)
Proceeds from divestiture	41,230	—	41,230
Proceeds from sale of property, plant and equipment	1,694	2,945	(1,251)
Net cash disbursed for investing activities	$(30)	$(55,498)	$55,468
•

Capital expenditures for the DSD Segment and Warehouse Segment were $45.0 million and $3.2 million, respectively.  This includes an intersegment reclassification of $1.8 million from unallocated corporate to the DSD Segment related to first quarter of fiscal 2017 capital expenditures.  We currently anticipate capital expenditures of $85 million to $90 million for fiscal 2017.

•	We received proceeds of $41.2 million, net of a working capital adjustment, from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 7, 2017 and October 8, 2016, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2017	October 8, 2016	Change
Dividends paid	$(105,207)	$(97,808)	$(7,399)
Exercise of stock options	9,296	18,862	(9,566)
Payment of financing fees	(100)	(3,508)	3,408
Stock repurchases, including accelerated stock repurchases	(2,671)	(126,298)	123,627
Change in bank overdrafts	(10,626)	(5,558)	(5,068)
Net debt and capital lease obligations changes	(101,250)	(22,858)	(78,392)
Net cash disbursed for financing activities	$(210,558)	$(237,168)	$26,610
•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 7, 2017 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid
August 18, 2017	September 1, 2017	September 15, 2017	$0.1700	$35,606
May 25, 2017	June 9, 2017	June 23, 2017	$0.1700	$35,587
February 17, 2017	March 3, 2017	March 17, 2017	$0.1600	$33,461

Additionally, we paid dividends of $0.6 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock option exercises decreased due to fewer exercises in the current year as compared to the prior year.  As of October 7, 2017, there were nonqualified stock option grants of 1.0 million shares that were exercisable.  These have a remaining contractual life of approximately 0.34 years and a weighted average exercise price of $10.87 per share.  At this time, it is expected that these shares will be exercised before the contractual term expires in early fiscal 2018 and such exercises may provide an increase to cash provided by financing activities.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 7, 2017, we repurchased 0.1 million shares for $2.7 million under a share repurchase plan approved by our Board of Directors.  During the forty weeks ended October 8, 2016, we repurchased 6.9 million shares of our common stock of which 6.5 million shares were repurchased under an accelerated share repurchase program.

Capital Structure

Long-term debt and capital lease obligations and stockholders’ equity were as follows at October 7, 2017 and December 31, 2016, respectively.  For additional information regarding our debt and capital lease obligations, see Note 10, Debt and Other Obligations, of  Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Balance at		Fixed or	Final
	October 7, 2017	December 31, 2016	Variable Rate	Maturity
Long-term debt and capital lease obligations	(Amounts in thousands)
2026 notes	$394,847	$394,406	Fixed Rate	2026
2022 notes	397,828	397,458	Fixed Rate	2022
Unsecured credit facility (the "credit facility")	6,500	24,000	Variable Rate	2020
Accounts receivable securitization (the "facility")	15,000	95,000	Variable Rate	2019
Capital lease obligations	28,577	30,427		2024
Other notes payable	13,356	16,866		2020
	856,108	958,157
Current maturities of long-term debt and capital lease obligations	12,469	11,490
Long-term debt and capital lease obligations	$843,639	$946,667

Total stockholders' equity
Total stockholders' equity	$1,191,974	$1,210,080

The facility and credit facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  On September 28, 2017, we amended the facility to extend the maturity date to September 28, 2019.  There is no current portion payable over the next year for these obligations.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 7, 2017:

	Amount Available	For the Forty Weeks Ended
	for Withdrawal at	Highest	Lowest
Facility	October 7, 2017	Balance	Balance
	(Amounts in thousands)
Facility	$185,000	$95,000	$—
Credit facility (1)	484,802	47,500	—
	$669,802

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  During the forty weeks ended October 7, 2017, the company borrowed $421.2 million in revolving borrowings under the credit facility and repaid $438.7 million in revolving borrowings. The amount available under the credit facility is reduced by $8.7 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 7, 2017, the company was in compliance with all restrictive covenants under our debt agreements.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 7, 2017, 0.1 million shares, at a cost of $2.7 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 7, 2017, 67.9 million shares, at a cost of $633.1 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 7, 2017, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of ($9.1) million, based on quoted market prices, which relate to instruments that will be primarily utilized in fiscal 2018.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 7, 2017, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $15.0 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 7, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 12, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the forty weeks ended October 7, 2017, 0.1 million shares, at a cost of $2.7 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 7, 2017, 67.9 million shares, at a cost of $633.1 million, have been repurchased.   There were no repurchases of our common stock by the company during the third quarter of fiscal 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit			Name of Exhibit
No
3.1		—

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

10.1	*	—

Fifth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 28, 2017, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended October 7, 2017.

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

FLOWERS FOODS, INC.

By:	/s/ ALLEN L. SHIVER
Name:	Allen L. Shiver
Title:	President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Chief Financial Officer and Chief Administrative Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: November 8, 2017