Form 10-K
period 2017-12-30
FLOWERS FOODS INC
filed 2018-02-21
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Based on the closing sales price on the New York Stock Exchange on July 15, 2017 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,472,632,171.

On February 15, 2018, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 210,609,122.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held May 24, 2018, which is expected to be filed with the Securities and Exchange Commission on or about April 2, 2018, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Annual Report on Form 10-K (the “Form 10-K”) and may include, but are not limited to:

•

unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees and third-party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

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
•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination, product recalls or safety concerns related to our products, or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

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

Project Centennial

In June 2016, the company launched Project Centennial, an enterprise-wide business and operational review to evaluate opportunities to streamline our operations, drive efficiencies, and invest in strategic capabilities that we believe will strengthen our competitive position and drive profitable revenue growth. Based upon the results of this review, Flowers has begun executing on four primary strategic initiatives:

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

Flowers' priorities for fiscal 2018 are to simplify and streamline our brand assortment, provide additional tools to distributors to enable them to grow their businesses, reduce costs of purchased goods and services, and put in place a more efficient operating model for a national branded food company.

In fiscal 2019 and beyond, Flowers expects to fully realize the benefits of a lower-cost operating model, stronger brand architecture, and increased strategic investments. These benefits are expected to drive sales growth in the range of 3% to 4% and EBITDA margins in the range of 13% to 14%.

As of the end of fiscal 2017, the company made progress in key Project Centennial initiatives, including the following accomplishments:

•

completed initial survey across consumer preferences in 2016, with an additional survey performed in June 2017 to understand shopping habits and ingredient preferences, brand positioning, packing and innovation concepts, and conjoint analysis of product attributes and pricing;

•	began executing on strategies to reinvigorate core brands with strong consumer appeal through marketing investments and innovation;
•	formulated a strategy and began to identify specific opportunities to diversify our brand portfolio into attractive adjacent categories;
•	streamlined our brand assortment in key retail categories;

•	developed a specific set of strategies to enhance our relationships with our distributor partners and reduce stales, which we began to take action in the first quarter of 2018;
•	utilized a third-party distribution platform to expand distribution of products in the Midwest and Northeast;
•

completed continuous improvement pilot programs at eight bakeries that validated opportunities for efficiency savings across our manufacturing network, which we will continue to roll out in fiscal 2018;

•

made continued progress toward reaching the company’s 2018 gross run-rate savings goal of $70-$80 million, relative to fiscal 2016, including the reduction in purchased goods and services spend by at least $45 million;

•	closed a Warehouse Segment snack cake plant in Winston-Salem, North Carolina and shifted production to other existing facilities;
•	began to analyze data and formulate plans to further optimize the company’s existing manufacturing and logistics network;
•	completed a voluntary separation incentive plan and other workforce reductions and began transitioning to the company’s new organizational structure, as more fully discussed below; and
•	hired a Chief Marketing Officer.

In the second quarter of fiscal 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial. The company made substantial progress transitioning to the new structure over the third and fourth quarters of fiscal 2017 and continues to target full implementation to be completed early in fiscal 2019. Prior to that time, the company will continue to manage the business and report segment information based on our current segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two business units (“BU”), Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  We continue to explore additional opportunities to streamline our core operations.  Although we anticipate consulting fees in fiscal 2018 of approximately $8.0 million to $10.0 million, we cannot estimate the non-consulting costs expected to be incurred related to these initiatives.

Segments

We currently manage our business by product delivery method.  Our two operating segments reflect our two distinct methods of delivering products to the market:

Direct-Store-Delivery Segment (the “DSD Segment”)

•

Produces fresh breads, buns, rolls, tortillas and snack cakes sold primarily by a network of independent distributors to retail and foodservice customers in the following areas of the U.S.: East, South, Southwest, West Coast, and select markets in the Midwest, Nevada, and Colorado.

•

Has a 39-bakery network with a highly developed reciprocal baking system (where bakeries can produce for its market and that of other bakeries within the direct-store-delivery (“DSD” network), which results in long and efficient production runs.

•	Major DSD Segment brands include Nature’s Own, Wonder, Cobblestone Bread Company, Tastykake and Dave’s Killer Bread.

Warehouse Delivery Segment (the “Warehouse Segment”)

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread, and European Bakers.

The table below presents the sales, percent of total sales, and the number of plants by each segment:

Segment	Sales	Percent of total sales	Plants
DSD Segment	$3,318,563	85%	39
Warehouse Segment	$602,170	15%	8
Consolidated	$3,920,733	100%	47

See Note 24, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for more detailed financial information about our segments.  Our brands are among the best known in the baking industry. Many of our DSD Segment’s brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in Southern markets.

Operating Strategies

Flowers Foods has focused on developing and refining operating strategies to create competitive advantages in the marketplace. We believe these operating strategies help us achieve our long-term objectives and work to build value for our shareholders. Put simply, our strategies are to:

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

Grow Sales

This strategy encompasses specific efforts for growth through acquisitions, market expansions, product innovation, and core markets.  As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery foods that meet changing consumer needs and preferences using market research and the strength of our well-established brands. We maintain and strengthen our brands in both existing and new markets by focusing on consistent product quality, a broad and diverse product line, and exceptional customer service. We expand our geographic reach through strategic acquisitions and by expanding the market reach of our existing bakeries. We believe our growth strategy has been successful, as evidenced by our sales compound average annual growth rate of 5.3% over the last five years.

Acquisitions

Acquisitions have been an important component of our growth strategy. Since our initial public offering in 1968, we have made more than 100 acquisitions. Since 2003, we have completed 16 acquisitions that, in the aggregate, added approximately $2.0 billion in annual revenue. Our primary acquisition targets have historically been independent/regional baking companies in areas of the country where our fresh products have not had access to those markets. See Note 10, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details of each of the acquisitions described below.

Dave’s Killer Bread acquisition (2015)

On September 12, 2015, the company completed the acquisition of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread.  The DKB acquisition not only gave us the top organic bread brand in the country, it also gave our DSD Segment access to the Pacific Northwest market.

Alpine Valley Bread acquisition (2015)

On October 13, 2015, the company completed the acquisition of Alpine Valley Bread Company (“Alpine”), a family-owned producer of certified organic and all natural breads in the U.S. The acquisition expanded our penetration into the fast growing organic market and provided additional organic production capacity.

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

Expansion Markets

Expansion markets are defined as new DSD Segment markets entered within the last five fiscal years. In 2011, we announced a DSD market expansion goal to serve a geographical area reaching at least 75% of the U.S. population by 2016. At the end of fiscal 2016, we had exceeded that goal and currently serve more than 85% of the U.S. population.

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

From 2013 through 2017, we invested $450.7 million in capital projects. We believe our annual capital investments have given us a competitive edge and we are committed to maintaining that advantage by investing in new technologies and improved processes.

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
•

Improving the efficiency and accuracy of our shipping logistics.  We have been installing a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of fiscal 2017, we had installed this automated shipping system in approximately 87% of our bakeries.

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

We employ approximately 9,800 people. Approximately 1,160 of these employees are covered by collective bargaining agreements.

Brands & Products

The company reports sales (consolidated and by segment) as branded retail, store branded retail, or non-retail and other.  The non-retail and other category includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing.  The table below presents our major brands and the geographic locations in the U.S. in which our products are available:

Brand	Availability
Nature's Own, Wonder, Cobblestone Bread Co., Daveʼs Killer Bread	East, South, Southwest, West Coast, and select markets in the Midwest, Nevada, and Colorado
Tastykake	Northeast, South, Southern Midwest, Southwest, and select markets in California

Whitewheat, Betsy Ross, Butterkrust, Captain John Derst's, Home Pride, Dandee, Aunt Hattieʼs, Bunny, Butternut, Country Kitchen, Evangeline Maid, Holsum, Merita, Sunbeam, Natural Grains, and Sara Lee (California)

Available in select regional markets across the country
Alpine Valley Breads	Nationally, in select markets
Barowskyʼs Organics	New England
Mrs. Freshleyʼs	Nationally, in select markets
Mi Casa	Nationally, in select markets
Frestillas	Regionally, in select markets

Brand Highlights

•

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., and its compound annual growth rate in retail sales since 2000 has been 8.3%. The Nature’s Own sales, at retail, were $1.0 billion for fiscal 2017.

•

Nature’s Own Honey Wheat is the number one selling fresh packaged bread Universal Product Code (“UPC”) in the U.S. Nature’s Own had three of the top six UPC’s in the Fresh Packaged Bread category during our fiscal 2017 (source: IRI Total US MultiOutlet).

Our Warehouse Segment markets a line of specialty and organic breads and rolls, including the Alpine Valley Bread brand, for retail and foodservice customers. It also produces proprietary breads, buns, and rolls for specific foodservice customers. This segment’s snack cakes are sold under the Mrs. Freshley’s and store brands. Warehouse Segment products are fresh and frozen and distributed nationally through retail, foodservice and vending customer warehouses.

The table below presents our sales by product mix for fiscal 2017 on a consolidated basis (internal sales data warehouse – “SDW”):

The table below presents our sales by channel for fiscal 2017 on a consolidated basis (internal sales data warehouse – “SDW”):

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

Customers

Our top 10 customers in fiscal 2017 accounted for 48.5% of sales. During fiscal 2017, our largest customer, Walmart/Sam’s Club, represented 20% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10.0% or more of our sales during fiscal years 2017, 2016 and 2015.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates 292 such stores, and reported sales of $75.4 million during fiscal 2017 from these outlets.

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

Our DSD model is comprised of three types of territories. Independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets. Company-owned and operated territories with the distribution rights that are classified as available for sale and company owned and operated territories with the distribution rights that are classified as held and used.  The table below presents the approximate number of territories used by the company on December 30, 2017:

Type of territory	Number of territories
Independent distributor distribution rights	5,593
Company owned classified as available for sale	374
Company owned classified as held and used	105
Total territories	6,072

The company has developed proprietary software on the hand-held computers that independent distributors use for ordering, sales transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use and other administrative services.  This fee is recognized as a reduction to the company’s selling, distribution and administrative expenses.  Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. We believe this system assists us in minimizing returns of unsold goods.  The fees collected for each of the last three fiscal years were as follows (amounts in thousands):

Year	Fees collected
Fiscal 2017	$6,965
Fiscal 2016	$6,544
Fiscal 2015	$6,790

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

We also use scan-based trading technology (referred to as “pay by scan” or “PBS”) to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to service customers and merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During the last three fiscal years, PBS sales were as follows (amounts in thousands):

Year	PBS sales
Fiscal 2017	$1,390,974
Fiscal 2016	$1,273,660
Fiscal 2015	$1,245,422

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

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic and specialty ingredients do not offer the same hedging opportunities to reduce the impact of price volatility.  Any decrease in the supply available under these agreements and instruments could increase the effective price of these raw materials to us and significantly impact our earnings.

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

The cost of compliance with such laws and regulations has not had a material adverse effect on the company’s business.  We believe that we are currently in material compliance with all applicable federal, state and local laws and regulations.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $36 billion at retail. This category is intensely competitive and has experienced significant change in the last several years. From a national standpoint, Flowers Foods is currently the second largest company in the U.S. fresh baking industry based on market share as presented in the following chart:

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

Competition in the baking industry continues to be driven by a number of factors. These include the ability to serve consolidated retail and foodservice customers, generational changes in family-owned businesses, and competitors’ promotional efforts on branded bread and store brands. Competition typically is based on product availability, product quality, brand loyalty, price, effective promotions, and the ability to target changing consumer preferences. Customer service, including frequent deliveries to keep store shelves well-stocked, is also a competitive factor.

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. In general, the store brand share of retail fresh packaged bread in the U.S. accounts for approximately 24% of the dollar sales and approximately 34% of unit sales and has steadily declined over the past five years.

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

The willingness of our customers and consumers to purchase our products may depend in part on economic conditions. Continuing or worsening economic challenges could have a negative impact on our business. Economic uncertainty may increase pressure to reduce the prices of some of our products, limit our ability to increase or maintain prices, and reduce sales of higher margin products or shift our product mix to low-margin products. In addition, changes in tax or interest rates, whether due to recession, financial and credit market disruptions or other reasons, could negatively impact us. If any of these events occurs, or if economic conditions become unfavorable, our sales and profitability could be adversely affected.

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Commodities, such as flour, sweeteners, shortening and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

We believe that our DSD distribution system is a significant competitive advantage. A material negative change in our relationship with the independent distributors, litigation or one or more adverse rulings by courts or regulatory or governmental bodies regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributors, or an adverse judgment against the company for actions taken by the independent distributors, could materially and negatively affect our financial condition, results of operations and cash flows.

The costs of maintaining and enhancing the value and awareness of our brands are increasing, which could have an adverse impact on our revenues and profitability.

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Brand value could diminish significantly due to several factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition, our revenues and profitability could be adversely affected.

We rely on several large customers for a significant portion of sales and the loss of one of our large customers could adversely affect our business, financial condition or results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 48.5% of sales during fiscal 2017. Our largest customer, Walmart/Sam’s Club, accounted for 20% of sales during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Our inability to execute our business strategy could adversely affect our business.

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution.  In particular, we have initiated under Project Centennial, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure.  If we are unsuccessful in implementing or executing Project Centennial or one or more of our business strategies, our business could be adversely affected.

Inability to anticipate or respond to changes in consumer preferences may result in decreased demand for our products, which could have an adverse impact on our future growth and operating results.

Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful. If we fail to anticipate, identify, or react to changes in consumer preferences, or if we fail to introduce new and improved products on a timely basis, we could experience reduced demand for our products, which could in turn cause our operating results to suffer.

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

Acquisitions, including future acquisitions and acquisitions completed in the last several years, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

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

Divestitures have operational risks that may include impairment charges. Divestitures also present unique financial and operational risks, including diverting management attention from the existing core business, separating personnel and financial data and other systems, and adversely affecting existing business relationships with suppliers and customers.

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

We may be required to recall certain of our products should they be mislabeled, contaminated, spoiled, tampered with or damaged. We may become involved in lawsuits and legal proceedings alleging that the consumption of any of our products causes or caused injury, illness or death. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results, depending on the costs of the recall, the destruction of product inventory, contractual and other claims made by customers that we supply, competitive reaction and consumer attitudes. Even if a product liability, consumer fraud or other claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if our customers or consumers in our principal markets lose confidence in the safety and quality of our products.

Consolidation in the retail and foodservice industries could adversely affect our sales and profitability.

If our retail and foodservice customers continue to grow larger due to consolidation in their respective industries, they may demand lower pricing and increased promotional programs. Meeting these demands could adversely affect our sales and profitability.

Our large customers may impose requirements on us that may adversely affect our results of operations.

From time to time, our large customers may re-evaluate or refine their business practices and impose new or revised requirements on us, the distributors, and the customers’ other suppliers. The growth of large mass merchandisers, supercenters and dollar stores, together with changes in consumer shopping patterns, have produced large, sophisticated customers with increased buying power and negotiating strength. Current trends among retailers and foodservice customers include fostering high levels of competition among suppliers, demanding new products or increased promotional programs, requiring suppliers to maintain or reduce product prices, reducing shelf space for our products, and requiring product delivery with shorter lead times. These business changes may involve inventory practices, logistics, or other aspects of the customer-supplier relationship. Compliance with requirements imposed by large customers may be costly and may have an adverse effect on our margins and profitability. However, if we fail to meet a large customer’s demands, we could lose that customer’s business, which also could adversely affect our results of operations.

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

The company has noncontributory defined benefit pension plans covering certain employees maintained under the Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprised approximately 11.5% of all the pension plan assets as of December 30, 2017.

If the financial markets do not provide the long-term returns that are expected, the likelihood of the company being required to make larger contributions will increase, which could impact our liquidity. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of larger required contributions increases. Adverse developments in any of these areas could adversely affect our financial condition, liquidity or results of operations.

Disruption in our supply chain or distribution capabilities from political instability, armed hostilities, incidents of terrorism, natural disasters, weather or labor strikes could have an adverse effect on our business, financial condition and results of operations.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers due to weather, natural disaster, fire or explosion, terrorism, pandemics, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model, could impair our ability to make, move or sell our products. Moreover, terrorist activity, armed conflict, political instability or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

We may be adversely impacted if our information technology systems fail to perform adequately, including with respect to cybersecurity issues.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and could result in billing, collecting and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

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

Compliance with federal, state and local laws and regulations is costly and time consuming. Failure to comply with, or violations of, applicable laws and the regulatory requirements of one or more of these entities and agencies could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could result in increased operating costs and adversely affect our results of operations and financial condition. Legal proceedings or claims related to our marketing could damage our reputation and/or adversely affect our business or financial results.

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

Allen L. Shiver Age 62 President and Chief Executive Officer

Mr. Shiver has been president and chief executive officer of Flowers Foods since May 2013. He was elected president in 2010, and previously served as executive vice president and chief marketing officer from 2008 to 2009. Mr. Shiver served as president and chief operating officer of Flowers Foods Specialty Group from 2003 until 2008 and as president and chief operating officer of Flowers Snack from 2002 to 2003. Prior to those appointments, Mr. Shiver served as a bakery president, regional vice president, and executive vice president of operations. He joined the company in 1978.

R. Steve Kinsey Age 57 Chief Financial Officer and Chief Administrative Officer

Mr. Kinsey was named chief financial officer and chief administrative officer in May 2017. Previously, Mr. Kinsey served as executive vice president and chief financial officer from 2008 until 2017, and as senior vice president and chief financial officer from 2007 to 2008. Prior to those appointments, Mr. Kinsey served as vice president and corporate controller from 2003 until 2007, and as controller from 2002 until 2003. He served as director of tax from 1998 until 2002 at Flowers Foods and Flowers Industries. At Flowers Industries, Mr. Kinsey also served as tax manager from 1994 until 1998, and as tax associate from 1989 until 1994. He joined the company in 1989.

Bradley K. Alexander Age 59 President Fresh Packaged Bread Business Unit

Mr. Alexander was named president of the Fresh Packaged Bread Business Unit in May 2017. Mr. Alexander served previously as executive vice president and chief operating officer of Flowers Foods beginning in 2014 and as president of Flowers Bakeries from 2008 to 2014. He also served as a regional vice president of Flowers Bakeries, and in various sales, marketing and operational positions, including bakery president and senior vice president of sales and marketing, since joining the company in 1981.

Stephen R. Avera Age 61 Chief Legal Counsel

Mr. Avera was named chief legal counsel in May 2017. He previously served as executive vice president, secretary and general counsel from 2008 until 2017. From 2004 to 2008, Mr. Avera served as senior vice president, secretary and general counsel, and from 2002 until 2004, he served as secretary and general counsel. Mr. Avera also served as vice president and general counsel of Flowers Bakeries from 1998 to 2002, and as associate general counsel and assistant general counsel of Flowers Industries from 1986, when he joined the company, to 1998.

D. Keith Wheeler Age 54 Chief Sales Officer

Mr. Wheeler was named chief sales officer in May 2017. Prior to this appointment, Mr. Wheeler served as president of Flowers Bakeries from 2014 until 2017. Mr. Wheeler was senior vice president of Flowers Foods’ West Coast Region from 2012 until 2014, and before that, he served in various leadership and operational positions, including bakery president and region controller. He joined the company in 1988.

Robert L. Benton, Jr. Age 60 Chief Supply Chain Officer

Mr. Benton was named chief supply chain officer in May 2017. He had been senior vice president and chief manufacturing officer since 2015. Mr. Benton served as senior vice president of manufacturing and operations support from 2011 until 2015, as vice president of manufacturing from 2001 until 2011, and as director of manufacturing at Flowers Foods and Flowers Industries from 1993 until 2001. At Flowers Industries, Mr. Benton held various manufacturing, engineering and operational management positions, from when he joined the company in 1980 through 1993.

Karyl H. Lauder Age 61 Senior Vice President and Chief Accounting Officer

Ms. Lauder has been senior vice president and chief accounting officer of Flowers Foods since 2008. Ms. Lauder served as vice president and chief accounting officer from 2007 until 2008 and as vice president and operations controller from 2003 to 2007. Prior to those appointments, Ms. Lauder served as a division controller for Flowers Bakeries Group from 1997 to 2003, as a regional controller for Flowers Bakeries, and in several other accounting and supervisory positions since 1978, when she joined the company.

Name, Age and Office	Business Experience

A.Ryals McMullian Age 48 Chief Strategy Officer

Mr. McMullian was named chief strategy officer in May 2017. Mr. McMullian served as vice president of mergers and acquisitions and deputy general counsel from 2015 until 2017. Mr. McMullian served as vice president and associate general counsel from 2011 until 2015 and as associate general counsel from 2003, when he joined the company, until 2011.

Debo Mukherjee Age 50 Chief Marketing Officer

Mr. Mukherjee joined Flowers as the chief marketing officer in October 2017. Mr. Mukherjee has 25 years of experience in confection, food, health, and nutrition consumer businesses, most recently as founder and owner of Intacta Consulting Group, LLC. Prior to launching Intacta, Mr. Mukherjee served as CEO of Redco Foods, Inc., a subsidiary of Teekanne GmbH, the largest herbal and flavored tea company in Europe, from 2011 to 2015. He also held marketing roles at Mars Inc., Unilever, H.J. Heinz Co. and The Hershey Company.

David M. Roach Age 48 President, Snacking/Specialty Business Unit

Mr. Roach was named president of the Snacking/Specialty Business Unit in May 2017. Prior to this appointment, Mr. Roach served as senior vice president of organics from 2015 until 2017, and as senior vice president of the Central Region from 2010 until 2015. Mr. Roach was president of Flowers Baking Co. of Villa Rica from 2007 to 2010 and served in various sales and supervisory positions since joining the company in 1992.

Tonja Taylor Age 58 Chief Human Resources Officer

Ms. Taylor was named chief human resources officer in May 2017. Ms. Taylor served as senior vice president of human resources from 2013 until 2017 and as vice president of human resources from 2008 until 2013. Ms. Taylor joined the company in 1999 as change management coordinator for a key information technology initiative. Beginning in 2000, she served in a variety of human resources positions, including manager of organizational development, director of organizational development, and managing director of Human Resources.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The company currently operates 47 bakeries, of which 45 are owned and two are leased. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2017, DSD Segment facilities, taken as a whole, operated moderately above capacity and Warehouse Segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment
State	City	State	City
Alabama	Birmingham	Louisiana	New Orleans
Alabama	Opelika	Maine	Lewiston (2 locations)
Alabama	Tuscaloosa	Nevada	Henderson
Arizona	Phoenix	North Carolina	Goldsboro
Arizona	Tolleson	North Carolina	Jamestown
Arkansas	Batesville	North Carolina	Newton
California	Modesto (Leased)	Oregon	Milwaukie
Florida	Bradenton	Pennsylvania	Oxford
Florida	Jacksonville	Pennsylvania	Philadelphia (Leased)
Florida	Lakeland	Tennessee	Knoxville
Florida	Miami	Texas	Denton
Georgia	Atlanta	Texas	El Paso
Georgia	Savannah	Texas	Houston (2 locations)
Georgia	Thomasville	Texas	San Antonio
Georgia	Villa Rica	Texas	Tyler
Kansas	Lenexa	Vermont	Brattleboro
Kentucky	Bardstown	Virginia	Lynchburg
Louisiana	Baton Rouge	Virginia	Norfolk
Louisiana	Lafayette

Warehouse Segment
State	City	State	City
Alabama	Montgomery	Georgia	Tucker
Arizona	Mesa	Kentucky	London
Arkansas	Texarkana	Tennessee	Cleveland
Georgia	Suwanee	Tennessee	Crossville

In Thomasville, Georgia, the company leases properties that house shared services functions and our information technology group, and owns several properties for our corporate offices.

Item 3.	Legal Proceedings

For a description of all material pending legal proceedings, See Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the company’s common stock are quoted on the New York Stock Exchange (the “NYSE”) under the symbol “FLO.” The following table sets forth quarterly dividend information and the high and low sales prices of the company’s common stock on the NYSE as reported in published sources.

	Fiscal 2017			Fiscal 2016
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$21.00	$18.65	$0.1600	$22.08	$15.64	$0.1450
Second	$20.10	$16.88	$0.1700	$19.80	$17.39	$0.1600
Third	$18.93	$16.80	$0.1700	$19.62	$14.35	$0.1600
Fourth	$20.42	$17.71	$0.1700	$20.10	$14.74	$0.1600

Holders

As of February 15, 2018, there were approximately 3,552 holders of record of the company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 30, 2017 (amounts in thousands, except per share data).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73	$10.87	5,764,236
Equity compensation plans not approved by security holders	—	—	—
Total	73	$10.87	5,764,236

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. See Note 18, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Purchases of Equity Securities by the Issuer

The company did not purchase any shares of its common stock during the fourth quarter of fiscal 2017.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 29, 2012 through December 30, 2017, the last day of our 2017 fiscal year.

	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017
FLOWERS FOODS INC	100.00	142.47	130.99	150.88	145.64	145.92
S&P 500 INDEX	100.00	134.12	153.05	155.19	173.76	211.69
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	131.61	147.66	173.31	189.14	191.70
S&P MIDCAP 400 INDEX	100.00	135.01	148.81	145.68	175.89	204.47

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 29, 2012. Flowers Foods’ share price is also indexed to $100 at December 29, 2012. These prices have been adjusted for stock splits.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2017, 2016, 2015, 2014, and 2013 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K (amounts in thousands, except per share data).

	For Fiscal Year
	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks
Statement of Income Data:
Sales	$3,920,733	$3,926,885	$3,778,505	$3,748,973	$3,732,616
Net income	$150,120	$163,776	$189,191	$175,739	$230,894
Net income attributable to Flowers Foods, Inc. common shareholders per basic share	$0.72	$0.79	$0.90	$0.84	$1.11
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.71	$0.78	$0.89	$0.82	$1.09
Cash dividends per common share	$0.6700	$0.6250	$0.5675	$0.4850	$0.4440
Balance Sheet Data:
Total assets	$2,659,724	$2,761,068	$2,844,051	$2,408,974	$2,504,014
Long-term debt and capital lease obligations	$820,141	$946,667	$930,022	$724,459	$887,740

Notes to the Selected Financial Data table for additional context

1.

Fiscal 2017 includes the impact of restructuring and related impairment charges of $104.1 million, $28.9 million gain on divestiture, $18.3 million of multi-employer pension plan withdrawal costs, $6.0 million of legal settlements, and a $4.6 million pension plan settlement loss which affect comparability.  During fiscal 2017, the company recognized a $48.2 million net tax benefit as a result of the Act.  Additional information on the tax impacts of the Act is presented in Note 22, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

2.

Fiscal 2016 includes the impact of a $6.6 million pension settlement loss, $24.9 million of impairment charges, $10.5 million of legal settlements (including $0.3 million of related tax liabilities) which affect comparability, the issuance of our $400.0 million senior notes due 2026, and $1.9 million of debt issuance costs recognized as interest expense (for a loss on extinguishment of debt) at the time we paid off $367.5 million of outstanding indebtedness under two of our term loans.

3.

Fiscal 2015 includes the results of DKB and Alpine as of and from the date of each acquisition.  See Note 10, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for details of these acquisitions.

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

MATTERS AFFECTING COMPARABILITY

Detailed below are matters affecting comparability as well as other significant events that will provide additional context while reading this discussion:

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Footnote
	52 weeks	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$37,306	$6,324	—	Note 5
Gain on divestiture	(28,875)	—	—	Note 6
Restructuring and related impairment charges	104,130	—	—	Note 5
Impairment of assets	—	24,877	3,771	Notes 8, 9
Facility closure costs	—	—	736
Pension plan settlement losses	4,649	6,646	—	Note 21
Multi-employer pension plan withdrawal costs	18,268	—	—	Note 21
Acquisition-related costs	—	—	6,187	Note 10
Legal settlements and related tax liabilities	5,978	10,500	—	Note 23
Lease termination costs	565	—	—
Loss on extinguishment of debt	—	1,900	—	Note 14
	$142,021	$50,247	$10,694

In fiscal 2017, we recognized an income tax benefit of $48.2 million related to the estimated benefit of the Act, which partially offset the net expense amount of the pre-tax items detailed above.

Project Centennial consulting costs.  During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in Item 1., Business, of this Form 10-K.  Consulting costs associated with the project in fiscal 2017 and 2016 were $37.3 million and $6.3 million, respectively.  We anticipate consulting costs to be in the range of $8.0 million to $10.0 million in fiscal 2018.  These costs were and will continue to be reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Gain on divestiture of the non-core mix manufacturing business.  On January 14, 2017, we completed the sale of our non-core mix manufacturing business located in Cedar Rapids, Iowa and received proceeds, net of a working capital adjustment, of $41.2 million and recognized a gain of $28.9 million in our fiscal 2017 results of operations.  The mix manufacturing business was previously included in our Warehouse Segment.

Restructuring and related impairment charges associated with Project Centennial.  The following table details charges recorded by segment in fiscal 2017 (amounts in thousands):

	DSD	Warehouse	Unallocated
	Segment	Segment	Corporate	Total
	(Amounts in thousands)
Employee termination benefits and other cash charges	$24,914	$5,633	$3,982	$34,529
Property, plant and equipment impairments	—	3,354	—	3,354
Trademark impairments	55,112	11,135	—	66,247
	$80,026	$20,122	$3,982	$104,130

Employee termination benefits and other cash charges recorded in fiscal 2017 included the VSIP, severance related to other reorganizational initiatives, severance related to the plant closure, and relocation costs due to the ongoing company reorganization.  The VSIP was made available to certain employees who met the VSIP’s age, length-of-service, and business function criteria.  Approximately 325 employees elected to participate in the VSIP and they accrued enhanced separation benefits totaling $29.7 million.  We paid $4.6 million of these benefits in fiscal 2017 and the remainder has been or will be paid in the first quarter of fiscal 2018.  Other reorganizational initiatives we completed during the fourth quarter of fiscal 2017 resulted in severance charges of $2.0 million.  Additionally, on August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina as part of its supply chain optimization initiative under Project Centennial.  The facility closed in November of fiscal 2017 and a portion of the production was transitioned to other facilities.  Closure costs included the recognition of impairments related to property, plant and equipment of $3.4 million and severance costs of $1.0 million.  We incurred additional reorganization costs, primarily relocation costs, of $1.9 million during fiscal 2017 and anticipate incurring an additional $4.0 million to $5.0 million in fiscal 2018.  We substantially completed the brand rationalization study in the third quarter of fiscal 2017, which resulted in impairment charges for certain trademarks that we either no longer intend to use or plan to use on a more limited basis.

Impairment of assets.  The table below details asset impairments recorded in 2016 and 2015, all of which related to assets of the DSD Segment.  In fiscal 2016, we recorded asset impairment charges for certain trademarks acquired in the Lepage and Acquired Hostess Bread Assets acquisitions, primarily resulting from a brand rationalization study we began in fiscal 2016 as part of Project Centennial.  This study was substantially completed in the third quarter of fiscal 2017.  We also recorded impairments on certain assets held for sale, which were subsequently sold for proceeds of $7.4 million.  Asset impairment charges recorded in fiscal 2015 related to assets held for sale and a production line that we no longer intended to use.

	Fiscal 2016	Fiscal 2015
	52 weeks	52 weeks
Property, plant and equipment impairments	$9,877	$3,771
Trademark impairments	15,000	—
	$24,877	$3,771

Issuance of $400.0 million of senior notes and payoff of existing term loans.  On September 28, 2016, we issued $400.0 million of ten year senior notes (the “2026 notes”) which bear interest at 3.50% per annum.  Proceeds from the 2026 notes were used to repay debt currently outstanding under our existing term loan facilities and for general corporate purposes, including repayment of a portion of our accounts receivable securitization facility (“the facility”).  Debt issuance costs of $1.9 million associated with the term loan facilities were recorded as interest expense in our fiscal 2016 results of operations.  See Note 14, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Pension plan settlement losses.  At the beginning of fiscal 2016, the company began offering retired and terminated vested pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges of $4.6 million and $6.6 million for fiscal 2017 and fiscal 2016, respectively, were triggered as a result of lump sum distributions paid in each fiscal year.  Settlement charges will be recorded in fiscal 2018 due to the level of lump sum payments that have occurred in early fiscal 2018.

Multi-employer pension plan withdrawal costs (“MEPP” costs).  On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “Fund”) at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  This resulted in the recognition of an $18.3 million pension plan withdrawal liability, including transition payments, in the DSD Segment. The transition payments were made on November 3, 2017, and we anticipate the withdrawal liability to be paid in fiscal 2018.

Legal settlements.  In fiscal 2017, we reached agreements to settle distributor-related litigation in the aggregate amount of $6.0 million, including attorney’s fees.  Of this amount, $0.25 million was paid in fiscal 2017 and the remainder is expected to be paid in fiscal 2018.  In fiscal 2016, we reached agreements to settle distributor-related litigation in the aggregate amount of $10.5 million, including attorney’s fees and related tax liabilities, all of which was paid in fiscal 2017.  All of these settlements were recorded in our DSD Segment’s selling, distribution and administrative expenses in our Consolidated Statements of Income.

Income tax benefit related to the impact of the Tax Cuts and Jobs Act of 2017.  In the fourth quarter of fiscal 2017, we recognized an income tax benefit of $48.2 million related to the estimated benefit of the Act which was enacted on December 22, 2017.  The benefit primarily resulted from the revaluation of the company’s net deferred tax liability as of a result of the decrease in the corporate tax rate.

Nationwide launch of Dave’s Killer Bread brand.  At the beginning of the second quarter of fiscal 2016, we began the national rollout of our organic, non-GMO DKB brand on our DSD network and had completed the rollout as of the end of fiscal 2016.  Sales of the DKB brand, including sales from the nationwide launch, were included in acquisition sales until the first anniversary of the acquisition on September 12, 2016.  After this date, these sales were and will continue to be included in core or expansion markets (defined as markets we entered in the last five years) as determined by the market in which they are sold.

Alpine Valley Bread Company acquisition.  On October 13, 2015, we completed the acquisition of Alpine, a family-owned producer of certified organic and all-natural breads located in Mesa, Arizona, for $121.9 million in cash and stock.  Alpine is included in our Warehouse Segment.  The acquisition expanded our penetration into the organic market and provides additional organic production capacity.  We funded the cash portion of the purchase price for the Alpine acquisition with our existing credit facilities and also issued 12,602 shares of our common stock to fund the equity portion of the purchase price.

Dave’s Killer Bread acquisition.  On September 12, 2015, we completed the acquisition of DKB for total cash payments of $282.1 million inclusive of payments for certain tax benefits.  We believe the acquisition strengthened our position as the second-largest baker in the U.S. by giving us greater access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. DKB operates one production facility in Milwaukie, Oregon and is included in our DSD Segment. We funded the purchase price of the DKB acquisition with cash on hand and borrowings from our existing credit facilities.

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2017, 2016 and 2015 consisted of 52 weeks.  Fiscal 2018 will consist of 52 weeks.

EXECUTIVE OVERVIEW

We are the second largest producer and marketer of packaged bakery foods in the U.S. with fiscal 2017 sales of $3.9 billion.  We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  Our business is currently managed based on delivery method of our products and we have two segments:  DSD Segment and Warehouse Segment.  We operate 47 plants in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.  See Item 1., Business, of this Form 10-K for information regarding our segments, customers and brands, business strategies, strengths and core competencies, and competition and risks.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales in fiscal 2017 decreased 0.2% as compared to fiscal 2016 primarily as a result of the divestiture of the mix manufacturing business in January 2017 and softness in the fresh bakery category, partially offset by significant sales growth for our branded organic products.  Sales increased 3.9% in fiscal 2016 due to the DKB and Alpine acquisitions, both of which were completed in the second half of fiscal 2015, and the nationwide launch of the DKB brand in our DSD markets in fiscal 2016.

Net income decreased 8.3% in fiscal 2017 as compared to fiscal 2016 primarily due to the restructuring and related impairment charges, the MEPP costs and incremental Project Centennial consulting costs, partially offset by the income tax benefit recognized from passage of the Act, the current year gain on divestiture and the prior year asset impairment charges.  Net income in fiscal 2016 decreased 13.4% as compared to fiscal 2015 primarily due to higher asset impairment charges, and increased legal costs attributable to ongoing and additional litigation, including distributor lawsuits, and related legal settlements.  Additionally, increased consulting costs and pension settlement losses incurred in fiscal 2016 negatively impacted net income, partially offset by acquisition-related costs incurred in fiscal 2015.

In fiscal 2017, we generated net cash flows from operations of $297.4 million and invested $75.2 million in capital expenditures.  We reduced our total indebtedness $124.0 million, and extended the maturity dates of the facility and the credit facility to September 28, 2019 and November 29, 2022, respectively.  We paid $141.0 million in dividends to our shareholders in fiscal 2017.  In fiscal 2016, we generated net cash flows from operations of $356.6 million and invested $101.7 million in capital expenditures.  We converted certain of our variable rate, shorter-term debt arrangements to significantly longer-term, fixed rate debt with the issuance of the 2026 notes and the payoff of our term loans, and reduced our total indebtedness $55.6 million.  Additionally, in fiscal 2016, we repurchased 6.9 million shares of our common stock for $126.3 million and paid $131.1 million in dividends to our shareholders.

Industry Trends

The chart below details the sales change in dollars and units of the Fresh Packaged Breads category for the years 2015, 2016 and 2017:

•	We hold a 15.4 dollar share of the Fresh Packaged Breads category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for calendar year 2017 ending 12/31/17)
•	We hold an 8.1 dollar share of the Commercial Cake category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for calendar year 2017 ending 12/31/17)
•	We expect stable consumer demand for fresh baked bakery foods.
•	The Fresh Packaged Breads category is highly competitive.
•	We anticipate our growth will be driven by our organic bread brands, partially offset by softer demand for some of our other product offerings.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	11
Long-lived assets	—
Goodwill and other intangible assets	9
Self-insurance reserves	23
Income tax expense (benefit) and accruals	22
Postretirement plans	21
Stock-based compensation	18
Commitments and contingencies	23

Revenue Recognition.    The company recognizes revenue from the sale of its products when title and risk of loss pass to the customer or consumer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Although we do not expect it to be material, see Note 3, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the FASB’s revenue recognition guidance issued in May 2014, which is effective for the company beginning in fiscal 2018.

Derivative Financial Instruments.    The company’s cost of primary raw materials is highly correlated to certain commodities markets. Commodities, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves.  See Note 3, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the FASB’s hedge accounting guidance issued in August 2017, which the company plans to early adopt in the first quarter of fiscal 2018.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in fiscal 2017, 2016 and 2015 are discussed above in the “Matters Affecting Comparability” section.

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

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values in excess of $400 million in each reporting unit in fiscal 2017. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2017, 2016 or 2015.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset.  Impairment charges recorded in fiscal 2017 related to amortizable intangible assets totaled $47.7 million and are discussed above in the “Matters Affecting Comparability” section.  There were no impairment charges related to amortizable intangible assets for fiscal years 2016 or 2015.

As of December 30, 2017, the company also owns $206.6 million of trademarks acquired in acquisitions that are indefinite-lived intangible assets not subject to amortization. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.  As discussed above, during fiscal years 2017 and 2016, we recorded asset impairment charges of $18.5 million and $15.0 million, respectively, on certain indefinite-lived trademarks and determined these trademarks no longer are deemed to have an indefinite life.  During fiscal 2015, in conjunction with the DKB and Alpine acquisitions, we determined that the Barowsky’s trademark acquired in the Lepage acquisition would be used on a more regional basis as an organic brand rather than distributed nationally, and therefore, this intangible asset was deemed to have a finite life and was assigned a life of 35 years.

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

Income Tax Expense (Benefit) and Accruals.    The annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Changes in statutory rates and tax laws in jurisdictions in which we operate may have a material effect on the annual tax rate. The effect of these changes, if any, would be recognized as a discrete item upon enactment.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As such, in December 2017, the company revalued its deferred tax assets and liabilities as a result of passage of the Act.  Additional information on the tax impacts of the Act is presented in Note 22, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

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

On January 1, 2016, the company began providing retired and terminated vested pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy.  Lump sum payments made in 2017 and 2016 triggered settlement charges as detailed in the table below (amounts in thousands).  Based on known activity in 2018, primarily related to the VSIP, the company expects to record settlement charges beginning in the first quarter of fiscal 2018.  The company recorded pension income on our qualified defined benefit plans and nonqualified plan in fiscal 2017, 2016 and 2015 as detailed in the table below (amounts in thousands).  We expect pension income of approximately $1.7 million on our qualified defined benefit plans and nonqualified plan for fiscal 2018 excluding any potential settlement losses.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	52 weeks	52 weeks	52 weeks
Pension income	$(5,320)	$(4,451)	$(5,788)
Pension plan settlement losses	4,649	6,646	—
Net pension cost (income)	$(671)	$2,195	$(5,788)

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

On December 31, 2017, the company adopted a de-risking investment strategy for its pension assets.  As the funded status of the plans increases, over time the targeted allocation to return seeking assets will be reduced and the targeted allocation to fixed-income assets will be increased to better manage the company’s pension liability and reduce funded status volatility.  Based on the funded status of the plans as of December 31, 2017, the asset allocation for the Flowers Foods’ pension plans has been adjusted to 35% equity securities, 35% fixed-income securities, 25% other diversifying strategies (including absolute return funds and hedged equity funds), and 5% short-term investments and cash.  For the details of our pension plan assets, see Note 21, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy.  While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.  Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses.  Based on these factors, the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2017 and 6.4% for fiscal 2018.  The change in assumption from fiscal 2017 to fiscal 2018 was the result of the change in the asset allocation referenced above.  The de-risking investment strategy may result in additional changes in 2018 as the company explores the option of making additional contributions.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2014, the SOA published final reports on their “standard” mortality table (“RP-2014”) and mortality improvement scale (“MP-2014”).  In 2017, the SOA published a revised mortality improvement scale (“MP-2017”).  Based on an evaluation of the information released in 2017, the company updated the mortality assumptions for purposes of measuring pension benefit obligations at year-end 2017. The company will continue to use the standard mortality tables and mortality improvement scale with adjustments to the base table as applicable: 30% adjustment for Plan No. 1, based on experience within the plan, blue collar adjustment for Plan No. 2 and no adjustment for the nonqualified plan.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques.  Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans.  Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees. The total unrecognized loss and prior service cost in accumulated other comprehensive income (“AOCI”) as of December 30, 2017 for the pension plans the company sponsors is $131.4 million. Amortization of this unrecognized loss and prior service cost during fiscal 2018 is expected to be approximately $6.4 million. To the extent that this unrecognized loss and prior service cost is subsequently recognized, the loss will increase the company’s pension costs in the future.

A sensitivity analysis of fiscal 2017 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2017 pension costs	$(249)	$255	$(799)	$799
Estimated change in FY 2017 year-end benefit obligations	$(11,052)	$11,616	N/A	N/A

In January of fiscal 2018, the company made a $10.0 million contribution to our qualified pension plans, and expects to pay $0.3 million in nonqualified pension benefits from corporate assets during fiscal 2018.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. The payouts for the TSR and ROIC shares to be issued in fiscal 2018 (on the 2016 awards) are estimated to be 12.5% and 70%, respectively.  See Note 18, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2017 and 2016 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales
DSD Segment	$3,318,563	$3,284,177	84.6	83.6	$34,386	1.0
Warehouse Segment	602,170	642,708	15.4	16.4	(40,538)	(6.3)
Total	$3,920,733	$3,926,885	100.0	100.0	$(6,152)	(0.2)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$1,577,824	$1,569,861	47.5	47.8	$7,963	0.5
Warehouse Segment (1)	431,239	456,506	71.6	71.0	(25,267)	(5.5)
Total	$2,009,063	$2,026,367	51.2	51.6	$(17,304)	(0.9)
Selling, distribution and administrative expenses
DSD Segment (1)	$1,313,291	$1,308,935	39.6	39.9	$4,356	0.3
Warehouse Segment (1)	104,304	107,599	17.3	16.7	(3,295)	(3.1)
Corporate (2)	86,272	47,702	—	—	38,570	80.9
Total	$1,503,867	$1,464,236	38.4	37.3	$39,631	2.7
Gain on divestiture
Warehouse Segment (1)	$28,875	$—	4.8	—	$28,875	NM
Total	$28,875	$—	0.7	—	$28,875	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$18,268	$—	0.6	—	$18,268	NM
Total	$18,268	$—	0.5	—	$18,268	NM
Pension plan settlement loss
Corporate (2)	$4,649	$6,646	—	—	$(1,997)	NM
Total	$4,649	$6,646	0.1	0.2	$(1,997)	NM
Restructuring and related impairment charges
DSD Segment (1)	$80,026	$—	2.4	—	$80,026	NM
Warehouse Segment (1)	20,122	—	3.3	—	20,122	NM
Corporate (2)	3,982	—	—	—	3,982	NM
Total	$104,130	$—	2.7	—	$104,130	NM
Impairment of assets
DSD Segment (1)	$—	$24,877	0.0	0.8	$(24,877)	NM
Total	$—	$24,877	0.0	0.6	$(24,877)	NM
Depreciation and amortization
DSD Segment (1)	$126,485	$120,009	3.8	3.7	$6,476	5.4
Warehouse Segment (1)	20,642	20,138	3.4	3.1	504	2.5
Corporate (2)	(408)	722	—	—	(1,130)	NM
Total	$146,719	$140,869	3.7	3.6	$5,850	4.2
Income from operations
DSD Segment (1)	$202,669	$260,495	6.1	7.9	$(57,826)	(22.2)
Warehouse Segment (1)	54,738	58,465	9.1	9.1	(3,727)	(6.4)
Corporate (2)	(94,495)	(55,070)	—	—	(39,425)	(71.6)
Total	$162,912	$263,890	4.2	6.7	$(100,978)	(38.3)
Interest expense, net	$13,619	$14,353	0.3	0.4	$(734)	(5.1)
Income tax expense (benefit)	$(827)	$85,761	(0.0)	2.2	$(86,588)	(101.0)
Net income	$150,120	$163,776	3.8	4.2	$(13,656)	(8.3)
Comprehensive income	$148,844	$177,293	3.8	4.5	$(28,449)	(16.0)
1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Percentages may not add due to rounding.

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2016 and 2015 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales
DSD Segment	$3,284,177	$3,179,348	83.6	84.1	$104,829	3.3
Warehouse Segment	642,708	599,157	16.4	15.9	43,551	7.3
Total	$3,926,885	$3,778,505	100.0	100.0	$148,380	3.9
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$1,569,861	$1,532,738	47.8	48.2	$37,123	2.4
Warehouse Segment (1)	456,506	430,415	71.0	71.8	26,091	6.1
Total	$2,026,367	$1,963,153	51.6	52.0	$63,214	3.2
Selling, distribution and administrative expenses
DSD Segment (1)	$1,308,935	$1,224,677	39.9	38.5	$84,258	6.9
Warehouse Segment (1)	107,599	96,742	16.7	16.1	10,857	11.2
Corporate (2)	47,702	60,108	—	—	(12,406)	(20.6)
Total	$1,464,236	$1,381,527	37.3	36.6	$82,709	6.0
Pension plan settlement loss
Corporate (2)	$6,646	$—	—	—	$6,646	NM
Total	$6,646	$—	0.2	—	$6,646	NM
Impairment of assets
DSD Segment (1)	$24,877	$3,771	0.8	0.1	$21,106	NM
Total	$24,877	$3,771	0.6	0.1	$21,106	NM
Depreciation and amortization
DSD Segment (1)	$120,009	$115,801	3.7	3.6	$4,208	3.6
Warehouse Segment (1)	20,138	16,734	3.1	2.8	3,404	20.3
Corporate (2)	722	(360)	—	—	1,082	NM
Total	$140,869	$132,175	3.6	3.5	$8,694	6.6
Income from operations
DSD Segment (1)	$260,495	$302,361	7.9	9.5	$(41,866)	(13.8)
Warehouse Segment (1)	58,465	55,266	9.1	9.2	3,199	5.8
Corporate (2)	(55,070)	(59,748)	—	—	4,678	7.8
Total	$263,890	$297,879	6.7	7.9	$(33,989)	(11.4)
Interest expense, net	$14,353	$4,848	0.4	0.1	$9,505	196.1
Income tax expense	$85,761	$103,840	2.2	2.7	$(18,079)	(17.4)
Net income	$163,776	$189,191	4.2	5.0	$(25,415)	(13.4)
Comprehensive income	$177,293	$190,411	4.5	5.0	$(13,118)	(6.9)
1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Percentages may not add due to rounding.

Consolidated and Segment Results - Fiscal 2017 compared to Fiscal 2016

Sales

Consolidated

	Fiscal 2017		Fiscal 2016
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,299,931	58.7	$2,283,526	58.2	0.7
Store branded retail	582,454	14.9	582,280	14.8	—
Non-retail and other	1,038,348	26.4	1,061,079	27.0	(2.1)
Total	$3,920,733	100.0	$3,926,885	100.0	(0.2)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.6
Volume	(0.2)
Divestiture	(0.6)
Total percentage change in sales	(0.2)

The divestiture of the mix manufacturing business combined with softness in the fresh bakery category and a competitive marketplace resulted in the overall sales decline, mostly offset by significant sales growth for our DKB branded organic products.  Sales of DKB branded products grew due to volume and price increases as well as the introduction of DKB branded breakfast items in the second quarter of fiscal 2017.  Branded retail sales increased mainly due to significant growth in branded organic products, partially offset by volume declines in other branded retail products, most significantly branded cake, branded buns and rolls, and branded soft variety bread.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, decreased largely due to the impact of the mix manufacturing business divestiture as well as decreased sales for contract manufacturing and bakery outlet stores, partially offset by increases in vending sales.

DSD Segment

	Fiscal 2017		Fiscal 2016
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,149,966	64.8	$2,114,142	64.4	1.7
Store branded retail	470,941	14.2	464,456	14.1	1.4
Non-retail and other	697,656	21.0	705,579	21.5	(1.1)
Total	$3,318,563	100.0	$3,284,177	100.0	1.0

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	1.3
Volume	(0.3)
Total percentage change in sales	1.0

Branded retail sales increased due to significant sales growth of the DKB brand since its national rollout in our DSD markets at the beginning of the second quarter of fiscal 2016 and, to a lesser extent, the introduction of DKB branded breakfast items in the second half of fiscal 2017.  Declines in other branded items, most notably buns and rolls, soft variety bread and cake, partially offset the increase in branded retail sales.  Increased sales of store branded buns and rolls mostly resulted in the increase in store branded retail sales.  Lower foodservice and bakery outlet store sales primarily resulted in the decrease in non-retail and other sales.

Warehouse Segment

	Fiscal 2017		Fiscal 2016
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$149,965	24.9	$169,384	26.4	(11.5)
Store branded retail	111,513	18.5	117,824	18.3	(5.4)
Non-retail and other	340,692	56.6	355,500	55.3	(4.2)
Total	$602,170	100.0	$642,708	100.0	(6.3)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(3.3)
Volume	—
Divestiture	(3.0)
Total percentage change in sales	(6.3)

The impact of our mix manufacturing business divestiture, sales declines for warehouse-delivered branded organic breads, and lower snack cake sales resulted in the sales decrease.  The sales related to the mix manufacturing business were included in the non-retail and other category.  The significant decline in branded retail sales was mostly due to volume declines for warehouse-delivered branded organic bread and, to a lesser extent, branded cake.  The Warehouse Segment’s Mesa, Arizona plant significantly increased production of DKB organic breads for the DSD Segment during the second quarter of fiscal 2016 and this trend has continued.  These intercompany sales are not included in the Warehouse Segment’s sales above.  Volume declines mostly resulted in the decrease in branded retail cake.  Store branded retail sales decreased mainly due to volume decreases in store branded cake.  The decrease in non-retail and other sales was largely due to the mix manufacturing business divestiture and to a much lesser extent lost contract manufacturing business, partially offset by volume gains in foodservice and vending sales.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Ingredients	24.4	24.5	(0.1)
Workforce-related costs	14.6	14.5	0.1
Packaging	4.3	4.4	(0.1)
Utilities	1.4	1.5	(0.1)
Other	6.5	6.7	(0.2)
Total	51.2	51.6	(0.4)

Overall, costs were lower as percent of sales mainly due to a reduction in outside purchases of products and improvements in manufacturing efficiency.  As of the beginning of fiscal 2017, we had completed the transition from purchasing certain DKB bread products from co-manufacturers to producing these items ourselves due to the added production capacity provided by our Tuscaloosa, Alabama and Mesa, Arizona plants.  Also, in the prior year, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa plant to an all-organic plant.  This decrease in outside product purchases is reflected in the other line item in the table above.

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings. We currently anticipate a significant increase in ingredient costs in fiscal 2018 relative to fiscal 2017 primarily resulting from a rise in flour prices.

DSD Segment

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Ingredients	21.7	21.7	—
Workforce-related costs	12.7	12.6	0.1
Packaging	3.0	3.1	(0.1)
Utilities	1.3	1.4	(0.1)
Other	8.8	9.0	(0.2)
Total	47.5	47.8	(0.3)

During the prior fiscal year, a portion of the DKB products were produced by co-manufacturers due to capacity constraints, but in the current fiscal year, most of these products were produced in two plants in the DSD Segment and the Mesa, Arizona plant in the Warehouse Segment.  The other line item reflects this decrease in outside purchases of product, somewhat offset by increased intercompany purchases of product from the Warehouse Segment.  Additionally, in the prior year, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa, Alabama plant to an all-organic plant.

Warehouse Segment

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Ingredients	39.7	39.0	0.7
Workforce-related costs	25.2	23.9	1.3
Packaging	11.7	11.0	0.7
Utilities	1.7	1.7	—
Other	(6.7)	(4.6)	(2.1)
Total	71.6	71.0	0.6

Ingredient costs were higher as a percent of sales due to increased intercompany sales of organic products to the DSD Segment (ingredient costs with no associated sales) combined with decreased outside purchases of product (sales with no associated ingredient costs), partially offset by the impact of the mix manufacturing business divestiture.  Workforce-related and packaging costs were also higher as a percent of sales due to increased intercompany sales of product to the DSD Segment (costs with no associated sales) and significant sales declines.  The other line item in the table above mostly reflects the increase in intercompany sales of product to the DSD Segment, largely the DKB organic products, and the decrease in outside purchases of product.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Workforce-related costs	17.4	17.7	(0.3)
Distributor distribution fees	13.5	12.7	0.8
Other	7.5	6.9	0.6
Total	38.4	37.3	1.1

The increase in distributor distribution fees as a percent of sales mostly resulted from converting territories from company-operated to independent distributors, and the national rollout of the DKB brand in our DSD markets at the beginning of the second quarter of fiscal 2016.  The DKB products were sold primarily by warehouse delivery prior to the national rollout.  Workforce-related costs were lower due to transitioning to independent distributors, somewhat offset by higher employee incentive costs.  As discussed in the “Matters Affecting Comparability” section above, consulting costs associated with Project Centennial were $31.0 million higher in the current year as compared to the prior year and are reflected in the other line item in the table above.  Cost savings programs that we have implemented and the benefit recognized related to the early lease terminations, as discussed in the DSD Segment below, partially offset the overall increase in selling, distribution and administrative expenses.

DSD Segment

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Workforce-related costs	17.3	17.8	(0.5)
Distributor distribution fees	15.9	15.1	0.8
Other	6.4	7.0	(0.6)
Total	39.6	39.9	(0.3)

In the current year, distributor distribution fees were higher as a percentage of sales due to a larger portion of our sales being sold through independent distributors as we converted territories from company-owned to independent distributors.  Additionally, the national rollout of the DKB brand in our DSD markets at the beginning of the second quarter of fiscal 2016 contributed to the increase year over year.  The DKB products were sold mostly by warehouse delivery prior to the national rollout.  The transition to independent distributors resulted in decreased workforce-related costs, somewhat offset by higher employee incentive costs.  The decrease in the other line item as a percentage of sales in the table above resulted from the implementation of cost savings programs and the immediate recognition of deferred credits, net of lease termination costs, associated with the early termination of certain leases.  Additionally, legal costs and related settlements were lower in the current year as compared to the prior year; see Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Warehouse Segment

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Workforce-related costs	8.0	7.9	0.1
Freezer storage/rent	2.2	2.0	0.2
Distribution costs (includes freight and shipping and hauling)	1.9	2.1	(0.2)
Other	5.2	4.7	0.5
Total	17.3	16.7	0.6

Selling, distribution and administrative expenses increased as a percent of sales primarily from significantly lower sales which spread the costs over a smaller sales base and higher bad debt expense in the current year.  Lower distribution costs due to the divestiture of the mix manufacturing business, and decreased marketing costs partially offset the overall increase.

Gain on Divestiture, MEPP Costs, Pension Plan Settlement Loss, Restructuring and Related Impairment Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation expense increased primarily due to the accelerated depreciation of certain leasehold improvements in conjunction with the early lease terminations as well as the retirement of certain right to use assets, all in the DSD Segment.  Amortization expense was higher due to commencing amortization of certain trademarks of the DSD Segment in the current fiscal year which had previously been deemed indefinite-lived intangible assets.

The Warehouse Segment’s depreciation and amortization expense increase in dollars and as a percent of sales was mostly due to higher depreciation expenses on lower sales.

Income from Operations

Operating income (loss)	Favorable (Unfavorable) Percentage	Change as a % of Sales
DSD Segment	(22.2)	(1.8)
Warehouse Segment	(6.4)	—
Unallocated corporate	(71.6)	NA
Consolidated	(38.3)	(2.5)

NA	Not applicable as the corporate segment has no revenues.

The significant decrease in the DSD Segment’s operating income as a percent of sales was primarily driven by $80.0 million of restructuring and related impairment charges and $18.3 million of MEPP costs, partially offset by sales growth from positive pricing/mix, a reduction in outside purchases of product and legal costs and settlements, and the prior year asset impairment charge of $24.9 million.  The Warehouse Segment’s operating income as a percent of sales was relatively unchanged year over year; the gain on divestiture of the mix manufacturing business of $28.9 million in the current fiscal year was offset by $20.1 million of restructuring and related impairment charges and sales declines in the current year.  The unfavorable change in unallocated corporate expenses was primarily due to consulting costs associated with Project Centennial increasing $31.0 million compared to the prior year, restructuring charges incurred in the current year of $4.0 million and higher employee incentive and legal costs in the current year, partially offset by a $2.0 million decrease in pension plan settlement losses in the current year.

Net Interest Expense

Net interest expense was relatively unchanged compared to the same period in the prior year.  Higher average interest rates on debt outstanding due to converting certain variable rate debt to longer-term, fixed rate debt with the issuance of the 2026 notes in the third quarter of fiscal 2016 were mostly offset by lower average amounts outstanding under the company’s debt arrangements in the current fiscal year compared to the prior year and the $1.9 million loss on early extinguishment recorded in the prior year.

Income Tax Expense (Benefit)

The effective tax rate for fiscal 2017 and fiscal 2016 was -0.6% and 34.4%, respectively.  The effective tax rate for fiscal 2017 includes an estimated tax benefit of $48.2 million due to the Act, which was enacted on December 22, 2017.  The revaluation of the company’s net deferred tax liability from 35% to the newly enacted U.S. corporate income tax rate of 21% primarily resulted in the decrease in the effective rate.  Other favorable discrete items, including a net windfall on stock compensation of $1.0 million, also contributed to the lower rate.  Other than tax reform, the most significant differences in the effective rate and the statutory rate were the benefit from Section 199 qualifying domestic production activities deduction and state income tax expense.

The company recognized a provisional reduction to current tax expense of approximately $8.3 million attributable to pension contributions and bonus depreciation on certain assets placed into service during 2017. A provisional income tax expense of $0.7 million for the corresponding impact on the 2017 domestic manufacturing deduction was also recognized. These provisional adjustments resulted in a decrease in income taxes payable of $7.6 million. The income tax effects for these positions require further analysis, and the ultimate impact may differ from these provisional amounts due to this analysis, changes to estimates, additional regulatory guidance that may be issued by federal or state jurisdictions, changes in interpretations and assumptions the company has made, and actions the company may take because of tax reform. This analysis is expected to be completed in the second half of 2018.

During the first quarter of fiscal 2018, we anticipate a tax shortfall ranging from $2.1 million to $2.3 million to be recognized in income tax expense in the Consolidated Financial Statements upon the vesting of our performance-based share-based payment awards.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from the decline in net income and net changes in the fair value of derivatives of $14.6 million.

Consolidated and Segment Results - Fiscal 2016 compared to Fiscal 2015

Sales

Consolidated

	Fiscal 2016		Fiscal 2015
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,283,526	58.2	$2,151,514	56.9	6.1
Store branded retail	582,280	14.8	571,827	15.1	1.8
Non-retail and other	1,061,079	27.0	1,055,164	28.0	0.6
Total	$3,926,885	100.0	$3,778,505	100.0	3.9

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.3)
Volume	0.2
Acquisitions (until cycled the acquisition date)	4.0
Total percentage change in sales	3.9

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

DSD Segment

	Fiscal 2016		Fiscal 2015
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,114,142	64.4	$2,011,433	63.3	5.1
Store branded retail	464,456	14.1	457,467	14.4	1.5
Non-retail and other	705,579	21.5	710,448	22.3	(0.7)
Total	$3,284,177	100.0	$3,179,348	100.0	3.3

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.7
Volume	(1.0)
Acquisition (until cycled the acquisition date)	3.6
Total percentage change in sales	3.3

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

Warehouse Segment

	Fiscal 2016		Fiscal 2015
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$169,384	26.4	$140,081	23.4	20.9
Store branded retail	117,824	18.3	114,360	19.1	3.0
Non-retail and other	355,500	55.3	344,716	57.5	3.1
Total	$642,708	100.0	$599,157	100.0	7.3

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(2.5)
Volume	3.9
Acquisition (until cycled the acquisition date)	5.9
Total percentage change in sales	7.3

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

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Change as a % of sales
Ingredients	24.5	25.3	(0.8)
Workforce-related costs	14.5	14.1	0.4
Packaging	4.4	4.7	(0.3)
Utilities	1.5	1.6	(0.1)
Other	6.7	6.3	0.4
Total	51.6	52.0	(0.4)

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

DSD Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Change as a % of sales
Ingredients	21.7	22.7	(1.0)
Workforce-related costs	12.6	12.3	0.3
Packaging	3.1	3.3	(0.2)
Utilities	1.4	1.5	(0.1)
Other	9.0	8.4	0.6
Total	47.8	48.2	(0.4)

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

Warehouse Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Change as a % of sales
Ingredients	39.0	38.8	0.2
Workforce-related costs	23.9	23.7	0.2
Packaging	11.0	11.6	(0.6)
Utilities	1.7	1.8	(0.1)
Other	(4.6)	(4.1)	(0.5)
Total	71.0	71.8	(0.8)

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Change as a % of sales
Workforce-related costs	17.7	17.1	0.6
Distributor distribution fees	12.7	13.4	(0.7)
Other	6.9	6.1	0.8
Total	37.3	36.6	0.7

Workforce-related costs increased as a percent of sales primarily due to a smaller portion of sales being sold via independent distributors in fiscal 2016 as compared to fiscal 2015, partially offset by lower employee incentive costs.  The distributor distribution fees decrease correlates to the increase in workforce-related costs.  Significantly higher legal and consulting costs as well as increased marketing for the DKB and Alpine brands caused the increase in the other line item component, partially offset by acquisition-related costs of $6.2 million incurred in fiscal 2015.  Legal costs increased primarily due to the ongoing and additional distributor lawsuits, and two legal settlements totaling $10.25 million recorded in the fiscal 2016.  See Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.  As discussed in the “Matters Affecting Comparability” section above, consulting costs associated with Project Centennial were $6.3 million in fiscal 2016.

DSD Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Change as a % of sales
Workforce-related costs	17.8	17.1	0.7
Distributor distribution fees	15.1	15.9	(0.8)
Other	7.0	5.5	1.5
Total	39.9	38.5	1.4

The increase in workforce-related costs as a percentage of sales was due to a smaller portion of sales being sold via independent distributors in fiscal 2016 as compared to fiscal 2015 resulting in the decrease in distributor distribution fees as a percent of sales.  The increase in workforce-related costs was somewhat offset by lower employee incentive costs.  The increase in the other line item as a percentage of sales was primarily a result of significantly higher legal costs related to the distributor lawsuits and $10.25 million of legal settlements discussed above, and increased corporate overhead charges to the DSD Segment.

Warehouse Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Change as a % of sales
Workforce-related costs	7.9	7.9	—
Freezer storage/rent	2.0	2.1	(0.1)
Distribution costs (includes freight and shipping and hauling)	2.1	2.1	—
Other	4.7	4.0	0.7
Total	16.7	16.1	0.6

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

Impairment of Assets

We recorded impairment of assets of $24.9 million and $3.8 million during fiscal years 2016 and 2015, respectively, related to assets in the DSD Segment.  Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional details.

Depreciation and Amortization Expense

On a consolidated basis, depreciation and amortization expense increased in dollars and as a percent of sales due primarily to amortizing the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.

The DSD Segment’s depreciation and amortization expense increased in dollars primarily due to the amortization of the acquired DKB intangible assets, partially offset by lower depreciation expense.

The Warehouse Segment’s depreciation and amortization expense increase in dollars and as a percent of sales was mostly due to amortization of the acquired Alpine intangible assets.

Income from Operations

Operating income (loss)	Favorable (Unfavorable) Percentage	Change as a % of Sales
DSD Segment	(13.8)	(1.6)
Warehouse Segment	5.8	(0.1)
Unallocated corporate	7.8	NA
Consolidated	(11.4)	(1.2)

NA	Not applicable as the corporate segment has no revenues.

The unfavorable decrease in the DSD Segment’s income from operations was largely attributable to the higher asset impairment charges, increased legal costs and related settlements, and higher corporate overhead charges in fiscal 2016 as compared to fiscal 2015. The Warehouse Segment’s operating income was relatively consistent with the prior year as a percent of sales. The favorable change in unallocated corporate expenses was mostly due to increased overhead charges to the segments in fiscal 2016 and $6.2 million of acquisition-related costs incurred in fiscal 2015, partially offset by pension plan settlement losses of $6.6 million and Project Centennial consulting costs both incurred in fiscal 2016.  In fiscal 2015, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths and we do not anticipate significant risks to these cash flows in the foreseeable future.  Additionally, we strive to maintain a conservative financial position aiming to achieve this through prudent debt reduction and share repurchase programs.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategies under Project Centennial;
•	paying dividends to our shareholders;
•	maintaining a conservative financial position;
•	making strategic acquisitions;

•	repurchasing shares of our common stock; and
•	making discretionary contributions to our qualified pension plans.

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew the lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 14, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Key items impacting our liquidity, capital resources and financial position in fiscal 2017 and 2016:

Fiscal 2017:

•	We generated $297.4 million of net cash from operating activities.
•	Divested the non-core mix manufacturing business and received proceeds of $41.2 million.
•	We incurred Project Centennial implementation costs, including restructuring cash charges of $34.5 million and non-restructuring consulting costs of $37.3 million.
•	We reduced our total debt outstanding $124.0 million.
•	We invested in our plants through capital expenditures of $75.2 million (DSD Segment of $64.3 million and Warehouse Segment of $6.9 million).
•	We paid dividends to our shareholders of $141.0 million.
•	We continued our pension de-risking strategy by offering pension plan participants who have not yet started receiving their payments, the option to receive their benefits as a single lump sum payment.

Fiscal 2016:

•	We generated $356.6 million of net cash from operating activities.
•	We issued $400.0 million of the 2026 notes that mature on October 1, 2026.
•	We repaid the 2016 and 2013 term loans prior to maturity with proceeds from the 2026 notes.
•	We reduced our total debt outstanding $55.6 million.
•	We repurchased 6.9 million shares of our common stock for $126.3 million (including shares repurchased under the ASR).
•	We invested in our plants through capital expenditures of $101.7 million (DSD Segment of $61.7 million and Warehouse Segment of $16.8 million).
•	We paid dividends to our shareholders of $131.1 million.
•	We continued our pension de-risking strategy by offering pension plan participants who have not yet started receiving their payments, the option to receive their benefits as a single lump sum payment.

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $5.1 million at December 30, 2017, $6.4 million at December 31, 2016 and $14.4 million at January 2, 2016. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash flows provided by operating activities	$297,389	$356,562	$335,674
Cash disbursed for investing activities	(35,395)	(76,714)	(469,815)
Cash provided by (disbursed for) financing activities	(263,275)	(287,816)	140,996
Total change in cash	$(1,281)	$(7,968)	$6,855

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Depreciation and amortization	$146,719	$140,869	$132,175
Gain on divestiture	(28,875)	—	—
Restructuring and related impairment charges	69,601	—	—
Stock-based compensation	16,093	18,761	15,692
Impairment of assets	—	24,877	3,771
Deferred income taxes	(61,306)	(14,457)	18,293
Pension and postretirement plans (benefit) expense (including settlement losses)	(897)	2,238	(5,878)
Other non-cash	1,776	9,890	17,431
Net non-cash adjustment to net income	$143,111	$182,178	$181,484

•

The changes in depreciation and amortization were primarily due to accelerated depreciation of certain leasehold improvements and right to use assets, and amortization of certain trademarks that had previously been indefinite-lived intangible assets.

•

Refer to the Restructuring and related impairment charges associated with Project Centennial and the Impairment of assets discussions in the “Matters Affecting Comparability” section above regarding these items.

•

For fiscal 2017, deferred income taxes changed due to revaluing the net deferred tax liability due to tax reform and changes in temporary differences year over year.  For fiscal 2016 and fiscal 2015, the changes resulted from changes in temporary differences year over year.

•

Changes in pension and postretirement plan (benefit) expense were primarily due to settlement losses of $4.6 million and $6.6 million in fiscal 2017 and 2016, respectively.  There were no settlement losses recorded in fiscal 2015.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net cash for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Changes in accounts receivable, net	$(11,762)	$(7,888)	$(16,873)
Changes in inventories, net	(7,801)	(1,526)	(9,717)
Changes in hedging activities, net	(15,727)	13,592	(12,818)
Changes in other assets	(12,557)	(3,441)	(4,660)
Changes in accounts payable	10,840	(519)	14,563
Changes in other accrued liabilities	42,770	11,390	4,504
Qualified pension plan contributions	(1,605)	(1,000)	(10,000)
Net changes in working capital and pension contributions	$4,158	$10,608	$(35,001)

•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program. The change in other assets for fiscal 2017 was primarily due to changes in income tax receivables.

•

During fiscal 2017, we made a voluntary contribution to our defined benefit pension plans of $1.6 million and in January of fiscal 2018 we made a $10.0 million contribution to these plans. We also expect to pay $0.3 million in nonqualified pension benefits from corporate assets in the remainder of fiscal 2018.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

•

Changes in employee compensation accruals (including restructuring-related employee termination benefits), accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  In fiscal 2017, we paid $9.0 million of restructuring-related cash charges and in fiscal 2018, $25.5 million of restructuring-related cash charges has been or will be paid.  Additionally, we anticipate making payments of approximately $29.4 million, including our share of employment taxes, in performance-based cash awards under our bonus plan in the first quarter of fiscal 2018.  During fiscal 2017 and 2016, the company paid $17.3 million and $25.6 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.  An additional $0.4 million was paid during fiscal 2017 and 2016, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Purchase of property, plant, and equipment	$(75,232)	$(101,727)	$(90,773)
Repurchase of independent distributor territories	(6,460)	(8,871)	(14,338)
Principal payments from notes receivable	24,875	22,272	23,023
Cash issued for notes receivable	(25,566)	(8,577)	(7,962)
Acquisition of businesses, net of cash acquired	—	—	(390,221)
Proceeds from divestiture	41,230	—	—
Proceeds from sale of property, plant and equipment	3,935	17,667	14,324
Acquisition of intangible assets	—	—	(5,000)
Other	1,823	2,522	1,132
Net cash disbursed for investing activities	$(35,395)	$(76,714)	$(469,815)

•	Capital expenditures by segment were as follows:

Segment	Fiscal 2017	Fiscal 2016	Fiscal 2015
DSD Segment	$64,317	$61,669	$72,148
Warehouse Segment	$6,933	$16,792	$9,596

The company currently estimates capital expenditures of approximately $95.0 million to $105.0 million on a consolidated basis during fiscal 2018.

•	We received proceeds, net of a working capital adjustment, of $41.2 million from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.
•

Cash payments for the DKB acquisition of $282.1 million in the third quarter of fiscal 2015 and for the Alpine acquisition of $109.3 million in the fourth quarter of fiscal 2015 were funded from cash on hand and drawdowns from our existing credit facilities.  Additionally, we acquired the Roman Meal trademark for $5.0 million in the first quarter of fiscal 2015.

•

Proceeds from the sale of property, plant and equipment in fiscal 2016 and 2015 were primarily related to the sale of certain idle plants, depots and equipment acquired in the Acquired Hostess Bread Assets acquisition as well as other closed plants.

Cash Flows Provided by (Disbursed for) Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for fiscal 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Dividends paid, including dividends on share-based payment awards	$(140,982)	$(131,073)	$(120,442)
Exercise of stock options	19,313	27,631	19,617
Payments for financing fees	(729)	(4,380)	(646)
Stock repurchases, including accelerated stock repurchases	(2,671)	(126,300)	(6,858)
Change in bank overdrafts	(14,206)	1,914	2,325
Net debt and capital lease obligation changes	(124,000)	(55,608)	247,000
Net cash provided by (disbursed for) financing activities	$(263,275)	$(287,816)	$140,996

•

Our dividend payout rate increased 7.2% from fiscal 2016 to fiscal 2017 and 10.1% from fiscal 2015 to fiscal 2016.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional cash needs to meet these expected dividend payouts.

•

As of December 30, 2017, there were nonqualified stock option grants of 0.1 million shares that were exercisable. These have a remaining contractual life of approximately 0.11 years and a weighted average exercise price of $10.87 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and such exercises may provide an increase to the cash provided by financing activities.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time.  In fiscal 2016, we repurchased 6.9 million shares of our common stock, of which 6.5 million were repurchased under the ASR program.  See Note 17, Stockholders’ Equity, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

•	Net debt obligations increased in fiscal 2015 primarily due to funding the DKB and Alpine acquisitions, net of repayments we made during the year.

Capital Structure

Long-term debt and capital lease obligations were as follows at December 30, 2017 and December 31, 2016. For a detailed description of our debt and capital lease obligations and information regarding our credit ratings, distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 14, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 30, 2017	Maturity	December 30, 2017	December 31, 2016	Variable Rate
			(Amounts in thousands)
2026 senior notes	3.50%	2026	$394,978	$394,406	Fixed Rate
2022 senior notes	4.38%	2022	397,941	397,458	Fixed Rate
Unsecured credit facility	4.60%	2022	—	24,000	Variable Rate
Accounts receivable securitization	2.41%	2019	—	95,000	Variable Rate
Capital lease obligations	3.50%	2025	27,150	30,427
Other notes payable	2.10%	2020	12,167	16,866
			832,236	958,157
Current maturities of long-term debt and capital lease obligations			12,095	11,490
Long-term debt and capital lease obligations			$820,141	$946,667

The facility and credit facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during fiscal 2017:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	December 30, 2017	Fiscal 2017	Fiscal 2017
	(Amounts in thousands)
Facility	$179,300	$95,000	$—
Credit facility (1)	491,302	$47,500	$—
	$670,602

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K.  During fiscal 2017, the company borrowed $447.9 million in revolving borrowings under the credit facility and repaid $471.9 million in revolving borrowings. The amount available under the credit facility is reduced by $8.7 million for letters of credit.

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

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 30, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under our debt agreements.

Special Purpose Entities.  At December 30, 2017 and December 31, 2016, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Aggregate Maturities of Debt.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of December 30, 2017, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2018	$12,095
2019	10,623
2020	5,344
2021	3,598
2022	402,101
2023 and thereafter	405,889
Total	$839,650

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 30, 2017 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2018	2019-2020	2021-2022	2023 and Beyond
Contractual Obligations:
Long-term debt	$812,500	$5,000	$7,500	$400,000	$400,000
Interest payments(1)	197,750	31,500	63,000	54,250	49,000
Capital leases	27,150	7,095	8,466	5,700	5,889
Interest on capital leases	2,115	612	802	476	225
Non-cancelable operating lease obligations(2)	491,128	61,630	107,636	81,101	240,761
Pension and postretirement contributions and payments(3)	16,991	10,680	1,443	1,391	3,477
Deferred compensation plan obligations(4)	15,732	1,238	1,052	532	12,910
Purchase obligations(5)	364,612	364,612	—	—	—
Total contractual cash obligations	$1,927,978	$482,367	$189,899	$543,450	$712,262

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$16,707	$16,707	$—	$—	$—
Truck lease guarantees	6,562	90	3,732	2,357	383
Total commitments	$23,269	$16,797	$3,732	$2,357	$383

(1)

There were no amounts outstanding under our credit facility at December 30, 2017, however, if there had been amounts outstanding, they would not be included since payments into and out of the credit facility change daily.  The facility interest rate is based on the actual rate at December 30, 2017. Interest on the senior notes and other notes payable is based on the stated rate and excludes the amortization of debt discount and debt issuance costs.

(2)

Does not include lease payments expected to be incurred in fiscal 2018 related to distributor vehicles and other short-term operating leases. These are not recorded on the Consolidated Balance Sheet but will be recorded as lease payments obligations are incurred in the Consolidated Statements of Income.

(3)

Includes the expected benefit payments for postretirement plans from fiscal 2018 through fiscal 2027. These future postretirement plan payments are not recorded on the Consolidated Balance Sheet but will be recorded as these payments are incurred in the Consolidated Statements of Income.  The company contributed $10.0 million to our qualified pension plans in January of fiscal 2018.

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
(6)

These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 30, 2017 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheet, but $8.7 million of this total reduces the availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $1.0 million related to uncertain tax positions as of December 30, 2017. Details regarding this liability are presented in Note 22, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.   These potential commitments are excluded from the table above because they cannot be known at this time.

Total stockholders’ equity was as follows at December 30, 2017 and December 31, 2016:

	Balance at
	December 30, 2017	December 31, 2016
	(Amounts in thousands)
Total stockholders' equity	$1,250,677	$1,210,080

Stock Repurchase Plan.    The Board has approved a plan that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. At the close of the company’s fourth quarter on December 30, 2017, 6.6 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.  During fiscal 2017, 0.1 million shares, at a cost of $2.7 million, of the company’s common stock were repurchased under the plan and during fiscal 2016, 6.9 million shares at a cost of $126.3 million were repurchased under the plan, including 6.5 million of share repurchases under an ASR agreement with Deutsche Bank AG. From the inception of the plan through December 30, 2017, 67.9 million shares, at a cost of $633.1 million, have been repurchased.  There were no repurchases of the company’s common stock during the fourth quarter of fiscal 2017.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 30, 2017, the company’s hedge portfolio contained commodity derivatives with a fair value of $(10.6) million. Of this fair value, $(10.6) million is based on quoted market prices.  Approximately $(10.0) million relates to instruments that will be utilized in fiscal 2018.  The remaining $(0.6) million will be primarily utilized in fiscal 2019.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 30, 2017, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $14.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 30, 2017.

The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I — Election of Directors”, “Directors and Corporate Governance”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our President and CEO certified to the NYSE on June 23, 2017 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2017 and Fiscal 2016 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 30, 2017 and December 31, 2016.

Consolidated Statements of Income for Fiscal 2017, Fiscal 2016, and Fiscal 2015.

Consolidated Statements of Comprehensive Income for Fiscal 2017, Fiscal 2016, and Fiscal 2015.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2017, Fiscal 2016, and Fiscal 2015.

Consolidated Statements of Cash Flows for Fiscal 2017, Fiscal 2016, and Fiscal 2015.

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

Acquisition Agreement, dated as of May 31, 2012, by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equityholders named therein (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K, dated June 1, 2012, File No. 1-16247).

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

Stock Purchase Agreement, dated as of August 12, 2015, by and among AVB, Inc., Goode Seed Holdings, LLC, Goode Seed Co-Invest, LLC, Glenn Dahl, trustee of the Glenn Dahl Family Trust, U/A/D November 28, 2012, David J. Dahl, trustee of the David Dahl Family Trust, U/A/D May 1, 2012, Shobi L. Dahl, trustee of the Shobi Dahl Family Trust, U/A/D, December 16, 2011, Flowers Bakeries, LLC, Flowers Foods, Inc., and Goode Seed Holdings, LLC, as shareholders’ representative (Incorporated by reference to Exhibit 2.6 to Flowers Foods' Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).

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

Indenture, dated as of April 3, 2012, by and between Flowers Foods, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.3	—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).
4.4	—	Form of 4.375% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).
4.5	—

Flowers Foods, Inc. 401(k) Retirement Savings Plan, as amended through December 17, 2013 (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Registration Statement on Form S-8, dated May 21, 2014, File No. 333-196125).

4.6	—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.7	—	Form of 3.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
10.1	—

Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, Branch Banking and Trust Company, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 26, 2011, File No. 1-16247).

10.2	—

First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2012, File No. 1-16247).

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

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.5 to Flowers Foods' Quarterly Report on Form 10-Q, dated May 28, 2015, File No. 1-16247).

10.6	—

Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods' Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

10.7	—

Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 29, 2017, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.1 to Flowers Foods' Current Report on Form 8-K, dated November 30, 2017, File No. 1-16247).

10.8	—

Credit Agreement, dated as of April 5, 2013, by and among Flowers Foods, Inc., the Lenders party thereto from time to time, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated April 10, 2013, File No. 1-16247).

10.9	—

First Amendment to Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

10.10	—

Second Amendment to Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.2 to Flowers Foods' Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

10.11	—

Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as facility agent and as a committed lender, certain financial institutions party thereto from time to time, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as administrative agent  (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated July 22, 2013, File No. 1-16247).

10.12	—

First Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 7, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as facility agent and as a committed lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as administrative agent  (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated August 12, 2014, File No. 1-16247).

10.13	—

Second Amendment to Receivables Loan, Security and Servicing Agreement, dated as of December 17, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as facility agent and as a committed lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank”, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.9 to Flowers Foods’ Annual Report on Form 10-K, dated February 25, 2015, File No. 1-16247).

10.14	—

Third Amendment and Waiver to Receivables Loan, Security and Servicing Agreement, dated as of August 20, 2015, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank”, New York Branch, as facility agent and as a committed lender, PNC Bank, National Association, as facility agent and as a committed lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.11 to Flowers Foods' Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).

Exhibit			Name of Exhibit
No
10.15		—

Fourth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 30, 2016, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., as facility agent and as a committed lender, PNC Bank, National Association, as facility agent and as a committed lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods' Current Report on Form 8-K, dated October 3, 2016, File No. 1-16247).

10.16		—

Fifth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 28, 2017, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., as facility agent and as a committed lender, PNC Bank, National Association, as facility agent and as a committed lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 8, 2017, File No. 1-16247).

10.17		—

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

10.18	+	—

Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.19	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.20	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.21	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.22	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.23	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.24	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.25	+	—

Flowers Foods, Inc. 2005 Executive Deferred Compensation Plan, effective as of January 1, 2005 (Incorporated by reference to Exhibit 4.7 of Flowers Foods’ Registration Statement on Form S-8, dated December 29, 2008, File No. 333-156471).

10.26	+	—

Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.27	+	—

Flowers Foods, Inc. Change of Control Plan, effective as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.28	+	—

Form of 2013 Performance Shares Agreement, by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

10.30	+	—

Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.  (Incorporated by reference to Exhibit 10.25 to Flowers Foods' Annual Report on Form 10-K, dated February 23, 2017, File No. 1-16247).

10.29	+	—

Form of 2016 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.25 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2016, File No. 1-16247).

10.30	+	—

Form of 2017 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.  (Incorporated by reference to Exhibit 10.28 to Flowers Foods' Annual Report on Form 10-K, dated February 23, 2017, File No. 1-16247).

12	*	—	Computation of Ratio of Earnings to Fixed Charges

Exhibit			Name of Exhibit
No
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended December 30, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2018.

FLOWERS FOODS, INC.

/s/ ALLEN L. SHIVER
Allen L. Shiver
President and
Chief Executive Officer

/s/ R. STEVE KINSEY
R. Steve Kinsey

Chief Financial Officer and Chief Administrative Officer

/s/ KARYL H. LAUDER
Karyl H. Lauder
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN L. SHIVER	President and Chief Executive Officer and Director	February 21, 2018
Allen L. Shiver

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Administrative Officer	February 21, 2018
R. Steve Kinsey

/s/ KARYL H. LAUDER	Senior Vice President and Chief Accounting Officer	February 21, 2018
Karyl H. Lauder

/s/ GEORGE E. DEESE	Chairman	February 21, 2018
George E. Deese

/s/ RHONDA O. GASS	Director	February 21, 2018
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD, IV	Director	February 21, 2018
Benjamin H. Griswold, IV

/s/ MARGARET G. LEWIS	Director	February 21, 2018
Margaret G. Lewis

/s/ AMOS R. MCMULLIAN	Director	February 21, 2018
Amos R. McMullian

/s/ J.V. SHIELDS, JR.	Director	February 21, 2018
J.V. Shields, Jr.

/s/ DAVID V. SINGER	Director	February 21, 2018
David V. Singer

/s/ JAMES T. SPEAR	Director	February 21, 2018
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 21, 2018
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 21, 2018
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia

February 21, 2018

We have served as the Company’s auditor since at least 1969. We have not determined the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$5,129	$6,410
Accounts and notes receivable, net of allowances of $3,154 and $1,703, respectively	280,050	271,913
Inventories:
Raw materials	41,710	41,830
Packaging materials	19,638	20,354
Finished goods	49,697	48,698
	111,045	110,882
Spare parts and supplies	61,330	59,509
Other	49,637	28,128
Total current assets	507,191	476,842
Property, Plant and Equipment:
Land	90,303	89,674
Buildings	462,657	458,200
Machinery and equipment	1,155,485	1,147,861
Furniture, fixtures and transportation equipment	176,515	158,188
Construction in progress	22,019	37,564
	1,906,979	1,891,487
Less: accumulated depreciation	(1,174,953)	(1,110,461)
	732,026	781,026
Notes Receivable from Independent Distributor Partners	187,737	154,924
Assets Held for Sale	15,323	36,976
Other Assets	10,228	9,758
Goodwill	464,777	465,578
Other Intangible Assets, net	742,442	835,964
Total Assets	$2,659,724	$2,761,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$12,095	$11,490
Accounts payable	181,388	173,102
Other accrued liabilities	200,468	156,032
Total current liabilities	393,951	340,624
Long-Term Debt:
Total long-term debt and capital lease obligations	820,141	946,667
Other Liabilities:
Post-retirement/post-employment obligations	60,107	69,601
Deferred taxes	82,976	145,854
Other long-term liabilities	51,872	48,242
Total other long-term liabilities	194,955	263,697
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 18,203,381 and 20,306,784 shares, respectively	(235,493)	(261,812)
Capital in excess of par value	650,872	644,456
Retained earnings	919,658	910,520
Accumulated other comprehensive loss	(84,559)	(83,283)
Total stockholders’ equity	1,250,677	1,210,080
Total Liabilities and Stockholders’ Equity	$2,659,724	$2,761,068

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$3,920,733	$3,926,885	$3,778,505
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,009,063	2,026,367	1,963,153
Selling, distribution and administrative expenses	1,503,867	1,464,236	1,381,527
Depreciation and amortization	146,719	140,869	132,175
Restructuring and related impairment charges	104,130	—	—
Gain on divestiture	(28,875)	—	—
Pension plan settlement loss	4,649	6,646	—
Multi-employer pension plan withdrawal costs	18,268	—	—
Impairment of assets	—	24,877	3,771
Income from operations	162,912	263,890	297,879
Interest expense	36,557	34,905	26,815
Interest income	(22,938)	(20,552)	(21,967)
Income before income taxes	149,293	249,537	293,031
Income tax expense (benefit)	(827)	85,761	103,840
Net income	$150,120	$163,776	$189,191
Net Income Per Common Share:
Basic:
Net income per common share	$0.72	$0.79	$0.90
Weighted average shares outstanding	209,573	208,511	210,793
Diluted:
Net income per common share	$0.71	$0.78	$0.89
Weighted average shares outstanding	210,435	210,354	213,356
Cash dividends paid per common share	$0.6700	$0.6250	$0.5675

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net income	$150,120	$163,776	$189,191
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	3,072	4,087	—
Net loss for the period	(2,637)	(4,013)	(2,537)
Amortization of prior service credit included in net income	108	108	(164)
Amortization of actuarial loss included in net income	3,603	4,206	2,703
Pension and postretirement plans, net of tax	4,146	4,388	2
Derivative instruments:
Net change in fair value of derivatives	(6,789)	5,730	(4,195)
Loss reclassified to net income	1,367	3,399	5,413
Derivative instruments, net of tax	(5,422)	9,129	1,218
Other comprehensive income (loss), net of tax	(1,276)	13,517	1,220
Comprehensive income	$148,844	$177,293	$190,411

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	(19,382,272)	$(202,062)	$1,123,044
Net income				189,191				189,191
Derivative instruments, net of tax					1,218			1,218
Pension and postretirement plans, net of tax					2			2
Shares issued for acquisition			7,493			481,540	5,109	12,602
Stock repurchases						(318,399)	(6,858)	(6,858)
Exercise of stock options			137			1,838,083	19,480	19,617
Issuance of deferred stock awards			(591)			55,713	591	—
Amortization of share-based compensation awards			15,574					15,574
Income tax benefits related to share-based payments			9,134					9,134
Performance-contingent restricted stock awards issued (Note 18)			(8,899)			853,206	8,899	—
Issuance of deferred compensation			(206)			8,992	206	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(879)				(879)
Dividends paid — $0.5675 per common share				(119,563)				(119,563)
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	$(16,463,137)	$(174,635)	$1,243,082
Net income				163,776				163,776
Derivative instruments, net of tax					9,129			9,129
Pension and postretirement plans, net of tax					4,388			4,388
Stock repurchases			(1,125)			(6,892,322)	(125,175)	(126,300)
Exercise of stock options			(4,323)			2,506,255	31,954	27,631
Issuance of deferred stock awards			(1,411)			111,868	1,411	—
Amortization of share-based compensation awards			18,772					18,772
Income tax benefits related to share-based payments			675					675
Performance-contingent restricted stock awards issued (Note 18)			(4,519)			424,787	4,519	—
Issuance of deferred compensation			(114)			5,765	114	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(583)				(583)
Dividends paid — $0.6250 per common share				(130,490)				(130,490)
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080
Net income				150,120				150,120
Derivative instruments, net of tax					(5,422)			(5,422)
Pension and postretirement plans, net of tax					4,146			4,146
Stock repurchases						(140,135)	(2,671)	(2,671)
Exercise of stock options			(3,610)			1,773,336	22,923	19,313
Issuance of deferred stock awards			(1,789)			138,354	1,789	—
Amortization of share-based compensation awards			16,093					16,093
Performance-contingent restricted stock awards issued (Note 18)			(4,240)			328,947	4,240	—
Issuance of deferred compensation			(38)			2,901	38	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(553)				(553)
Dividends paid — $.6700 per common share				(140,429)				(140,429)
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$150,120	$163,776	$189,191
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	69,601	—	—
Gain on divestiture	(28,875)	—	—
Depreciation and amortization	146,719	140,869	132,175
Impairment of assets	—	24,877	3,771
Stock-based compensation	16,093	18,761	15,692
Loss reclassified from accumulated other comprehensive income to net income	2,080	5,307	8,551
Deferred income taxes	(61,306)	(14,457)	18,293
Provision for inventory obsolescence	1,684	1,324	776
Allowances for accounts receivable	4,215	3,365	2,395
Pension and postretirement plans (benefit) expense	(897)	2,238	(5,878)
Other	(6,203)	(106)	5,709
Qualified pension plan contributions	(1,605)	(1,000)	(10,000)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(11,762)	(7,888)	(16,873)
Inventories, net	(7,801)	(1,526)	(9,717)
Hedging activities, net	(15,727)	13,592	(12,818)
Other assets	(12,557)	(3,441)	(4,660)
Accounts payable	10,840	(519)	14,563
Other accrued liabilities	42,770	11,390	4,504
Net cash provided by operating activities	297,389	356,562	335,674
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(75,232)	(101,727)	(90,773)
Repurchase of independent distributor territories	(6,460)	(8,871)	(14,338)
Cash paid at issuance of notes receivable	(25,566)	(8,577)	(7,962)
Principal payments from notes receivable	24,875	22,272	23,023
Acquisition of businesses, net of cash acquired	—	—	(390,221)
Proceeds from sale of mix plant	41,230	—	—
Proceeds from sales of property, plant and equipment	3,935	17,667	14,324
Acquisition of intangible assets	—	—	(5,000)
Other investing activities	1,823	2,522	1,132
Net cash disbursed for investing activities	(35,395)	(76,714)	(469,815)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(140,982)	(131,073)	(120,442)
Exercise of stock options	19,313	27,631	19,617
Payments for debt issuance costs	(729)	(4,380)	(646)
Stock repurchases	(2,671)	(126,300)	(6,858)
Change in bank overdrafts	(14,206)	1,914	2,325
Proceeds from debt borrowings	611,900	2,090,492	1,064,600
Debt and capital lease obligation payments	(735,900)	(2,146,100)	(817,600)
Net cash (disbursed for) provided by financing activities	(263,275)	(287,816)	140,996
Net (decrease) increase in cash and cash equivalents	(1,281)	(7,968)	6,855
Cash and cash equivalents at beginning of period	6,410	14,378	7,523
Cash and cash equivalents at end of period	$5,129	$6,410	$14,378
Schedule of non cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$38	$114	$206
Capital and right-to-use lease obligations	$3,337	$15,622	$2,298
Issuance of notes receivable on new distribution territories, net	$60,594	$23,352	$15,739
Distributor routes sold with deferred gains, net	$9,707	$5,213	$166
Shares issued for the Alpine acquisition	$—	$—	$12,602
Increase in property, plant and equipment from financing	$—	$4,855	$—
Purchase of property, plant and equipment included in accounts payable	$2,991	$5,203	$3,637
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,196	$26,897	$24,112
Income taxes paid, net of refunds of $236, $12,212 and $7,587, respectively	$71,996	$84,108	$80,062

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    The accompanying Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Flowers Foods is one of the largest producers and marketers of bakery products in the United States. The company currently consists of two business segments: direct-store-delivery (“DSD Segment”) and warehouse delivery (“Warehouse Segment”). The DSD Segment focuses on the production and marketing of bakery products throughout the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado. The Warehouse Segment produces snack cakes, breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We are evaluating opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure establishes two business units (“BUs”), Fresh Bakery and Specialty/Snacking, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed early in fiscal 2019.  Management will continue to review financial information for the DSD Segment and Warehouse Segment until the new organizational structure is fully implemented.  See Note 5, Restructuring Activities, for additional details about Project Centennial.

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2017, Fiscal 2016, and Fiscal 2015 consisted of 52 weeks.  Fiscal 2018 will consist of 52 weeks.

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

Scan-based trading technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2017, 2016, and 2015, the company recorded $1.4 billion, $1.3 billion, and $1.2 billion, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

The company’s production facilities deliver products to independent distributor partners (“IDP” or “IDPs”), who sell and deliver those products to outlets of retail accounts that are within the IDPs’ defined geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). Generally, revenue is not recognized by the company upon delivery of our products by the company to the IDP or upon delivery of our products by the IDP to a PBS Outlet, but when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 30, 2017 and December 31, 2016 was $7.9 million and $7.6 million, respectively.

The IDP performs a physical inventory of products at each PBS Outlet weekly and reports the results to the company. The inventory data submitted by the IDP for each PBS Outlet is compared with the product delivery data. Product delivered to a PBS Outlet that is not recorded in the inventory data has been purchased by the consumer/customer of the PBS Outlet and is recorded as sales revenue by the company.

Cash and Cash Equivalents.    The company considers deposits in banks, certificates of deposits, and short-term investments with original maturities of three months or less to be cash and cash equivalents.

Accounts and Notes Receivable.    Accounts receivable consists of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for trade receivables, IDP notes receivable, and miscellaneous receivables. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining the past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent. Activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2017	$1,703	$4,215	$2,764	$3,154
Fiscal 2016	$1,341	$3,365	$3,003	$1,703
Fiscal 2015	$2,723	$2,395	$3,777	$1,341

The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 23.6% and 18.8%, on a consolidated basis, as of December 30, 2017 and December 31, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2017, 2016 and 2015 accounted for 48.5%, 46.8% and 43.5% of sales, respectively. Our largest customer, Walmart/Sam’s Club, weighted percent of sales for fiscal years 2017, 2016 and 2015 was as follows:

	Percent of Sales
	DSD Segment	Warehouse Segment	Total
Fiscal 2017	17.6%	2.4%	20.0%
Fiscal 2016	17.0%	2.6%	19.6%
Fiscal 2015	16.7%	2.6%	19.3%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories.    Inventories at December 30, 2017 and December 31, 2016 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2017	$1,090	$1,684	$2,101	$673
Fiscal 2016	$238	$1,324	$472	$1,090
Fiscal 2015	$159	$776	$697	$238

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2017, 2016, and 2015, shipping costs were $888.1 million, $855.1 million, and $852.3 million, respectively, including the costs paid to IDPs.

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

Assets Held for Sale.  Though under no obligation to do so, the company repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business.  If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP.  In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $34.7 million and $28.3 million at December 30, 2017 and December 31, 2016, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $3.3 million during fiscal 2017, $3.1 million during fiscal 2016, and $4.1 million during fiscal 2015 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $42.8 million and $44.2 million at December 30, 2017 and December 31, 2016, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $15.7 million and $13.7 million at December 30, 2017 and December 31, 2016, respectively.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	25
Furniture, fixtures and transportation equipment	3	15

Property under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense for fiscal years 2017, 2016, and 2015 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2017	$119,445
Fiscal 2016	$116,367
Fiscal 2015	$116,772

The company had no capitalized interest during fiscal 2017, 2016, and 2015. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Segments.    The company’s segments are currently separated primarily by the different delivery methods each segment uses for their respective product deliveries. The DSD Segment’s products are delivered fresh to customers through a network of IDPs who are incentivized to grow sales and to build equity in their distributorships. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Our bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell that bakery’s products. The bakeries within each segment produce products that are sold externally and internally.  Internal sales are to bakeries within the producing bakery’s segment or to the other segment. Sales between bakeries are transferred at standard cost.

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

In fiscal 2017, we recorded asset impairment charges of $3.4 million for the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The closure was related to Project Centennial and is recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income.  See Note 5, Restructuring Activities, for details.

In fiscal 2016, we recorded asset impairment charges totaling $9.9 million at the time certain idle assets were reclassified as held for sale.  We recorded an impairment charge of $1.5 million when we closed a production line at one of our bakeries on equipment we no longer intend to use in fiscal 2015.  See Note 8, Assets Held for Sale, for impairments related to assets classified as held for sale.  These impairments are recorded in the impairment of assets line item in our Consolidated Statements of Income.

Impairment of Other Intangible Assets.    The company accounts for other intangible assets recognized in a purchase business combination at fair value. These intangible assets can be either finite or indefinite-lived depending on the facts and circumstances at acquisition.

Finite-lived intangible assets are reviewed for impairment when facts and circumstances indicate that the cost of any finite-lived intangible asset may be impaired. This recoverability test is based on an undiscounted cash flows expected to result from the company’s use and eventual disposition of the asset.  If these cash flows are sufficient to recover the carrying value over the useful life there is no impairment.  Amortization of finite-lived intangible assets occurs over their estimated useful lives. The amortization periods, at origination, range from two years to forty years for these assets. The attribution methods we primarily use are the sum-of-the-year digits for customer relationships and straight-line for other intangible assets.  These finite-lived intangible assets generally include trademarks, customer relationships, non-compete agreements, distributor relationships, and supply agreements.

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized. Indefinite-lived intangible assets are tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of potential impairment are present. We have elected not to perform the qualitative approach. We also reassess the indefinite-lived classification to determine if it is appropriate to reclassify these assets as finite-lived assets that will require amortization. We consider historical performance and future estimated results in our evaluation of impairment. If facts and circumstances indicate that the cost of any indefinite-lived intangible assets may be impaired, an evaluation of the fair value of the asset is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recorded for the difference.

We use the multi-period excess earnings and relief from royalty methods to value these indefinite-lived intangible assets. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following four material assumptions: (a) discount rate; (b) long-term sales growth rates; (c) forecasted operating margins (not applicable to the relief from royalty method); and (d) market multiples. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. These indefinite-lived intangible assets are trademarks acquired in a purchase business combination.

During fiscal 2017, the company recorded impairment charges of $66.2 million for certain trademarks impacted by the brand rationalization study that was performed in conjunction with Project Centennial.  See Note 5, Restructuring Activities, for details on these impairments.  Impairments relating to restructuring charges are recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income.  During fiscal 2016, the company recorded an impairment charge of $15.0 million on certain trademarks the company no longer intends to grow nationally.  These brands will continue to be produced and sold in their respective markets.  This impairment was recorded in the impairment of assets line item of our Consolidated Statements of Income.

The company evaluates useful lives for finite-lived intangible assets to determine if facts or circumstances arise that may impact the estimates of useful lives assigned and the remaining amortization duration.  Indefinite-lived intangible assets that are determined to have a finite useful life are tested for impairment as an indefinite-lived intangible asset prior to commencing amortization.  We determined the impaired assets should be reclassified from indefinite-lived to finite-lived with an attribution period covering our estimate of the assets’ useful life.  These intangible assets were assigned a useful life ranging from thirty years to forty years.

Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future.  There were no impairment charges related to other intangible assets during fiscal years 2015. See Note 9, Goodwill and Other Intangible Assets, for additional disclosure.

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Goodwill is allocated to the DSD Segment and Warehouse Segment based on the segment assignment at the time of the acquisition.  The segment was determined by the acquisition’s delivery method.  The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of a reporting unit may be below its carrying value) using a two-step method. This analysis is performed for both of our segments. Goodwill is recorded at the segment level primarily because of reciprocal baking arrangements for plants within each segment. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in fiscal years 2017, 2016, or 2015. See Note 9, Goodwill and Other Intangible Assets, for additional disclosure.

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

The effective portion of changes in fair value for these derivatives is recorded each period in accumulated other comprehensive income (loss) (“AOCI”), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at December 30, 2017 qualified for hedge accounting. During fiscal years 2017, 2016, and 2015 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of our commodity hedges.  The company recognized $0.1 million of ineffectiveness in the selling, distribution and administrative expenses line item of our Consolidated Statements of Income during fiscal year 2016 at the settlement of a treasury lock for an interest rate hedge.  See Note 11, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2017, 2016, and 2015 there were no discontinued hedge positions.

The impact to earnings is included in our materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) line item. Changes in the fair value of the asset or liability are recorded as either a current or long-term asset or liability depending on the underlying fair value. Amounts reclassified to earnings for the commodity cash flow hedges are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. See Note 11, Derivative Financial Instruments, for additional disclosure.

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between the proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 17, Stockholders’ Equity, for additional disclosure.

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $33.8 million, $33.9 million, and $23.5 million for fiscal years 2017, 2016, and 2015, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from treasury stock. Forfeitures are recognized as they occur.  See Note 18, Stock-Based Compensation, for additional disclosure.  Stock-based compensation expense is included in selling, distribution and administrative expense in the Consolidated Statements of Income.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used.  The net balance of capitalized software development costs included in plant, property and equipment was $30.5 million and $23.4 million at December 30, 2017 and December 31, 2016, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $4.1 million, $3.3 million, and $3.5 million in fiscal years 2017, 2016, and 2015, respectively.

Income Taxes.    The company accounts for income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income as a discrete item in the period that includes the enactment date.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changes the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effects of the Act. The company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 30, 2017. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the company has made, and actions the company may take because of tax reform. The accounting is expected to be complete in the second half of 2018.

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

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying Consolidated Statements of Income. See Note 22, Income Taxes, for additional disclosure.

The deductions column in the table below presents the amounts reduced in the deferred tax asset valuation allowance that were recorded to, and included as part of, deferred tax expense. The additions column represents amounts that increased the allowance.

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2017	$18	$—	$93	$111
Fiscal 2016	$18	$—	$—	$18
Fiscal 2015	$2,534	$2,516	$—	$18

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

Loss Contingencies.  Loss contingencies are recorded at the time it is probable an asset is impaired or a liability has been incurred and the amount can be reasonably estimated.  For litigation claims the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss.  Losses are recorded in selling, distribution, and administrative expense in our Consolidated Statements of Income.

Net Income Per Common Share.    Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. The performance contingent restricted stock awards do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. Fully vested shares which have a deferral period extending beyond the vesting date are included in the computation for basic net income per share.  See Note 20, Earnings Per Share, for additional disclosure.

Variable Interest Entities.    The incorporated IDPs in the DSD Segment are not voting interest entities since the company has no direct interest in each entity; however, they qualify as variable interest entities (“VIEs”). The IDPs who are formed as sole proprietorships are excluded from the VIE accounting analysis because sole proprietorships are not within scope for determination of VIE status.  The company typically finances the incorporated IDP and also enters into a contract with the incorporated IDP to supply product at a discount for distribution in the IDPs’ territory. The combination of the company’s loans to the incorporated IDP and the ongoing supply arrangements with the incorporated IDP provides a level of protection to the equity owners of the various distributorships that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs.  See Note 15, Variable Interest Entities, for additional disclosure of these VIEs.

The company also maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE. See Note 15, Variable Interest Entities, for additional disclosure of these VIEs.

Pension/OPEB Obligations.    The company records net periodic benefit costs and obligations related to its three defined benefit pension and two other post-employment benefit (“OPEB”) plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment, long-term performance of individual asset classes, and other factors. Material changes in benefit costs and obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual benefit costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans’, and other factors. The company has elected to measure plan assets and obligations using the month-end that is closest to our fiscal year end.  The measurement date will be December 31st each year.  Effective January 1, 2006, the company curtailed its largest defined benefit pension plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company still maintains a smaller unfrozen pension plan for certain eligible unionized employees.

The company determines the fair value of substantially all its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to re-measurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain, or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. See Note 21, Postretirement Plans, for additional disclosure.

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

Fair Value of Financial Instruments.    On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”).  On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten year term of the note to interest expense. In addition and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 16, Fair Value of Financial Instruments.

Research and Development Costs.  The company recorded research and development costs of $2.4 million, $3.0 million, and $3.3 million for fiscal years 2017, 2016, and 2015, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. See Note 19, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.  The company adopted this guidance as of January 1, 2017 (the first day of our fiscal 2017).  A summary at adoption is presented below:

•

Accounting for income taxes.  The new guidance eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement as a component of income tax expense when awards are settled. The recognition of excess tax benefits and deficiencies in the income statement will be applied prospectively.  The company adopted the presentation of excess tax benefits on the statements of cash flows under the retrospective transition method.  This is presented as a change from a financing activity to a reconciling cash flow item for operating activities for fiscal 2016.  The net impact during fiscal 2017 for all exercised and vested awards was a $1.1 million tax benefit.

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

•

Accounting for statutory tax withholding requirements.  The new guidance permits companies to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, without resulting in liability classification of the award.  Beginning with the vesting of the 2016 TSR and ROIC awards in February 2018, the company is withholding either the statutory minimum or up to the employees’ maximum individual tax rate depending on the employee’s election.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when the employer withholds shares to meet the minimum statutory did not impact the company since we already reported cash flows in accordance with the new guidance.

The table below presents the impact to the Consolidated Statements of Cash Flows at adoption (amounts in thousands):

	Fiscal 2016
	As reported	Post-adoption*
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Other	$(3,957)	$(106)
Net cash provided by operating activities	346,044	356,562
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Excess windfall tax benefit related to share-based payment awards	3,851	—
Net cash disbursed for financing activities	$(283,965)	$(287,816)

	Fiscal 2015
	As reported	Post-adoption*
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Other	$(3,425)	$5,709
Net cash provided by operating activities	318,301	335,674
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Excess windfall tax benefit related to share-based payment awards	9,134	—
Net cash disbursed for financing activities	$150,130	$140,996

*	The “Post-adoption” column in the tables above present the amounts inclusive of the revisions discussed in Note 4, Financial Statement Revisions.

See Note 18, Stock-Based Compensation, for details of our awards.

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

The company has substantially completed its study on the impact that implementing this standard will have on its financial statements, related disclosures and our internal control over financial reporting as well as whether the effect will be material to our revenue. Based on the results of our study to date, the standard will not be material to our revenue at adoption. Changes will need to be made to our current internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the company’s revenue disclosures will change in fiscal 2018 and beyond.  The new disclosures will require more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections.  We are developing draft disclosures to ensure all the requirements can be met with our current technology platforms.  We do not believe our technology platforms require a material change.  The study included how to account for PBS sales and estimated stale charges, whether revenue for a transaction involving a third party is reported net or gross, and the timing of income recognition on the sale of territories.  These are not intended to be a complete inventory of the potentially impacted types of transactions.  More impacted revenue sources may be discovered as we continue updating our internal control over financial reporting processes and preparing the draft disclosures.

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  The company currently has significant operating leases with our fiscal 2017 lease expense totaling $95.0 million.  We have selected a new software platform to help us apply the new rules.  The abstraction process of our lease portfolio is anticipated to be complete in the second half of fiscal 2018. The company expects a material impact to our Consolidated Financial Statements because of this guidance.  The Consolidated Balance Sheet will reflect additional material assets and liabilities for these leases.

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

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statement.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statement will be reported separate from the service cost and outside of income from operations.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption was permitted as of the beginning of an annual reporting period for which financial statements were not issued or made available for issuance.  However, early adoption is only allowed in the first interim period presented in a fiscal year; therefore, early adoption was only permitted in our first quarter of fiscal 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company currently does not capitalize our pension cost.  This guidance will impact the company’s financial reporting.  The company plans to adopt this standard in the first quarter of fiscal 2018. Our plan costs (including defined benefit and post-retirement plans) for fiscal years 2017, 2016, and 2015 are presented in the table below (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Service cost to be reported in operating income	$1,011	$1,231	$1,271
Components to be reported outside of operating income	(1,908)	1,008	(7,151)
Total pension cost (income)	$(897)	$2,239	$(5,880)

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

In August 2017, the FASB issued guidance for hedge accounting.  The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting.  It also amends the presentation and disclosure requirements and changes how companies assess effectiveness.  It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early application is permitted in any interim period after issuance of the guidance.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  The amended presentation and disclosure guidance are required prospectively.  The guidance requires a modified retrospective transition method in which the company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  While the company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.  An entity may make certain transition elections upon adoption of the amendments.  The company intends to early adopt this guidance beginning in our first quarter of fiscal 2018.

In February 2018, the FASB issued guidance to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Act.  Consequently, this guidance eliminates the stranded tax effects.  This guidance is effective for all entities beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including within any interim period for which financial statements have not yet been issued.  This guidance shall be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  This guidance will impact the company.  The company is evaluating the impact and the timing of when to adopt this guidance.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected upon future adoption.

Note 4.	Financial Statement Revisions

During 2017, the company identified an error in reporting the cash flow impacts of certain repurchases and sales of territories.  Cash receipts and payments for the repurchase and sale of territories and cash paid at the issuance of notes receivable were previously reported net when these transactions should have been disaggregated.    The company has evaluated the impact of this error and determined it is not material to previously issued annual and interim financial statements.  These corrections did not impact our previously reported Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Changes in Stockholders’ Equity.

The tables below present the revisions to the applicable Consolidated Statements of Cash Flows line item to correct the errors for all periods presented (amounts in thousands):

	Fiscal 2016
Impacted Consolidated Cash Flow Statement line item	As Previously Reported	Revisions	New Guidance(1)	As Revised
Other reconciling items to net income	$(3,957)	$—	$3,851	$(106)
Other assets	$(11,107)	$7,666	$—	$(3,441)
Other accrued liabilities	$12,389	$(999)	$—	$11,390
Net cash provided by operating activities	$346,044	$6,667	$3,851	$356,562
Repurchase of independent distributor territories	$(10,350)	$1,479	$—	$(8,871)
Cash paid at issuance of notes receivable	$—	$(8,577)	$—	$(8,577)
Other investing activities	$2,091	$431	$—	$2,522
Net cash disbursed for investing activities	$(70,047)	$(6,667)	$—	$(76,714)

	Fiscal 2015
Impacted Consolidated Cash Flow Statement line item	As Previously Reported	Revisions	New Guidance(1)	As Revised
Other reconciling items to net income	$(3,425)	$—	$9,134	$5,709
Other assets	$(12,899)	$8,239	$—	$(4,660)
Net cash provided by operating activities	$318,301	$8,239	$9,134	$335,674
Repurchase of independent distributor territories	$(13,768)	$(570)	$—	$(14,338)
Cash paid at issuance of notes receivable	$—	$(7,962)	$—	$(7,962)
Other investing activities	$839	$293	$—	$1,132
Net cash disbursed for investing activities	$(461,576)	$(8,239)	$—	$(469,815)

(1)	The tables above include the impact of adopting new share-based payment guidance discussed in Note 3, Recent Accounting Pronouncements.

Note 5.	Restructuring Activities

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We are evaluating opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.  We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow the top-line over time.  These priorities are as follows:

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization, continuously improve, and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $37.3 million during fiscal 2017 and $6.3 million during fiscal 2016 of these non-restructuring consulting costs.

Develop leading capabilities.  Today, we report our financial results in either the DSD Segment or the Warehouse Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure will establish two BUs, Fresh Bakery and Specialty/Snacking, and realign key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.

The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019.  We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $1.9 million for relocating employees were incurred during fiscal 2017 and are recorded in the restructuring and related impairment charges line item on the Consolidated Statements of Income.  We anticipate incurring additional reorganization costs as we continue implementing the enhanced organizational structure.  The current DSD and warehouse segmentation will remain until the new structure is fully implemented.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure, streamline operations, and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded an aggregate charge of $29.7 million in fiscal 2017.  We paid $4.6 million of this amount during fiscal 2017, and the balance will be paid primarily during the first quarter of fiscal 2018.  These charges consist primarily of employee severance and benefits-related costs and are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be considered restructuring and will be recognized as incurred.  Project Centennial also included a brand rationalization study to identify high-potential and established brands to focus on innovation and cash flow, respectively.  The study, which concluded in our third quarter of fiscal 2017, changed the outlook for several brands and resulted in the recognition of an impairment on certain of these finite-lived and indefinite-lived intangible trademark assets in our third quarter of fiscal 2017.  The total intangible asset impairment charges, which are recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income, were $66.2 million.  See Note 9, Goodwill and Other Intangible Assets, for more information on these charges.  Project Centennial is expected to be completed by our fiscal 2021.

On August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The bakery closed in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits.  These amounts are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

The company recognized $2.0 million in severance costs related to other reorganization initiatives.  These costs are not related to the VSIP and were made pursuant to the company’s normal severance policies.

Capitalize on product adjacencies.  This initiative will focus on growing share in underdeveloped markets.  Adjacencies are geographic and product categories that will allow us to leverage our competitive advantages.  This can be done either organically with our high-potential brands or through strategic acquisitions.  As of December 30, 2017, we cannot estimate how much this initiative will cost for restructuring.

See Note 24, Segment Reporting, for the allocation of restructuring charges to each of our segments.  The table below presents the components of costs associated with Project Centennial (amounts in thousands):

Fiscal 2017
Restructuring and related impairment charges:
Reorganization costs	$1,925
VSIP	29,665
Impairment of assets	69,601
Employee termination benefits	2,939
Restructuring and related impairment charges (1)	104,130
Project Centennial implementation costs (2)	37,306
Total Project Centennial restructuring and implementation costs	$141,436

(1)	Presented on our Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution, and administrative expenses line item of our Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Employee termination benefits(1)	Impairment of assets(2)	Reorganization costs(3)	Total
Liability balance at December 31, 2016	$—	$—	$—	$—	$—
Charges	29,665	2,939	69,601	1,925	104,130
Cash payments	(4,643)	(2,471)	—	(1,925)	(9,039)
Non-cash impairments	—	—	(69,601)	—	(69,601)
Liability balance (4) at December 30, 2017	$25,022	$468	$—	$—	$25,490

(1)	Employee termination benefits not related to the VSIP.
(2)	Asset impairments are a non-cash expense recorded as a reduction to intangible assets and property, plant, and equipment. These transactions did not impact the liability balance.
(3)	Reorganization costs include employee relocation expenses.
(4)	Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.
Note 6.	Divestiture

On January 14, 2017, the company completed the sale of a non-core mix manufacturing business located in Cedar Rapids, Iowa for $44.0 million, an amount reduced by a working capital adjustment of $2.8 million, resulting in net proceeds of $41.2 million.  This resulted in a gain on sale of $28.9 million, which was recognized in the first quarter of fiscal 2017.  The gain on the sale is presented on the Consolidated Statements of Income on the ‘Gain on divestiture’ line item.  The mix manufacturing business was a small component of our Warehouse Segment and the disposal of this business does not represent a strategic shift in the segment’s operations or financial results.  The table below presents a computation of the gain on divestiture (amounts in thousands):

Cash consideration received	$41,230

Recognized amounts of identifiable assets acquired and liabilities assumed by buyer:
Property, plant, and equipment recorded as assets held for sale	3,824
Goodwill	801
Financial assets	7,730
Net derecognized amounts of identifiable assets sold	12,355
Gain on divestiture	$28,875
Note 7.	Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During fiscal years 2017, 2016, and 2015 the following amounts were recorded as interest income relating to these notes receivable (amounts in thousands):

Interest income
Fiscal 2017	$22,938
Fiscal 2016	$20,552
Fiscal 2015	$21,967

The notes receivable are collateralized by the IDPs’ distribution rights. Additional details are included in Note 16, Fair Value of Financial Instruments.

Note 8.	Assets Held for Sale

The company purchases distribution rights from and sells distribution rights to IDPs from time to time. The company repurchases distribution rights from IDPs in circumstances when the company decides to exit a territory or, in some cases, when the distributor relationship with the company is terminated. In the majority of the Distributor Agreements, if the company decides to exit a territory or stop using the IDP model in a territory, the company is contractually required to purchase the distribution rights from the IDP. In the event an IDP terminates his or her relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The IDPs may also sell their distribution rights to another person or entity. Distribution rights purchased from IDPs and operated as company-owned territories are recorded on the company’s Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another IDP to purchase the distribution rights for the territory.  Distribution rights held for sale and operated by the company are sold to IDPs at fair market value pursuant to the terms of a Distributor Agreement. There are multiple versions of the Distributor Agreement in place at any given time and the terms of such Distributor Agreements vary.

The company sold certain plants and depots that it acquired in July 2013 from Hostess Brands, Inc., which initially included 20 closed plants and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used in the purchase price allocation. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired plants and depots did not meet our long-term operating strategy and were sold.  One depot from the Acquired Hostess Bread Assets remains unsold as of December 30, 2017.  There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Consolidated Balance Sheets in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

During fiscal 2016, the company decided to sell the remainder of the Acquired Hostess Bread Assets not specifically reserved for future use.  As a result, we recorded an impairment of $5.3 million for these plants, depots, and equipment and completed the sale in the fourth quarter of fiscal 2016.  On December 31, 2016, there was a remaining depot that not been sold but was held for sale.  This depot was not sold during fiscal 2017 and there is no change from fiscal 2016.

The table below presents the proceeds from the sale of the Acquired Hostess Bread Assets for fiscal years 2016 and 2015 (amounts in thousands):

Proceeds from sale of Acquired Hostess Bread Assets
Fiscal 2016	$6,848
Fiscal 2015	$9,079

In addition to the impairments for the Acquired Hostess Bread Assets above, during the fourth quarter of our fiscal 2016, we recognized an impairment loss of $4.6 million for the difference between the carrying value and fair value of other assets classified as held for sale.

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. Also included in assets held for sale are property, plant and equipment of the Winston-Salem, North Carolina plant.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of December 30, 2017 and December 31, 2016, respectively (amounts in thousands):

	December 30, 2017	December 31, 2016
Distribution rights	$13,584	$31,897
Acquired Hostess Bread Assets plants and depots	479	479
Other	1,260	4,600
Total assets held for sale	$15,323	$36,976

Note 9.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at December 30, 2017 and December 31, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 30, 2017	December 31, 2016
Goodwill	$464,777	$465,578
Amortizable intangible assets, net of amortization	535,842	592,964
Indefinite-lived intangible assets	206,600	243,000
Total goodwill and other intangible assets	$1,207,219	$1,301,542

The changes in the carrying amount of goodwill, by segment, during fiscal 2016 and fiscal 2017, are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of January 2, 2016	$424,408	$40,518	$464,926
Change in goodwill related to acquisitions	155	497	652
Balance as of December 31, 2016	$424,563	$41,015	$465,578
Change in goodwill related to divestiture	—	(801)	(801)
Balance as of December 30, 2017	$424,563	$40,214	$464,777

Changes in goodwill related to acquisitions during fiscal 2016 were from DKB in the DSD Segment and Alpine Valley Bread Company (“Alpine”) in the Warehouse Segment.  The changes to goodwill from December 31, 2016 to December 30, 2017 were a result of the divestiture discussed in Note 6, Divestiture.   Goodwill was not impaired in fiscal years 2017, 2016, or 2015.

The table below presents the changes to goodwill by acquisition, for the original goodwill amount recorded at acquisition, from January 2, 2016 to December 31, 2016 (amounts in thousands):

	DKB	Alpine	Total
Working capital adjustments	$60	$497	$557
Acquisition-related tax adjustments	(315)	—	(315)
Adjustment to property, plant and equipment	410	—	410
Change in goodwill during fiscal 2016	$155	$497	$652

As of December 30, 2017 and December 31, 2016, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 30, 2017			December 31, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$371,392	$34,716	$336,676	$402,327	$25,129	$377,198
Customer relationships	281,621	84,280	197,341	281,621	68,163	213,458
Non-compete agreements	4,874	4,874	—	4,874	4,666	208
Distributor relationships	4,123	2,298	1,825	4,123	2,023	2,100
Total	$662,010	$126,168	$535,842	$692,945	$99,981	$592,964

As of December 30, 2017 and December 31, 2016, there was $206.6 million and $243.0 million, respectively, of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows.  They are well established brands with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Fiscal 2017 restructuring and related impairment charges

During fiscal 2017, the company recognized intangible asset impairments of $66.2 million that are recorded in the restructuring and related impairment charges line item of our Consolidated Statements of Income.  The company is currently undergoing an enterprise-wide business and operational review as discussed in Note 5, Restructuring Activities.  The review included a brand rationalization study that impacted certain trademarks’ future use.  The study was substantially completed in the third quarter of fiscal 2017.  The study concluded that our brands should be classified as either national or regional and brands that did not fit into those categories were to be discontinued.  National brands would have more marketing support than the de-emphasized remaining regional brands and in many cases would shift sales from regional brands as certain regional brand bread products are discontinued.  As a result of these actions, a triggering event occurred and we examined several trademarks for potential impairment.  One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value.  Three finite-lived trademark assets were tested using an undiscounted cash flow test.  As a result of this test, the projected cash flows for these brands did not exceed the carrying value.  The second step of the test determined the fair value of the asset and the difference between the fair value and the carrying value was recorded as an impairment. The impairment charge also consisted of six brands that either are being discontinued or will have limited future benefits to the company.  These brands were fully impaired.  All of these impairments were attributed to regional brands.  Following the impairments, we evaluated the classification of the impaired indefinite-lived asset and determined that it should be reassigned as finite-lived with an estimated useful life of 30 years.  The table below presents the restructuring impairment charges by segment for fiscal 2017 (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Indefinite-lived intangible assets	$18,500	$—	$18,500
Finite-lived intangible assets	36,612	11,135	47,747
Restructuring impairment charges	$55,112	$11,135	$66,247

Fiscal 2016 impairment charges

The company’s core markets were flat in fiscal 2016.  As a result, we noticed that several of our brands were performing below expectations in the back half of the year.  This was caused primarily from our regional brands that were negatively impacted by our national brands and the flat market in general.  The diagnostic phase of the study was completed in our fourth quarter of fiscal 2016 and, at the time, impacted certain trademarks’ future revenue projections.  We included the potential impact of this study (for brands known to be impacted at the time of the test) in our expected results while performing our annual impairment test for all of our indefinite-lived intangible trademark assets.  This led to a $15.0 million impairment charge of three indefinite-lived trademarks.    Following this impairment, the company evaluated the indefinite-lived classification and determined that the three trademarks which were impaired should be reassigned as finite-lived assets with an estimated useful life of forty years each.  We do not intend to discontinue using these trademarks; however, our expectation of limiting them to each of their respective core markets impacts their growth potential.  The carrying value of these three trademarks, before impairment, was $171.0 million.  The fair value of these three trademarks was $156.0 million during our test.  The difference between the carrying value and the fair value resulted in a $15.0 million impairment.  The remaining indefinite-lived intangible trademark assets all had fair values in excess of their respective carrying values so no impairment was recognized.

Amortization expense

Amortization expense for fiscal years 2017, 2016, and 2015 was as follows (amounts in thousands):

Amortization expense
Fiscal 2017	$27,274
Fiscal 2016	$24,502
Fiscal 2015	$15,403

Estimated amortization of intangibles for fiscal 2018 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2018	$25,780
2019	$25,288
2020	$24,795
2021	$24,234
2022	$23,643

Note 10.	Acquisitions

Alpine Valley Bread Company

On October 13, 2015, the company completed the acquisition of 100% of the outstanding common stock of Alpine, a leading organic bread baker, from its shareholders for total consideration of $121.9 million inclusive of payments for certain tax benefits.  We paid cash of $109.3 million and issued 12,602 shares of our common stock to the sellers in a private placement.  We believe the acquisition of Alpine strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category. The Alpine acquisition has been accounted for as a business combination and is included in our Warehouse Segment. The results of Alpine’s operations are included in the company’s Consolidated Financial Statements beginning on October 14, 2015. The total goodwill recorded for this acquisition was $36.5 million and it is deductible for tax purposes.

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

A measurement period adjustment of $0.5 million related to working capital was recorded in our third quarter of fiscal 2016 and is reflected in the table above. See Note 9, Goodwill and Other Intangible Assets, for the impact of this adjustment.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$20,900	40.0	Straight-line
Customer relationships	43,700	25.0	Sum of year digits
	$64,600	29.9

The Alpine trademark was impaired as part of the study described in Note 9, Goodwill and Other Intangible Assets.  Alpine operates a production facility in Mesa, Arizona and has widespread distribution across the U.S. The primary reason for the acquisition was to purchase a brand of organic bakery products in the U.S. and to add organic production capacity.

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

Note 11.	Derivative Financial Instruments

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

As of December 30, 2017, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$259	$—	$—	$259
Other long-term assets	32	—	—	32
Total	$291	$—	$—	$291
Liabilities:
Other current liabilities	$(10,247)	$—	$—	$(10,247)
Other long-term liabilities	(639)	—	—	(639)
Total	(10,886)	—	—	(10,886)
Net Fair Value	$(10,595)	$—	$—	$(10,595)

As of December 31, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$1,576	$—	$—	$1,576
Other long-term assets	35	—	—	35
Total	$1,611	$—	$—	$1,611
Liabilities:
Other current liabilities	$(2,435)	$—	$—	$(2,435)
Other long-term liabilities	—	—	—	—
Total	(2,435)	—	—	(2,435)
Net Fair Value	$(824)	$—	$—	$(824)

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 30, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$259	Other current assets	$1,576
Commodity contracts	Other long-term assets	32	Other long-term assets	35
Total		$291		$1,611

	Derivative Liabilities
	December 30, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$10,247	Other current liabilities	$2,435
Commodity contracts	Other long-term liabilities	639	Other long-term liabilities	—
Total		$10,886		$2,435

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2017	Fiscal 2016	Fiscal 2015
Interest rate contracts	$—	$666	$—
Commodity contracts	(6,789)	5,064	(4,195)
Total	$(6,789)	$5,730	$(4,195)

	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)			Location of (Gain) or Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2017	Fiscal 2016	Fiscal 2015	(Effective Portion)
Interest rate contracts	$88	$135	$154	Interest expense (income)
Commodity contracts	1,279	3,264	5,259	Production costs (1)
Total	$1,367	$3,399	$5,413

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at December 30, 2017:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$151	$75	$226
Expiring in 2018	5,933	—	5,933
Expiring in 2019 and beyond	324	—	324
Total	$6,408	$75	$6,483

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of other comprehensive income for these hedged transactions.

Derivative transactions notional amounts

As of December 30, 2017, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$123,242
Soybean oil contracts	15,697
Natural gas contracts	12,731
Total	$151,670

The company’s derivative instruments contained no credit-risk-related contingent features at December 30, 2017. As of December 30, 2017, the company had $16.3 million recorded in other current assets, and on December 31, 2016, the company had $3.0 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

Note 12.	Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 30, 2017	December 31, 2016
Prepaid assets	$22,154	$20,902
Fair value of derivative instruments	259	1,576
Collateral to counterparties for derivative positions	16,324	3,039
Income taxes receivable	10,133	920
Other	767	1,691
Total	$49,637	$28,128

Other non-current assets consist of (amounts in thousands):

	December 30, 2017	December 31, 2016
Unamortized financing fees	$1,787	$1,364
Investments	3,434	3,490
Notes receivable	2,464	2,747
Other	2,543	2,157
Total	$10,228	$9,758

Note 13.	Other Accrued Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 30, 2017	December 31, 2016
Employee compensation	$15,276	$21,155
VSIP liabilities	25,022	—
Employee vacation	22,638	23,778
Employee bonus	29,369	17,603
Fair value of derivative instruments	10,247	2,435
Insurance	30,052	28,043
Bank overdraft	5,699	19,905
Accrued interest	7,711	7,872
Accrued taxes	10,943	6,633
Accrued legal settlements	6,928	10,250
Multi-employer pension plan withdrawal costs	15,223	—
Other	21,360	18,358
Total	$200,468	$156,032

Note 14.	Debt, Lease and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 30, 2017 and December 31, 2016:

	Interest Rate at December 30, 2017	Final Maturity	December 30, 2017	December 31, 2016
			(Amounts in thousands)
Unsecured credit facility	4.60%	2022	$—	$24,000
2026 notes	3.50%	2026	394,978	394,406
2022 notes	4.38%	2022	397,941	397,458
Accounts receivable securitization facility	2.41%	2019	—	95,000
Capital lease obligations	3.50%	2025	27,150	30,427
Other notes payable	2.10%	2020	12,167	16,866
			832,236	958,157
Current maturities of long-term debt and capital lease obligations			12,095	11,490
Long-term debt and capital lease obligations			$820,141	$946,667

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 30, 2017 and December 31, 2016, the bank overdraft balance was $5.7 million and $19.9 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.7 million and $9.1 million at December 30, 2017 and December 31, 2016, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheet.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 30, 2017, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

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

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The company has amended the facility five times since inception.  These amendments include provisions which (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, and (v) extended the term, most recently one additional year to September 28, 2019. The amendment which added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.  The amendment in fiscal 2017 resulted in $0.1 million in paid financing costs.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 30, 2017, there was nothing outstanding under the facility compared to $95.0 million outstanding as of December 31, 2016.  As of December 30, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under the facility. On December 30, 2017, the company had $179.3 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. The company paid $0.1 million in financing costs during fiscal 2017 for the fifth amendment.

2013 Term Loan. We entered into a senior unsecured delayed-draw term facility (the “2013 term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the 2013 term loan on July 18, 2013.  The 2013 term loan was paid off in full on September 28, 2016, at the time the company issued the 2026 notes, and an extinguishment loss of $1.3 million was recognized.   The company has no further obligations under this agreement.  The payoff was accounted for as an extinguishment of debt with the loss on extinguishment recorded as interest expense.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.4 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of December 30, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On November 29, 2017 the company entered into the sixth amendment to its amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender. The amendment, among other things (i) extends the maturity date of the existing credit agreement to November 29, 2022; (ii) amends the applicable margin for revolving loans maintained as (1) base rate loans and swingline loans to a range of 0.00% to 0.575% (from a range of 0.00% to 0.75% in the existing credit agreement) and (2) Eurodollar loans to a range of 0.575% to 1.575% (from a range of 0.70% to 1.75% in the existing credit agreement), in each case, based on the leverage ratio of the company and its subsidiaries; (iii) amends the applicable facility fee to a range of 0.05% to 0.30% (from a range of 0.05% to 0.50% in the existing credit agreement), due quarterly on all commitments under the amended credit agreement, based on the leverage ratio of the company and its subsidiaries; and (iv) amends the maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters.

The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 30, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under the credit facility.

The company paid additional financing costs of $0.6 million in connection with the sixth amendment of the credit facility, which, in addition to the remaining balance in financing costs, is being amortized over the life of the credit facility.  The company recognized an immaterial amount as interest expense for the modification at the time of the sixth amendment.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during fiscal 2017:

Amount (thousands)
Balance as of December 31, 2016	$24,000
Borrowings	447,900
Payments	(471,900)
Balance as of December 30, 2017	$—

The table below presents the net amount available under the credit facility as of December 30, 2017:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,698)
Available for withdrawal	$491,302

The table below presents the highest and lowest outstanding balance under the credit facility during fiscal 2017:

Amount (thousands)
High balance	$47,500
Low balance	$—

Aggregate debt maturities.  Aggregate maturities of debt outstanding, including capital leases, as of December 30, 2017, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2018	$12,095
2019	10,623
2020	5,344
2021	3,598
2022	402,101
Thereafter	405,889
Total	$839,650

Debt issuance costs and debt discount.  In fiscal 2016, the company adopted guidance, as discussed in Note 3, Recent Accounting Pronouncements, that requires debt issuances costs be presented in the balance sheet as a direct reduction from the carrying amount of the liability.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 30, 2017(amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2026 notes	$400,000	$5,022	$394,978
2022 notes	400,000	2,059	397,941
Other notes payable	12,500	333	12,167
Total	$812,500	$7,414	$805,086

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

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 18 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis over the terms of the leases. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 15, Variable Interest Entities, below. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows (amounts in thousands):

Capital Leases
2018	$7,707
2019	6,075
2020	3,193
2021	3,873
2022	2,303
Thereafter	6,114
Total minimum payments	29,265
Amount representing interest	2,115
Obligations under capital leases	27,150
Obligations due within one year	7,095
Long-term obligations under capital leases	$20,055

The table below presents the total future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms in excess of one year (amounts in thousands):

Operating Leases
2018	$61,630
2019	56,349
2020	51,287
2021	43,443
2022	37,658
Thereafter	240,761
Total minimum payments	$491,128

Rent expense for all operating leases was as follows (amounts in thousands):

Rent expense
Fiscal 2017	$95,014
Fiscal 2016	$97,357
Fiscal 2015	$87,864

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

The amounts outstanding at December 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	December 30, 2017	December 31, 2016
Deferral elections outstanding	$15,732	$14,883
Current portion of deferral elections	1,238	1,675
Long-term portion of deferral elections	$14,494	$13,208

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

No material guarantees or indemnifications have been entered into by the company through December 30, 2017.

Note 15.	Variable Interest Entities

Transportation agreement variable interest entity (the “VIE”) analysis

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE because the company does not (i) have the ability to direct the significant activities of the VIE and (ii) provide any implicit or explicit guarantees or other financial support to the VIE for specific return or performance benchmarks. In addition, we do not provide, nor do we intend to provide, financial or other support to the entity.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of December 30, 2017 and December 31, 2016, there was $27.2 million and $30.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated IDPs in the DSD Segment qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of December 30, 2017 and December 31, 2016, there was $137.9 million and $84.3 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

The company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective businesses and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the incorporated IDPs that are deemed to most significantly impact the ultimate success of the incorporated IDP entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring trucks and trailers, managing fuel costs, employee matters and other strategic decisions. In addition, we do not provide, nor do we intend to provide, financial or other support to the IDP. The IDPs are responsible for the operations of their respective territories.

The company’s maximum contractual exposure to loss for the incorporated IDP relates to the distributor rights note receivable for the portion of the territory the incorporated IDPs financed at the time they acquired the distribution rights. The incorporated IDPs remit payment on their distributor rights note receivable each week during the settlement process of their weekly activity.  The company will operate a territory on behalf of an incorporated IDP in situations where the IDP has abandoned its distribution rights.  Any remaining balance outstanding on the distribution rights notes receivable is relieved once the distribution rights have been sold on the IDPs behalf.  The company’s collateral from the territory distribution rights mitigates the potential losses.

Note 16.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,000 and 3,600 IDPs’ distribution rights as of December 30, 2017 and December 31, 2016, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 30, 2017 and December 31, 2016, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 30, 2017	December 31, 2016
Distribution rights notes receivable	$211,702	$175,984
Current portion recorded in accounts and notes receivable, net	23,965	21,060
Long-term portion of distribution rights notes receivable	$187,737	$154,924

At December 30, 2017 and December 31, 2016, the company has evaluated the collectability of the distribution rights notes receivable and determined that a reserve is not necessary. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at December 30, 2017 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 14, Debt, Lease and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation.  The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$394,978	$395,648	2
2022 notes	$397,941	$425,232	2

For fair value disclosure information about our derivative assets and liabilities see Note 11, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 21, Postretirement Plans.

Note 17.	Stockholders’ Equity

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of December 30, 2017, 6.6 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our fiscal 2017 (amounts in thousands except shares purchased):

Fiscal 2017 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 22, 2017	112,085	$2,151
For the quarter ended July 15, 2017	28,050	$520
For the quarter ended October 7, 2017	—	$—
For the quarter ended December 30, 2017	—	$—
Total	140,135	$2,671

As of December 30, 2017, 67.9 million shares at a cost of $633.1 million have been purchased since the inception of this plan.

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

Dividends

During fiscal years 2017, 2016, and 2015, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 18, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2017	$140,429	$0.6700
Fiscal 2016	$130,490	$0.6250
Fiscal 2015	$119,563	$0.5675

Note 18.	Stock-Based Compensation

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on December 30, 2017.

The stock option activity for fiscal years 2017, 2016, and 2015 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,846	$10.89	4,353	$10.97	6,191	$10.88
Exercised	(1,773)	$10.89	(2,507)	$11.02	(1,838)	$10.67
Outstanding at end of year	73	$10.87	1,846	$10.89	4,353	$10.97
Exercisable at end of year	73		1,846		4,353

As of December 30, 2017, options outstanding under the EPIP had an average exercise price of $10.87, a weighted average remaining contractual life of 0.11 years, and an aggregate intrinsic value of $0.6 million.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2017, 2016, and 2015 are set forth below (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash received from option exercises	$19,313	$27,631	$19,617
Cash tax windfall benefit, net	$4,186	$3,746	$7,660
Intrinsic value of stock options exercised	$14,994	$15,778	$24,590

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the TSR awards:

Award	Fiscal year vested	Payout (%)
2013 award	Fiscal 2015	88
2014 award	Fiscal 2016	27
2015 award	Fiscal 2017	0

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2017	January 3, 2016
Shares granted	426	401
Assumed vesting date	3/1/2019	2/21/2018
Fair value per share	$23.31	$24.17

As of December 30, 2017, there was $5.6 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.07 years.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the ROIC awards:

Award	Fiscal year vested	Payout (%)
2013 award	Fiscal 2015	125
2014 award	Fiscal 2016	96
2015 award	Fiscal 2017	87

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target for expense calculations at December 30, 2017 was 75% for the 2016 award and 100% for the 2017 award. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2017	January 3, 2016
Shares granted	426	401
Assumed vesting date	3/1/2019	2/21/2018
Fair value per share	$19.97	$21.49

As of December 30, 2017, there was $4.7 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.07 years.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase/(decrease) shares	ROIC Modifier increase/(decrease) shares	Dividends at vesting (thousands)	Tax windfall/(shortfall)	Fair value at vesting
2015	2017	(378,219)	(49,272)	$392	$(3,103)	$6,316
2014	2016	(248,872)	(13,637)	$441	$(3,090)	$7,173
2013	2015	(48,069)	100,090	$859	$1,430	$18,378

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2017, 2016 and 2015 is set forth below (amounts in thousands, except price data):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	1,543	$21.53	1,349	$21.26	1,404	$19.09
Initial grant	855	$21.61	801	$22.83	829	$20.18
Supplemental grant for exceeding ROIC modifier	—	$—	—	$—	100	$14.37
Vested	(329)	$19.14	(312)	$22.02	(853)	$16.22
Grant reduction for not achieving the ROIC modifier	(49)	$19.14	(249)	$23.97	—	$—
Grant reduction for not achieving the TSR modifier	(378)	$21.21	(14)	$21.47	(48)	$17
Forfeitures	(67)	$21.08	(32)	$23.60	(83)	$20.99
Balance at end of year	1,575	$22.20	1,543	$21.53	1,349	$21.26

As of December 30, 2017, there was $10.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.07 years.

Deferred and Restricted Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  Non-employee directors received aggregate grants of 10,020 common shares for board retainer deferrals during fiscal 2017.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During fiscal 2017, non-employee directors were granted an aggregate of 77,220 shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant.

Compensation expense is recorded on deferred stock over the vesting period. During fiscal 2017, a total of 7,728 previously deferred shares were issued after the deferral period.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award vested at 100% on the fourth anniversary of the date of grant. Dividends accrued on the award and were paid to the CEO on the vesting date. There were 58,500 shares issued for this award at a fair value of $22.25 per share.  This award vested at a price of $18.48 and the shares were issued in our second quarter of fiscal 2017.

The deferred and restricted stock activity for fiscal years 2017, 2016, and 2015 is set forth below (amounts in thousands, except price data):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	149	$20.39	126	$21.89	151	$21.06
Granted	87	$18.70	95	$19.30	70	$21.59
Vested	(149)	$20.39	(72)	$21.59	(95)	$20.28
Nonvested shares at end of year	87	$18.70	149	$20.39	126	$21.89
Vested and deferred shares at end of year	192		331		222

As of December 30, 2017, there was $0.6 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.40 years. The intrinsic value of deferred stock awards that vested during fiscal 2017 was $2.8 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2017.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and were exercisable over nine years. The company recorded compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model.  There are no remaining liabilities for these awards since the last award was exercised in fiscal 2016.

The rights activity for fiscal years 2016 and 2015 is set forth below (amounts in thousands, except price data):

	Fiscal 2016	Fiscal 2015
Balance at beginning of year	14	29
Rights exercised	(14)	(15)
Balance at end of year	—	14
Weighted average — grant date fair value	$—	$8.67

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Performance-contingent restricted stock awards	$14,326	$16,611	$13,369
Deferred stock awards	1,767	2,161	2,205
Stock appreciation rights (income) expense	—	(11)	118
Total stock-based compensation expense	$16,093	$18,761	$15,692

Note 19.	Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During fiscal years 2017, 2016, and 2015, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$(142)	$(221)	$(250)	Interest expense
Commodity contracts	(2,080)	(5,307)	(8,551)	Cost of sales, Note 3, below
Total before tax	$(2,222)	$(5,528)	$(8,801)	Total before tax
Tax benefit	855	2,129	3,388	Tax benefit
Total net of tax	$(1,367)	$(3,399)	$(5,413)	Net of tax
Pension and postretirement plans:
Prior-service credits	$(175)	$(175)	$267	Note 1, below
Settlement loss	(4,649)	(6,646)	—	Note 1, below
Actuarial losses	(5,858)	(6,840)	(4,395)	Note 1, below
Total before tax	$(10,682)	$(13,661)	$(4,128)	Total before tax
Tax benefit	3,899	5,260	1,589	Tax benefit
Total net of tax	$(6,783)	$(8,401)	$(2,539)	Net of tax benefit
Total reclassifications from AOCI	$(8,150)	$(11,800)	$(7,952)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 21, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal years 2017, 2016, and 2015, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2017	Fiscal 2016	Fiscal 2015
Derivative instruments:
Interest rate contracts	$—	$1,083	$—
Commodity contracts	(9,734)	8,233	(6,821)
Total before tax	$(9,734)	$9,316	$(6,821)
Tax benefit	2,945	(3,586)	2,626
Total net of tax	$(6,789)	$5,730	$(4,195)
Pension and postretirement plans:
Current year actuarial loss	$(4,307)	$(6,525)	$2,075
Current year prior service cost	—	—	(6,199)
Total before tax	$(4,307)	$(6,525)	$(4,124)
Tax benefit	1,670	2,512	1,587
Total net of tax	$(2,637)	$(4,013)	$(2,537)
Total recognized in AOCI	$(9,426)	$1,717	$(6,732)

During fiscal 2017, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2016	$(1,061)	$(82,222)	$(83,283)
Other comprehensive loss before reclassifications	(6,789)	(2,637)	(9,426)
Reclassified to earnings from accumulated other comprehensive loss	1,367	6,783	8,150
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)

During fiscal 2016, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income (loss) before reclassifications	5,730	(4,013)	1,717
Reclassified to earnings from accumulated other comprehensive loss	3,399	8,401	11,800
AOCI at December 31, 2016	$(1,061)	$(82,222)	$(83,283)

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Gross loss reclassified from AOCI into income	$2,080	$5,307	$8,551
Tax benefit	(801)	(2,043)	(3,292)
Net of tax	$1,279	$3,264	$5,259

Note 20.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2017, 2016, and 2015 (amounts in thousands, except per share data):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income	$150,120	$163,776	$189,191
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	209,573	208,511	210,793
Basic earnings per common share	$0.72	$0.79	$0.90
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	209,573	208,511	210,793
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	862	1,843	2,563
Diluted weighted average shares outstanding per common share	210,435	210,354	213,356
Diluted earnings per common share	$0.71	$0.78	$0.89

There were 380,015 anti-dilutive shares during fiscal 2017.  There were no anti-dilutive shares for fiscal years 2016 or 2015.

Note 21.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 30, 2017 and December 31, 2016 (amounts in thousands):

	December 30, 2017	December 31, 2016
Current benefit liability	$935	$979
Noncurrent benefit liability	$60,107	$69,601
Accumulated other comprehensive loss, net of tax	$78,076	$82,222

The company amended our qualified defined benefit plans in October 2015 to allow retired and terminated vested pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the total lump sums paid during a year exceeds the sum of the plan’s service and interest cost. With no settlement charge recognized until the third quarter, the table below presents the recognized settlement charges by quarter for fiscal years 2017 and 2016 (amounts in thousands):

Settlement loss by fiscal quarter	Fiscal 2017	Fiscal 2016
Quarter 2	$—	$4,641
Quarter 3	3,030	1,832
Quarter 4	1,619	173
Total fiscal 2017	$4,649	$6,646

The company used a measurement date of December 31, 2017 for the defined benefit and postretirement benefit plans described below.   The company voluntarily contributed $1.6 million to one of our qualified pension plans during fiscal 2017.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2017 and December 31, 2016, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension income of approximately $1.7 million for fiscal 2018.

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Service cost	$755	$830	$873
Interest cost	12,852	13,682	18,003
Expected return on plan assets	(25,669)	(26,644)	(29,642)
Settlement loss	4,649	6,646	—
Amortization:
Prior service cost	387	387	—
Actuarial loss	6,355	7,294	4,978
Net periodic pension cost (income)	(671)	2,195	(5,788)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	4,119	8,879	(1,916)
Current year prior service cost	—	—	6,199
Settlement loss	(4,649)	(6,646)	—
Amortization of prior service cost	(387)	(387)	—
Amortization of actuarial loss	(6,355)	(7,294)	(4,978)
Total recognized in other comprehensive (loss) income	(7,272)	(5,448)	(695)
Total recognized in net periodic benefit cost and other comprehensive loss	$(7,943)	$(3,253)	$(6,483)

Actual return on plan assets for fiscal years 2017, 2016, and 2015 was $42.1 million, $4.7 million, and $6.9 million, respectively.

Approximately $6.1 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2018 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 30, 2017	December 31, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$398,595	$438,023
Service cost	755	830
Interest cost	12,852	13,682
Actuarial loss (gain)	20,526	(13,076)
Benefits paid	(24,408)	(25,130)
Settlements	(14,368)	(15,734)
Benefit obligation at end of year	$393,952	$398,595
Change in plan assets:
Fair value of plan assets at beginning of year	$335,663	$370,497
Actual return on plan assets	42,076	4,689
Employer contribution	1,891	1,341
Benefits paid	(24,408)	(25,130)
Settlements	(14,368)	(15,734)
Fair value of plan assets at end of year	$340,854	$335,663
Funded status, end of year:
Fair value of plan assets	$340,854	$335,663
Benefit obligations	(393,952)	(398,595)
Unfunded status and amount recognized at end of year	$(53,098)	$(62,932)
Amounts recognized in the balance sheet:
Current liability	(260)	(291)
Noncurrent liability	(52,838)	(62,641)
Amount recognized at end of year	$(53,098)	$(62,932)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$126,002	$132,886
Prior service cost before taxes	5,426	5,813
Amount recognized at end of year	$131,428	$138,699

Accumulated benefit obligation at end of year	$392,057	$397,224

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2017	12/31/2016	12/31/2015
Discount rate	3.58%	4.00%	4.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit (income)/cost:
Measurement date	1/1/2017	1/1/2016	1/1/2015
Discount rate	4.00%	4.25%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses.  Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2017 and 6.4% for fiscal 2018.  The change in assumption from fiscal 2017 to fiscal 2018 was the result of the change in the asset allocation on December 31, 2017.  The average annual return on the plan assets over the last 15 years was approximately 8.5% (net of expenses).

Plan Assets

Effective January 1, 2014, the Finance Committee (“committee”) of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established Investment Committee. The Investment Committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The Investment Committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The Investment Committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the Investment Committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2017 and December 31, 2016, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2017
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$19,771	$—	$19,771
Equity securities:
U.S. companies	65,414	—	—	65,414
International companies	665	—	—	665
Domestic equity funds(a)	19,879	—	—	19,879
International equity funds(b)	22,178	—	—	22,178
Fixed income securities:
U.S. government bonds	—	6,538	—	6,538
U.S. government agency bonds	—	10,531	—	10,531
U.S. mortgage backed securities	—	3,004	—	3,004
U.S. corporate bonds	—	9,993	—	9,993
Absolute return funds(c)	—	—	—	—
Other types of investments measured at net asset value (*):
Hedged equity funds(d)	—	—	—	35,054
Absolute return funds(c)	—	—	—	52,704
International equity funds(b)	—	—	—	22,878
Real estate funds(e)	—	—	—	—
Other types of investments measured at contract value (^):
Guaranteed insurance contracts(f)	—	—	—	10,457
Pending transactions(g)	—	—	—	62,000
Other assets and (liabilities)(g)	—	—	—	(133)
Accrued (expenses) income(g)	—	—	—	(79)
Total	$108,136	$49,837	$—	$340,854

	Fair value of Pension Plan Assets as of December 31, 2016
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$4,712	$—	$4,712
Equity securities:
U.S. companies	88,427	—	—	88,427
International companies	1,427	—	—	1,427
Domestic equity funds(a)	47,916	—	—	47,916
International equity funds(b)	22,914	—	—	22,914
Fixed income securities:
U.S. government bonds	—	8,796	—	8,796
U.S. government agency bonds	—	5,909	—	5,909
U.S. mortgage backed securities	—	5,512	—	5,512
U.S. corporate bonds	—	10,539	—	10,539
Absolute return funds(c)	—	—	—	—
Other types of investments measured at net asset value (*):
Hedged equity funds(d)	—	—	—	32,095
Absolute return funds(c)	—	—	—	50,036
International equity funds(b)	—	—	—	24,987
Real estate funds(e)	—	—	—	17,296
Other types of investments measured at contract value (^):
Guaranteed insurance contracts(f)	—	—	—	10,124
Pending transactions				5,000
Other assets and (liabilities)(g)	—	—	—	70
Accrued (expenses) income(g)	—	—	—	(97)
Total	$160,684	$35,468	$—	$335,663

(a)	This class includes funds with the principal strategy to invest primarily in long positions in domestic equity securities.
(b)

This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.  This asset was reclassified from a Level 2 to a Level 1 type for all periods.  This asset was incorrectly presented as a Level 2.

(c)	This class invests primarily in absolute return strategy funds and are reported at NAV.
(d)	This class invests primarily in hedged equity funds.
(e)	This class includes funds that invest primarily in U.S. commercial real estate.
(f)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.
(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.
(*)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(^)	Certain investments, which are fully-benefit responsive investment contracts, are measured at contract value and have not been classified in the fair value hierarchy.

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2017 and December 31, 2016, and target asset allocations for fiscal year 2017 are as follows:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2018	2017	2016
Equity securities	15-45%	38.6	51.1
Fixed income securities	25-45%	27.1	9.3
Real estate	—	—	5.2
Other diversifying strategies(1)	0-40%	28.8	33.5
Short term investments and cash	0-10%	5.5	0.9
Total		100.0	100.0

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 2,030,363 shares and 2,030,363 shares of the company’s common stock in the amount of $39.2 million and $40.5 million (11.5% and 12.1% of total plan assets) as of December 31, 2017 and December 31, 2016, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2017	$286	$1,605	$1,891
2016	$341	$1,000	$1,341
2015	$436	$10,000	$10,436

All contributions are made in cash. The required contributions made during fiscal 2017 include $0.3 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $1.6 million made to qualified plans during fiscal 2017 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During fiscal 2018, the company expects to pay $0.3 million in nonqualified pension benefits from corporate assets. There are no expected contributions to the qualified pension plans required under ERISA and the PPA during fiscal 2018; however, the company made a $10.0 million discretionary contribution to Plan No. 1 in early fiscal 2018. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during fiscal years 2017, 2016 and 2015 and expected to be paid from fiscal 2018 through fiscal 2027. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets (including potential payments for the lump sum option discussed above) and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2015	$25,014
2016	$40,864	*
2017	$38,776	^
Estimated Future Payments:
2018	$35,458
2019	$34,025
2020	$32,945
2021	$32,023
2022	$31,040
2023 – 2027	$122,992

*	Includes $15.7 million and $1.6 million from Plan No. 1 and Plan No. 2, respectively paid as lump sums.
^	Includes $14.4 million and $1.6 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.

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

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Service cost	$256	$401	$398
Interest cost	227	309	360
Amortization:
Prior service credit	(212)	(212)	(267)
Actuarial gain	(497)	(454)	(583)
Total net periodic benefit income	(226)	44	(92)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	188	(2,354)	(159)
Amortization of actuarial gain	497	454	583
Amortization of prior service credit	212	212	267
Total recognized in other comprehensive loss	897	(1,688)	691
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$671	$(1,644)	$599

*	In 2015, includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

Approximately $(0.6) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2018 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	December 30, 2017	December 31, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$7,648	$10,133
Service cost	256	401
Interest cost	227	309
Participant contributions	330	284
Actuarial loss (gain)	188	(2,354)
Benefits paid	(706)	(1,125)
Benefit obligation at end of year	$7,943	$7,648
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	376	841
Participant contributions	330	284
Benefits paid	(706)	(1,125)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(7,943)	(7,648)
Unfunded status and amount recognized at end of year	$(7,943)	$(7,648)
Amounts recognized in the balance sheet:
Current liability	$(674)	$(688)
Noncurrent liability	(7,269)	(6,960)
Amount recognized at end of year	$(7,943)	$(7,648)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial gain before taxes	$(3,846)	$(4,531)
Prior service credit before taxes	(262)	(474)
Amounts recognized in accumulated other comprehensive loss	$(4,108)	$(5,005)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2017	12/31/2016	12/31/2015
Discount rate	3.36%	3.66%	3.83%
Health care cost trend rate used to determine benefit obligations:
Initial rate	6.00%	6.50%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2022	2023	2022
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2017	1/1/2016	1/1/2015
Discount rate	3.66%	3.83%	3.50%
Health care cost trend rate used to determine net periodic cost:
Initial rate	6.50%	8.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2023	2022	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2017, 2016, and 2015 (amounts in thousands):

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2017	Fiscal 2016	Fiscal 2015
Effect on total of service and interest cost	$(47)	$(58)	$(65)	$55	$67	$76
Effect on postretirement benefit obligation	$(473)	$(427)	$(554)	$533	$480	$626

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2015	$674
2016	$841
2017	$376
2018 (Expected)	$680

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.7 million expected funding for postretirement benefit plans during 2018 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.3 million, $0.3 million, and $0.2 million for fiscal years 2017, 2016, and 2015, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2017, 2016 and 2015 and expected to be paid from fiscal 2018 through fiscal 2027. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2015	$674
2016	$841
2017	$376
Estimated Future Payments:
2018	$680
2019	$735
2020	$708
2021	$699
2022	$692
2023 – 2027	$3,477

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $2.1 million for fiscal 2017, $2.2 million for fiscal 2016, and $2.1 million for fiscal 2015.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2017, 2016, and 2015. There are no contractually required minimum contributions to the plans as of December 30, 2017.

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “Fund”) at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the Fund.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments are recorded in the multi-employer pension plan withdrawal costs line item on our Consolidated Statements of Income and are in the DSD Segment.  The outstanding liability is recorded in other accrued current liabilities on the Consolidated Balance Sheets.

The company’s participation in these multiemployer plans for fiscal 2017 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2017 and 2016 is for the plan’s year-end at December 31, 2017 and December 31, 2016, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2017	2016	2015	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2017	2016	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Green	Green	No	139	121	113	No	4/30/2021
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Red	Yes	157	156	130	No	8/14/2021
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	276	233	271	No	2/4/2022
BC&T International Pension Fund*	52-6118572	001	*	Red	Yes	965	1,194	1,121	Yes	10/25/2020
*	The union employees withdrew from the fund effective November 1, 2017. The collective bargaining agreement is still in effect.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2017, 2016, and 2015, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2017	$28,346
Fiscal 2016	$27,057
Fiscal 2015	$25,473

The company acquired DKB and Alpine during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the Flowers Foods 401(k) Retirement Savings Plan during fiscal 2016 after receipt of final determination letters.

Note 22.	Income Taxes

On December 22, 2017, the President enacted the Act, which, beginning in fiscal 2018, will reduce our corporate statutory rate from 35% to 21%, repeal the domestic manufacturing deduction, and increase certain permanent differences. As a result of the impacts of the Act, the SEC provided guidance that allows the company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As such, the company’s financial results reflect the income tax effects of the Act for which the accounting is complete, and provisional amounts for those specific income tax effects of the Act for which the accounting is incomplete, but a reasonable estimate could be determined.

Our estimate of the deferred tax benefit due to the revaluation of our net U.S. deferred tax liabilities is a provisional amount under the SEC’s guidance. Due to the different federal income tax rates in effect for fiscal 2017 (35%) and fiscal 2018 (21%), timing differences that are estimated balances as of the date of enactment and year-end will result in changes to our estimate of the deferred rate change when those estimates are finalized with the filing of the 2017 income tax return. Since many of the year-end deferred tax balances include estimates of events that have not yet occurred, such as payments expected to be made during 2018 that are deductible on the 2017 tax return, these amounts are not certain and the impact of the tax rate change cannot be finalized.

During fiscal 2017, we recorded a $48.2 million provisional discrete tax benefit from revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate. The company also recognized a provisional reduction to current tax expense of approximately $8.3 million attributable to pension contributions and bonus depreciation on certain assets placed into service during fiscal 2017 offset with a corresponding income tax expense of $0.7 million for the impact on the 2017 domestic manufacturing deduction. These provisional adjustments resulted in a decrease in income taxes payable of $7.6 million. The income tax effects for these positions require further analysis, and the ultimate impact may differ from these provisional amounts due to this analysis, changes to estimates, additional regulatory guidance that may be issued by federal or state jurisdictions, changes in interpretations and assumptions the company has made, and actions the company may take because of tax reform. This analysis is expected to be completed in the second half of fiscal 2018.

The company’s provision for income tax expense (benefit) consists of the following for fiscal years 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current Taxes:
Federal	$53,076	$86,235	$75,128
State	7,403	13,983	10,419
	60,479	100,218	85,547
Deferred Taxes:
Federal	(59,385)	(11,656)	16,236
State	(1,921)	(2,801)	2,057
	(61,306)	(14,457)	18,293
Income tax expense (benefit)	$(827)	$85,761	$103,840

Income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2017, 2016, and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Tax at U.S. federal income tax rate	$52,253	$87,338	$102,560
State income taxes, net of federal income tax benefit	3,564	7,266	8,556
Tax reform impact	(48,160)	—	—
Section 199 qualifying production activities benefit	(5,422)	(8,007)	(6,725)
Net share-based payments windfalls*	(1,001)	—	—
Other	(2,061)	(836)	(551)
Income tax expense (benefit)	$(827)	$85,761	$103,840

*	Applied beginning in fiscal 2017 upon adoption of new guidance.

In 2017, the most significant differences in the effective rate and the statutory rate is the revaluation of net deferred tax liabilities resulting from the Act. Absent the Act, the most significant differences in the effective rate and the statutory rate are state income taxes offset by reductions for the Section 199 qualifying production activities deduction.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 30, 2017	December 31, 2016
Self-insurance	$4,972	$7,051
Compensation and employee benefits	8,836	13,512
Deferred income	8,705	10,893
Loss and credit carryforwards	13,453	19,556
Equity-based compensation	6,831	11,890
Hedging	2,754	676
Pension and postretirement benefits	13,344	27,537
Intangible assets	2,707	4,548
Other	9,657	16,801
Deferred tax assets valuation allowance	(111)	(18)
Deferred tax assets	71,148	112,446
Depreciation	(47,552)	(75,569)
Intangible assets	(104,597)	(179,491)
Other	(1,975)	(3,240)
Deferred tax liabilities	(154,124)	(258,300)
Net deferred tax liability	$(82,976)	$(145,854)

The company has a deferred tax asset of $4.0 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $6.2 million related to state net operating loss carryforwards, and $3.1 million for credit carryforwards with expiration dates through fiscal 2036. The utilization of a portion of these state carryforwards could be limited in the future; therefore, an insignificant valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $1.3 million and $1.8 million as of December 30, 2017 and December 31, 2016, respectively. This change is due to the expiration of the statute of limitations on several previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $1.3 million (less $0.3 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.1 million and $0.2 million at December 30, 2017 and December 31, 2016, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2015, and with limited exceptions, for years prior to 2013 in state jurisdictions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2017, 2016 and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Unrecognized tax benefit at beginning of fiscal year	$1,754	$727	$2,107
Gross increases	—	1,488	—
Lapses of statutes of limitations	(495)	(461)	(1,380)
Unrecognized tax benefit at end of fiscal year	$1,259	$1,754	$727

At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 23.	Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $30.1 million and $28.0 million related to self-insurance reserves at December 30, 2017 and December 31, 2016, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distributor model or exits a geographic market, the company is contractually required in some situations to purchase the distribution rights from the independent distributor.  The company expects to continue operating under this model and has concluded that the possibility of a loss is remote.

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

At this time, the company is defending 33 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty-two of these lawsuits seek class and/or collective action treatment. The remaining 11 cases allege individual claims and do not seek class or collective action treatment. The respective courts have ruled on plaintiffs’ motions for class certification in 16 of the pending cases, each of which is discussed below.  Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Martinez et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Henderson, LLC	2:15-cv-05112 16-56327	U.S. District Court Central District of California U.S. Court of Appeals for the Ninth Circuit	7/7/2015

The court denied a motion to certify Plaintiffs’ California state law claims against Defendants as a class action.  This lawsuit was settled on confidential terms on June 29, 2016, and thereafter dismissed with prejudice.  The denial of the class certification is currently on appeal to the U.S. Court of Appeals for the Ninth Circuit

Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015
Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc.	2:15-cv-01372	U.S. District Court District of Arizona	7/20/2015

On October 4, 2017, the parties filed with the court a Motion for Preliminary Approval of Class Action Settlement informing the court that the parties reached an agreement to settle this matter for a payment of $4.3 million, comprised of $1.2 million in settlement funds, $2.9 million in attorneys’ fees, and $0.2 million as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. This settlement charge has been recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of fiscal 2017.  The parties are working to obtain final court approval of the settlement.

Case Name	Case No.	Venue	Date Filed	Status
McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC	5:16-cv-00194	U.S. District Court District of South Carolina	1/20/2016

On December 7, 2017, the parties reached an agreement in principal to settle this matter for a payment of $1.5 million, comprised of $0.8 million in settlement funds, $0.6 million in attorneys’ fees, and a collective $0.1 million for a service award and as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. This settlement charge has been recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2017.  The parties are working to obtain court approval of the settlement.

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015
Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015
Zapata et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC	4:16-cv-00676	U.S. District Court Southern District of Texas	3/14/2016
Rodriguez et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC	4:16-cv-00245	U.S. District Court Southern District of Texas	1/28/2016
Richard et al. v. Flowers Foods, Inc., Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, Flowers Baking Co. of Tyler, LLC and Flowers Baking Co. of New Orleans, LLC	6:15-cv-02557	U.S. District Court Western District of Louisiana	10/21/2015
Carr et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:15-cv-06391	U.S. District Court Eastern District of Pennsylvania	12/1/2015
Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:16-cv-02581	U.S. District Court Eastern District of Pennsylvania	3/25/2016	This matter has been consolidated with the Carr litigation described immediately above.

Case Name	Case No.	Venue	Date Filed	Status
Soares et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Modesto, LLC	3:15-cv-04918	U.S. District Court Northern District of California	10/26/2015	On June 28, 2017, the court denied Plaintiffs' motion to certify California state law claims against Defendants as a class action.
Medrano v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016
Schucker et al. v. Flowers Foods, Inc., Lepage Bakeries Park St., LLC, and C.K. Sales Co., LLC	1:16-cv-03439	U.S. District Court Southern District of New York	5/9/2016

The court denied Plaintiffs' motion for conditional certification of a class under the FLSA.  On February 14, 2018, the parties reached an agreement in principal to settle this matter for a payment of approximately $1.3 million, comprised of $0.4 million in settlement funds, $0.9 million in attorneys’ fees, and a collective $0.1 million for service awards and incentives for class members who are active distributors not to opt out of certain portions of the new distributor agreement. The parties are working to obtain court approval of the settlement.

Long v. Flowers Foods, Inc., Flowers Baking Co. of Morristown, LLC, and Flowers Baking Co. of Knoxville, LLC	3:17-cv-00724	U.S. District Court Middle District of Tennessee	4/20/2017
Wiatrek v. Flowers Foods, Inc. and Flowers Baking Co. of San Antonio, LLC	5:17-cv-00772	U.S. District Court Western District of Texas	8/15/2017

The company and/or its respective subsidiaries contests the allegations and are vigorously defending all of these lawsuits. Given the stage of the complaints and the claims and issues presented, except for lawsuits disclosed herein that have reached a settlement or agreement in principle, the company cannot reasonably estimate at this time the possible loss or range of loss that may arise from the unresolved lawsuits.

As of December 30, 2017, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

Case Name	Case No.	Venue	Date Filed	Comments
Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC	3:12-cv-00596	U.S. District Court Western District of North Carolina	9/12/2012

On June 30, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter for $9.0 million, comprised of $5.2 million in settlement funds and $3.8 million in attorneys’ fees.  The settlement class consisted of approximately 270 class members. This settlement was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2016 and was paid in fiscal 2017.

Bokanoski et al. v. Lepage Bakeries Park Street, LLC and CK Sales Co., LLC	3:15-cv-00021	U.S. District Court District of Connecticut	1/6/2015

On March 13, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter, which includes 49 territories, for $1.25 million, including attorneys' fees. This settlement was recorded in selling, distribution and administrative expenses in our Consolidated Statements of Income during the third quarter of our fiscal 2016 and was paid during the first quarter of fiscal 2017.

Stewart et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC	1:15-cv-01162	U.S. District Court Western District of Tennessee	7/2/2015

On April 10, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter for $250,000, including attorneys’ fees, on behalf of sixteen distributors. This settlement was recorded in selling, distribution and administrative expenses in our Consolidated Statements of Income and was paid during the first quarter of fiscal 2017.

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

See Note 14, Debt, Lease and Other Commitments, for additional information on the company’s commitments.

Note 24.	Segment Reporting

The company’s DSD Segment primarily produces fresh packaged breads, buns, rolls, tortillas, and snack cakes and the Warehouse Segment produces fresh and frozen bread and rolls and snack cakes.

The company purchased DKB and Alpine during fiscal 2015.  See Note 10, Acquisitions, for more detailed disclosures for these acquisitions.  DKB is included in our DSD Segment and Alpine is included in our Warehouse Segment.  Their results from operations and impact on our total assets are included in the tables below in their respective segment.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations of these segments is as follows for fiscal years 2017, 2016, and 2015 (amounts in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales:
DSD Segment	$3,383,564	$3,347,616	$3,242,482
Warehouse Segment	767,844	787,233	733,170
Eliminations:
Sales from Warehouse Segment to DSD Segment	(165,674)	(144,525)	(134,013)
Sales from DSD Segment to Warehouse Segment	(65,001)	(63,439)	(63,134)
	$3,920,733	$3,926,885	$3,778,505
Gain on divestiture:
Warehouse Segment	$28,875	$—	$—
	$28,875	$—	$—
Multi-employer pension plan withdrawal costs:
DSD Segment	$18,268	$—	$—
	$18,268	$—	$—
Restructuring and related impairment charges:
DSD Segment	$80,026	$—	$—
Warehouse Segment	20,122	—	—
Unallocated corporate costs	3,982	—	—
	$104,130	$—	$—
Impairment of assets:
DSD Segment	$—	$24,877	$3,771
	$—	$24,877	$3,771
Depreciation and amortization:
DSD Segment	$126,485	$120,009	$115,801
Warehouse Segment	20,642	20,138	16,734
Unallocated corporate costs(1)	(408)	722	(360)
	$146,719	$140,869	$132,175
Income from operations:
DSD Segment	$202,669	$260,495	$302,361
Warehouse Segment	54,738	58,465	55,266
Unallocated corporate costs(2)	(94,495)	(55,070)	(59,748)
	$162,912	$263,890	$297,879
Interest expense	$36,557	$34,905	$26,815
Interest income	$(22,938)	$(20,552)	$(21,967)
Income before income taxes	$149,293	$249,537	$293,031
Capital expenditures:
DSD Segment	$64,317	$61,669	$72,148
Warehouse Segment	6,933	16,792	9,596
Other(3)	3,982	23,266	9,029
	$75,232	$101,727	$90,773

	December 30, 2017	December 31, 2016
Assets:
DSD Segment	$2,270,179	$2,344,616
Warehouse Segment	296,157	330,006
Other (3)	93,388	86,446
	$2,659,724	$2,761,068

(1)	Represents costs allocated to the company’s corporate head office.

(2)	Represents costs allocated to the company’s corporate head office and pension settlement loss.
(3)	Represents the company’s corporate head office assets including primarily cash and cash equivalents.

Sales by product category in each reportable segment are as follows for fiscal years 2017, 2016, and 2015 (amounts in thousands):

	Fiscal 2017			Fiscal 2016			Fiscal 2015
	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment
Branded retail	$2,299,931	$2,149,966	$149,965	$2,283,526	$2,114,142	$169,384	$2,151,514	$2,011,433	$140,081
Store branded retail	582,454	470,941	111,513	582,280	464,456	117,824	571,827	457,467	114,360
Non-retail and other	1,038,348	697,656	340,692	1,061,079	705,579	355,500	1,055,164	710,448	344,716
Total	$3,920,733	$3,318,563	$602,170	$3,926,885	$3,284,177	$642,708	$3,778,505	$3,179,348	$599,157

Note 25.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter during fiscal 2017 and fiscal 2016 represents a period of twelve weeks, except the first quarter, which includes sixteen weeks (amounts in thousands, except per share data):

		First Quarter**	Second Quarter**	Third Quarter**	Fourth Quarter
Sales	2017	$1,187,649	$926,639	$932,822	$873,623
	2016	$1,204,352	$935,025	$918,791	$868,717
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)*	2017	$607,941	$468,152	$476,170	$456,800
	2016	$621,190	$477,955	$476,760	$450,462
Net income (loss)	2017	$60,418	$44,740	$(33,571)	$78,533
	2016	$59,363	$51,155	$40,216	$13,042
Basic net income (loss) per share	2017	$0.29	$0.21	$(0.16)	$0.37
	2016	$0.28	$0.25	$0.19	$0.06
Diluted net income (loss) per share	2017	$0.29	$0.21	$(0.16)	$0.37
	2016	$0.28	$0.24	$0.19	$0.06

*

The company does not report gross margin.  This line item presents our material, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) under an alternative presentation.

**

As disclosed in Note 4, Financial Statement Revisions, the company reported cash receipts and payments for the repurchase and sale of territories and cash paid at issuance of notes receivable at net when these transactions should have been disaggregated. We concluded that the errors were not material to any of these prior periods that were impacted.  The error resulted in an understatement of cash flows from operating activities and cash flows used in investing activities of $5.9 million, $12.1 million and $12.8 million, respectively, for the sixteen, twenty-eight, and forty week amounts included in the first, second, and third quarters of fiscal 2017, respectively.  These amounts will be revised upon subsequent presentation of these financial statements.

The table below presents financial results that impact comparability, by quarter, for fiscal 2017 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2017	Footnote
Gain on divestiture	$(28,875)	$—	$—	$—	$(28,875)	Note 6
Restructuring and related impairment charges	$—	$—	$100,549	$3,581	$104,130	Note 5
Multi-employer pension plan withdrawal costs	$—	$—	$18,268	$—	$18,268	Note 21
Pension settlement loss	$—	$—	$3,030	$1,619	$4,649	Note 21
Income tax benefit resulting from Tax reform	$—	$—	$—	$(48,160)	$(48,160)	Note 22

The table below presents financial results that impact comparability, by quarter, for fiscal 2016 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2016	Footnote
Impairment of assets	$—	$—	$—	$24,877	$24,877	Note 9
Pension settlement loss	$—	$4,641	$1,832	$173	$6,646	Note 21

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

Note 26.	Subsequent Events

The company has evaluated subsequent events since December 30, 2017, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend.    On February 16, 2018, the Board of Directors declared a dividend of $0.17 per share on the company’s common stock to be paid on March 16, 2018 to shareholders of record on March 2, 2018.

Legal settlement.  On February 14, 2018, the company reached an agreement in principal to settle a distributor classification legal matter (Schucker case) for a payment of approximately $1.3 million.  See Note 23, Commitment and Contingencies, for additional details.