Form 10-Q
period 2018-04-21
FLOWERS FOODS INC
filed 2018-05-16
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 11, 2018
Common Stock, $.01 par value	210,813,687

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and may include, but are not limited to:

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
•

our ability to execute our business strategies, including those strategies we have initiated under Project Centennial, which may involve, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology,  and (iii) an enhanced organizational structure;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 30, 2017 (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Form 10-Q are listed without the  © , ®  and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 21, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,216	$5,129
Accounts and notes receivable, net of allowances of $3,669 and $3,154, respectively	292,840	280,050
Inventories, net:
Raw materials	43,181	41,710
Packaging materials	21,200	19,638
Finished goods	46,916	49,697
Inventories, net	111,297	111,045
Spare parts and supplies	62,298	61,330
Other	32,569	49,637
Total current assets	533,220	507,191
Property, plant and equipment, net:
Property, plant and equipment, gross	1,929,108	1,906,979
Less: accumulated depreciation	(1,207,465)	(1,174,953)
Property, plant and equipment, net	721,643	732,026
Notes receivable from independent distributor partners	199,876	187,737
Assets held for sale	8,184	15,323
Other assets	8,082	10,228
Goodwill	464,777	464,777
Other intangible assets, net	734,475	742,442
Total assets	$2,670,257	$2,659,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$11,806	$12,095
Accounts payable	209,639	181,388
Other accrued liabilities	152,359	200,468
Total current liabilities	373,804	393,951
Long-term debt:
Total long-term debt and capital lease obligations	818,141	820,141
Other liabilities:
Postretirement/post-employment obligations	36,206	60,107
Deferred taxes	96,259	82,976
Other long-term liabilities	54,316	51,872
Total other long-term liabilities	186,781	194,955
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,915,898 shares and 18,203,381 shares, respectively	(232,707)	(235,493)
Capital in excess of par value	649,763	650,872
Retained earnings	953,469	919,658
Accumulated other comprehensive loss	(79,193)	(84,559)
Total stockholders’ equity	1,291,531	1,250,677
Total liabilities and stockholders’ equity	$2,670,257	$2,659,724

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Sales	$1,206,453	$1,187,649
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	625,122	608,068
Selling, distribution and administrative expenses	454,463	463,066
Depreciation and amortization	44,189	47,188
Impairment of assets	2,483	—
Multi-employer pension plan withdrawal costs	2,322	—
Restructuring charges	1,259	—
Gain on divestiture	—	(28,875)
Income from operations	76,615	98,202
Interest expense	10,996	11,625
Interest income	(8,095)	(6,577)
Pension plan settlement loss	4,668	—
Other components of net periodic pension and postretirement benefits credit	(735)	(1,923)
Income before income taxes	69,781	95,077
Income tax expense	18,534	34,659
Net income	$51,247	$60,418
Net income per common share:
Basic:
Net income per common share	$0.24	$0.29
Weighted average shares outstanding	210,888	209,123
Diluted:
Net income per common share	$0.24	$0.29
Weighted average shares outstanding	211,311	210,275
Cash dividends paid per common share	$0.1700	$0.1600

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Net income	$51,247	$60,418
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	3,490	—
Net gain for the period	8,813	—
Amortization of prior service cost included in net income	26	33
Amortization of actuarial loss included in net income	1,076	1,110
Pension and postretirement plans, net of tax	13,405	1,143
Derivative instruments:
Net change in fair value of derivatives	10,470	(3,518)
Loss reclassified to net income	297	474
Derivative instruments, net of tax	10,767	(3,044)
Other comprehensive income (loss), net of tax	24,172	(1,901)
Comprehensive income	$75,419	$58,517

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				51,247				51,247
Derivative instruments, net of tax					10,767			10,767
Pension and postretirement plans, net of tax					13,405			13,405
Exercise of stock options			(151)			72,785	942	791
Amortization of share-based compensation awards			3,375					3,375
Issuance of deferred compensation			(37)			2,864	37	—
Performance-contingent restricted stock awards issued (Note 17)			(4,062)			313,906	4,062	—
Issuance of deferred stock awards			(234)			18,075	234	—
Stock repurchases						(120,147)	(2,489)	(2,489)
Dividends paid on vested share-based payment awards				(405)				(405)
Dividends paid — $.1700 per common share				(35,837)				(35,837)
Reclassification of stranded income tax effects to retained earnings (Note 1)				18,806	(18,806)
Balances at April 21, 2018	228,729,585	$199	$649,763	$953,469	$(79,193)	(17,915,898)	$(232,707)	$1,291,531

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$51,247	$60,418
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,375	5,975
Impairment of assets	2,483	—
Gain on divestiture	—	(28,875)
Loss reclassified from accumulated other comprehensive income to net income	353	727
Depreciation and amortization	44,189	47,188
Deferred income taxes	5,132	2,045
Provision for inventory obsolescence	2,073	1,939
Allowances for accounts receivable	976	695
Pension and postretirement plans cost (income)	4,309	(1,612)
Other	(706)	(1,862)
Qualified pension plan contributions	(10,000)	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(12,072)	(14,534)
Inventories, net	(2,325)	(1,401)
Hedging activities, net	16,001	(9,057)
Other assets	3,945	1,707
Accounts payable	28,540	14,998
Other accrued liabilities	(40,408)	3,570
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,112	81,921
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,550)	(17,465)
Proceeds from sale of property, plant and equipment	499	329
Repurchase of independent distributor territories	(1,135)	(3,032)
Cash paid at issuance of notes receivable	(8,642)	(6,641)
Principal payments from notes receivable	8,171	7,370
Proceeds from sale of mix plant	—	41,230
Other investing activities	228	641
NET CASH (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES	(27,429)	22,432
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(36,243)	(33,885)
Exercise of stock options	791	6,249
Stock repurchases, including accelerated stock repurchases	(2,489)	(2,151)
Change in bank overdrafts	(1,405)	(10,513)
Proceeds from debt borrowings	1,000	304,100
Debt and capital lease obligation payments	(2,250)	(368,050)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(40,596)	(104,250)
Net increase in cash and cash equivalents	29,087	103
Cash and cash equivalents at beginning of period	5,129	6,410
Cash and cash equivalents at end of period	$34,216	$6,513

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 21, 2018 and April 22, 2017 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 30, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2018 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2018 (sixteen weeks), second quarter ending July 14, 2018 (twelve weeks), third quarter ending October 6, 2018 (twelve weeks) and fourth quarter ending December 29, 2018 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total year to date sales) currently operates 39 plants that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado. The Warehouse Segment (16% of total year to date sales) currently operates eight plants that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels.

On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure establishes two business units (“BUs”), Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019. Management will continue to review financial information for the DSD Segment and Warehouse Segment until the new organizational structure is fully implemented.

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 21, 2018 and April 22, 2017. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
	(% of Sales)
DSD Segment	17.6	17.3
Warehouse Segment	2.4	2.5
Total	20.0	19.8

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 19.2% and 23.6%, on a consolidated basis, as of April 21, 2018 and December 30, 2017, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — Significant changes to our critical accounting policies for the quarter ended April 21, 2018 from those disclosed in the Form 10-K are presented below.  The policy changes for revenue, derivative financial instruments, and taxes are a result of adopting new guidance issued by the Financial Accounting Standards Board (the “FASB”) during the first quarter of our fiscal 2018.  See Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the new guidance.

Revenue.  Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Consideration payable to a customer is recognized at the time control transfers and is a reduction to revenue.  Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in our selling, distribution, and administration expense line item on the Condensed Consolidated Statements of Operations.

The company’s production facilities deliver products to independent distributor partners (“IDP” or “IDPs”), who sell and deliver those products to outlets of retail accounts that are within the IDPs’ defined geographic territory. The IDPs sell products using either scan-based trading (“SBT”) technology, authorized charge tickets, or cash sales.

SBT technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Control of the inventory does not transfer upon delivery to the retailer because the company controls the risks and rights until the product is scanned at the reseller’s register.  Each of the company’s products are a distinct good since the resellers expect each item to be a performance obligation.  The company’s performance obligations are satisfied at the point in time when the end consumer purchases the product because each product is considered a separate performance obligation. Consequently, revenue is recognized at a point in time for each scanned item.  The company has concluded that we are the principal.

SBT is utilized primarily in certain national and regional retail accounts (“SBT Outlet”). Generally, revenue is not recognized by the company upon delivery of our products by the company to the IDP or upon delivery of our products by the IDP to a SBT Outlet, but when our products are purchased by the end consumer. Product inventory in the SBT Outlet is reflected as inventory on the Condensed Consolidated Balance Sheets.

The IDP performs a physical inventory of products at each SBT Outlet weekly and reports the results to the company. The inventory data submitted by the IDP for each SBT Outlet is compared with the product delivery data. Product delivered to a SBT Outlet that is not recorded in the product delivery data has been purchased by the consumer/customer of the SBT Outlet and is recorded as sales revenue by the company.

Non-SBT sales are classified as either authorized charged sales or cash sales.  The company provides marketing support to the IDP for authorized charged sales, but does not provide marketing support to the IDP for cash sales.  Marketing support includes providing a dedicated account representative, resolving complaints, and accepting responsibility for product quality which collectively define how to manage the relationship.  Revenue is recognized at a point in time for non-SBT sales.

The company retains inventory risk, establishes negotiated special pricing, and fulfills the contractual obligations for authorized charged sales.  The company is the principal, the IDP is the agent, and the reseller is the customer.  Revenue is recognized for authorized charge sales when the product is delivered to the customer because the company has satisfied its performance obligations.

Cash sales occur when the IDP is the end customer.  The IDP maintains accounts receivable, inventory and fulfillment risk for cash sales.  The IDP also controls pricing for the resale of cash sale products.  The company is the principal and the IDP is the customer, and an agent relationship does not exist.  The discount paid to the IDP for cash sales is recorded as a reduction to revenue.  Cash sales are recognized when the company’s products are delivered to the IDP because the company has satisfied its performance obligations.

Sales in the Warehouse Segment are under contracts and include a formal ordering system.  Orders are placed primarily using purchase orders (“PO”) or electronic data interchange (“EDI”) information.  Each PO, together with the applicable master supply agreement, is determined to be a separate contract.  Product is delivered via contract carriers engaged by either the company or the customer with shipping terms provided on the PO.

Each unit sold, for all product categories, is a separate performance obligation.  Each unit is considered distinct because the customer can benefit from each unit by selling each one to the end consumer.  Additionally, each unit is separately identifiable in the PO.  Products are delivered either freight-on-board (“FOB”) shipping or destination.  The company’s right to payment is at the time our products are obtained from our warehouse for FOB shipping deliveries.  The right to payment for FOB destination deliveries occurs after the products are delivered to the customer.  Revenue is recognized at a point in time when control transfers.  The company pays commissions to brokers who obtain contracts with customers.  Commissions are paid on the total value of the contract, which is determined at contract inception and is based on expected future activity.  Broker commissions will not extend beyond a one-year term because each product is considered a separate order in the PO.

The company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less.  These costs are included in selling, distribution, and administrative expense line item on the Condensed Consolidated Statements of Operations.

The company disaggregates revenue by sales channel for each reportable segment.  Our sales channels are branded retail, store branded retail, and non-retail and other.  The non-retail and other channel includes foodservice, restaurants, and contract manufacturing.  The company does not disaggregate revenue by geographic region, customer type, or contract type.  All revenues are recognized at a point in time.  The disclosures for segment revenues by sales channel are in Note 20, Segment Reporting, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Derivative Financial Instruments.  New guidance updates the disclosure requirements for derivatives and hedging activities with the intent to provide investors with an enhanced understanding of: (a) how and why an entity uses derivative instruments and related hedged items, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the company’s objectives and strategies for using derivative instruments, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required, the company records all derivatives on the Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedged item with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the company elects not to apply hedge accounting.

Income taxes.  The company releases the income tax effect from accumulated other comprehensive income (loss) (“AOCI”) in the period when the underlying transaction impacts earnings.  We adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the Act of $18.8 million from AOCI to retained earnings. This reclassification consists of deferred taxes originally recorded in AOCI that exceed the newly enacted federal corporate tax rate.

2. FINANCIAL STATEMENT REVISIONS

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

The table below presents the revisions to the applicable Condensed Consolidated Statements of Cash Flows line item to correct the errors for the sixteen weeks ended April 22, 2017 (amounts in thousands):

	Condensed Consolidated Statements of Cash Flows
	Sixteen Weeks Ended April 22, 2017
Impacted Condensed Consolidated Statements of Cash Flows Line Item	As Previously Reported	Revisions	As Revised
Other assets	$(4,702)	$6,409	$1,707
Other accrued liabilities	$4,052	$(482)	$3,570
Net cash provided by operating activities	$75,994	$5,927	$81,921
Repurchase of independent distributor territories	$(3,161)	$129	$(3,032)
Cash paid at issuance of notes receivable	$—	$(6,641)	$(6,641)
Other investing activities	$56	$585	$641
Net cash provided by investing activities	$28,359	$(5,927)	$22,432

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was adopted on December 31, 2017, the first day of our fiscal 2018.  The company applied the guidance at adoption on the modified retrospective transition method.  This guidance was applied to all contracts not completed at the adoption date.  The adoption of this guidance did not impact our financial statements; however, updated disclosures are included in Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  Changes were made to our internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the company’s revenue disclosures changed beginning in fiscal 2018.  The new disclosures require more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statements of cash flows. This guidance was adopted on December 31, 2017, the first day of our fiscal 2018, and it did not impact the prior or current period presentation.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance was adopted on December 31, 2017, the first day of our fiscal 2018. This guidance will impact the company’s assessment of a future acquisition of either an asset or a business in future transactions beginning in our fiscal 2018.

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statements.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statements will be reported separate from the service cost and outside of income from operations.  This guidance was adopted on December 31, 2017, the first day of our fiscal 2018.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company has elected to use the practical expedient option and presented the amounts disclosed in our prior pension and postretirement footnote for the comparative prior period for the retrospective presentation requirement.  The company did not capitalize pension cost.   The impact (including defined benefit and postretirement plans) for the sixteen weeks ended April 22, 2017 is presented in the table below (amounts in thousands):

	For the Sixteen Weeks Ended
	Previously Filed	Post-adoption
	April 22, 2017	April 22, 2017
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$607,941	$608,068
Selling, distribution and administrative expenses	$461,270	$463,066
Income from operations	$100,125	$98,202
Other components of net periodic pension and postretirement benefits credit	$—	$(1,923)

In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice for changes to the terms and conditions of a share-based payment award.  This guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  This guidance was adopted on December 31, 2017, the first day of our fiscal 2018. This guidance will impact any modified share-based payment awards beginning in our fiscal 2018.

In August 2017, the FASB amended the guidance for hedge accounting.  This guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting.  It also amends the presentation and disclosure requirements and changes the requirements for companies to separately measure ineffectiveness.  It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs.  We elected to early adopt this guidance as of December 31, 2017, the first day of our fiscal 2018.  All transition requirements and elections were applied to hedging relationships existing on the date of adoption.  The amended presentation and disclosure requirements must be applied prospectively.  The guidance requires a modified retrospective transition method in which companies recognize the cumulative effect of the change on the opening balance of each affected component of equity on the balance sheet as of the date of adoption.  There was no cumulative effect change to the company at adoption of this amended guidance.

In February 2018, the FASB issued guidance to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Act.   We elected to early adopt this guidance as of December 31, 2017, the first day of our fiscal 2018.  The table below presents the impact of this reclassification on December 31, 2017 (amounts in thousands) (positive value denotes a debit balance):

	Impacted Line Item (Dr (Cr))
	Retained Earnings	AOCI
Pension and postretirement plans	(17,097)	17,097
Hedged financial instruments	(1,709)	1,709
Total reclassification of stranded income tax effects to retained earnings from AOCI	$(18,806)	$18,806

Accounting pronouncements not yet adopted

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  We have selected a new software tool to assist us in the abstracting process of our leases.  This process began in our first quarter of fiscal 2018 and is anticipated to be complete in the second half of fiscal 2018.  The company expects a significant impact to our Consolidated Financial Statements because of this guidance. The company currently has significant operating leases with our fiscal 2017 lease expense totaling $95.0 million.

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

4. RESTRUCTURING ACTIVITIES

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow the top-line over time.  These priorities are as follows:

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization, continuously improve, and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $6.4 million and $15.4 million for these non-restructuring consulting costs during the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively.

Develop leading capabilities.  As of April 21, 2018, we report our financial results in either the DSD Segment or the Warehouse Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure will establish two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019.  We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $1.5 million for relocating employees were incurred during the first quarter of fiscal 2018 in the restructuring charges line item on the Condensed Consolidated Statements of Operations.  We anticipate incurring additional reorganization costs as we continue implementing the enhanced organizational structure.  The current DSD and warehouse segmentation will remain until the new structure is in place.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure, streamline operations, and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded an aggregate charge of $29.1 million for the VSIP which includes a credit of $0.6 million when we estimated our VSIP liabilities during the sixteen weeks ended April 21, 2018.  These charges consist primarily of employee severance and benefits-related costs and are recorded in the restructuring charges line item on our Condensed Consolidated Statements of Operations.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial also included a brand rationalization study to identify high-potential and established brands to focus on innovation and cash flow, respectively.  The study, which concluded in our third quarter of fiscal 2017, changed the outlook for several brands and resulted in the recognition of an impairment on certain of these finite-lived and indefinite-lived intangible trademark assets in our third quarter of fiscal 2017.  The total intangible asset impairment charges, which were recorded in the restructuring charges line item in our Condensed Consolidated Statements of Operations, were $66.2 million.  Project Centennial is expected to be completed by our fiscal 2021.

On August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The bakery closed in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits.  These amounts are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Operations.  The company continues to explore additional opportunities to streamline our core operations but as of April 21, 2018, we cannot estimate the additional costs to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative will focus on growing share in underdeveloped markets.  Adjacencies are geographic and/or product categories that will allow us to leverage our competitive advantages.  This can be done either organically with our high-potential brands or through strategic acquisitions.  As of April 21, 2018, we cannot estimate the costs to be incurred for this initiative.

See Note 20, Segment Reporting, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the allocation of restructuring charges to each of our segments.  The table below presents the components of costs associated with Project Centennial (amounts in thousands):

	For the Sixteen Weeks Ended	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Restructuring and related impairment charges:
Reorganization costs	$1,512	$—
VSIP	(597)	—
Employee termination benefits	344	—
Restructuring and related impairment charges (1)	1,259	—
Project Centennial implementation costs (2)	6,432	15,406
Total Project Centennial restructuring and implementation costs	$7,691	$15,406

(1)	Presented on our Condensed Consolidated Statements of Operations.
(2)	Costs are recorded in the selling, distribution, and administrative expenses line item of our Condensed Consolidated Statements of Operations.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(597)	344	1,512	1,259
Cash payments	(23,912)	(608)	(1,512)	(26,032)
Non-cash settlements	—	—	—	—
Liability balance (3) at April 21, 2018	$513	$204	$—	$717

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

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

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 21, 2018 and April 22, 2017, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 21, 2018	April 22, 2017	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(44)	$(44)	Interest expense
Commodity contracts	(353)	(727)	Cost of sales, Note 3
Total before tax	(397)	(771)	Total before tax
Tax benefit	100	297	Tax benefit
Total net of tax	(297)	(474)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(35)	(54)	Note 1
Settlement loss	(4,668)	—	Note 1
Actuarial losses	(1,440)	(1,805)	Note 1
Total before tax	(6,143)	(1,859)	Total before tax
Tax benefit	1,551	716	Tax benefit
Total net of tax	(4,592)	(1,143)	Net of tax
Total reclassifications	$(4,889)	$(1,617)	Net of tax

Note 1:

These items are included in the computation of net periodic pension cost. These are reported in the other components of net periodic pension and postretirement benefits credit line item on the Condensed Consolidated Statements of Operations.  See Note 18, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income (loss).
Note 3:	Amounts are presented as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 21, 2018, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)
Other comprehensive income before reclassifications	10,470	8,813	19,283
Reclassified to earnings from AOCI	297	4,592	4,889
Reclassified to retained earnings from AOCI	(1,709)	(17,097)	(18,806)
AOCI at April 21, 2018	$2,575	$(81,768)	$(79,193)

During the sixteen weeks ended April 22, 2017, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2016	$(1,061)	$(82,222)	$(83,283)
Other comprehensive income before reclassifications	(3,518)	—	(3,518)
Reclassified to earnings from AOCI	474	1,143	1,617
AOCI at April 22, 2017	$(4,105)	$(81,079)	$(85,184)

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

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Gross loss reclassified from AOCI into income	$353	$727
Tax benefit	(89)	(280)
Net of tax	$264	$447

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 21, 2018 and December 30, 2017, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 21, 2018	December 30, 2017
Goodwill	$464,777	$464,777
Amortizable intangible assets, net of amortization	527,875	535,842
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,199,252	$1,207,219

The were no changes in the carrying amount of goodwill during the sixteen weeks ended April 21, 2018.

As of April 21, 2018 and December 30, 2017, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 21, 2018			December 30, 2017
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$371,392	$37,792	$333,600	$371,392	$34,716	$336,676
Customer relationships	281,621	89,087	192,534	281,621	84,280	197,341
Non-compete agreements	4,874	4,874	—	4,874	4,874	—
Distributor relationships	4,123	2,382	1,741	4,123	2,298	1,825
Total	$662,010	$134,135	$527,875	$662,010	$126,168	$535,842

Aggregate amortization expense for the sixteen weeks ended April 21, 2018 and April 22, 2017 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 21, 2018	$7,967
For the sixteen weeks ended April 22, 2017	$8,555

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2018	$17,818
2019	$25,288
2020	$24,795
2021	$24,234
2022	$23,643

There were $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 21, 2018 and December 30, 2017. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by IDPs. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company finances approximately 4,226 IDPs’ distribution rights as of April 21, 2018 and December 30, 2017, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to ten years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 21, 2018	$8,095
For the sixteen weeks ended April 22, 2017	$6,577

At April 21, 2018 and December 30, 2017, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 21, 2018	December 30, 2017
Distributor notes receivable	$225,535	$211,702
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	25,659	23,965
Long-term portion of distributor notes receivable	$199,876	$187,737

At April 21, 2018 and December 30, 2017, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 21, 2018 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,155	$376,688	2
2022 notes	$398,089	$409,612	2

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

As of April 21, 2018, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$4,071	$—	$—	$4,071
Other long-term	563	—	—	563
Total	4,634	—	—	4,634

Liabilities:
Other current	(689)	—	—	(689)
Other long-term	(384)	—	—	(384)
Total	(1,073)	—	—	(1,073)
Net Fair Value	$3,561	$—	$—	$3,561

As of December 30, 2017, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$259	$—	$—	$259
Other long-term	32	—	—	32
Total	291	—	—	291

Liabilities:
Other current	(10,247)	—	—	(10,247)
Other long-term	(639)	—	—	(639)
Total	(10,886)	—	—	(10,886)
Net Fair Value	$(10,595)	$—	$—	$(10,595)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period of time extending primarily into fiscal 2020. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All of the company-held commodity derivatives at April 21, 2018 and December 30, 2017, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 21, 2018		December 30, 2017		April 21, 2018		December 30, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$4,071	Other current assets	$259	Other current accrued liabilities	$689	Other current accrued liabilities	$10,247
Commodity contracts	Other assets	563	Other assets	32	Other long-term liabilities	384	Other long-term liabilities	639
Total		$4,634		$291		$1,073		$10,886

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 21, 2018	April 22, 2017	into Income (Effective Portion)(2)	April 21, 2018	April 22, 2017
Interest rate contracts	$—	$—	Interest expense	$33	$27
Commodity contracts	10,470	(3,518)	Production costs(3)	264	447
Total	$10,470	$(3,518)		$297	$474

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively, related to the company’s commodity risk hedges.

At April 21, 2018, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(29)	$(58)	$(87)
Expiring in 2018	1,226	—	1,226
Expiring in 2019	1,505	—	1,505
Expiring in 2020	(69)	—	(69)
Total	$2,633	$(58)	$2,575

Derivative Transactions Notional Amounts

As of April 21, 2018, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$94,608
Soybean oil contracts	26,321
Natural gas contracts	11,604
Corn contracts	14,363
Total	$146,896

The company’s derivative instruments contain no credit-risk related contingent features at April 21, 2018.  As of April 21, 2018 and December 30, 2017, the company had $1.1 million and $16.3 million, respectively, in other current assets representing collateral for hedged positions.  There were $0.9 million in other current liabilities representing collateral for hedged positions on April 21, 2018.  There were no amounts representing collateral recorded in other current accrued liabilities for hedged positions as of December 30, 2017.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 21, 2018	December 30, 2017
Prepaid assets	$23,744	$22,154
Fair value of derivative instruments	4,071	259
Collateral to counterparties for derivative positions	1,056	16,324
Income taxes receivable	3,201	10,133
Other	497	767
Total	$32,569	$49,637

Other non-current assets consist of (amounts in thousands):

	April 21, 2018	December 30, 2017
Unamortized financing fees	$1,568	$1,787
Investments	3,345	3,434
Notes receivable	—	2,464
Deposits	2,442	2,342
Other	727	201
Total	$8,082	$10,228

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line on the Condensed Consolidated Statements of Operations.

11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 21, 2018	December 30, 2017
Employee compensation	$21,968	$15,276
VSIP liabilities	513	25,022
Employee vacation	24,566	22,638
Employee bonus	9,701	29,369
Fair value of derivative instruments	689	10,247
Insurance	32,938	30,052
Bank overdraft	4,294	5,699
Accrued interest	1,770	7,711
Accrued taxes	9,005	10,943
Accrued legal settlements	4,178	6,928
Accrued legal costs	6,253	7,877
Multi-employer pension plan withdrawal costs	17,337	15,223
Accrued short term deferred income	5,238	4,940
Other	13,909	8,543
Total	$152,359	$200,468

12. ASSETS HELD FOR SALE

The company purchases distribution rights from and sells distribution rights to IDPs from time to time. The company repurchases distribution rights from IDPs in circumstances when the company decides to exit a territory or, in some cases, when the IDP elects to terminate its relationship with the company. In the majority of the distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the IDP. In the event an IDP terminates its relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The IDPs may also sell their distribution rights to another person or entity. Distribution rights purchased from IDPs and operated as company-owned territories are recorded on the Condensed Consolidated Balance Sheets in the line item “Assets held for sale” while the company actively seeks another IDP to purchase the distribution rights for the territory.  Distributions rights held for sale and operated by the company are sold to IDPs at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 21, 2018 and December 30, 2017, respectively (amounts in thousands):

	April 21, 2018	December 30, 2017
Distributor territories	$6,493	$13,584
Property, plant and equipment	1,691	1,739
Total assets held for sale	$8,184	$15,323

13. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at April 21, 2018 and December 30, 2017, respectively (amounts in thousands):

	April 21, 2018	December 30, 2017
Unsecured credit facility	$—	$—
2026 notes	395,155	394,978
2022 notes	398,089	397,941
Accounts receivable securitization facility	—	—
Capital lease obligations	25,713	27,150
Other notes payable	10,990	12,167
	829,947	832,236
Current maturities of long-term debt and capital lease obligations	11,806	12,095
Total long-term debt and capital lease obligations	$818,141	$820,141

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current accrued liabilities on our Condensed Consolidated Balance Sheets. As of April 21, 2018 and December 30, 2017, the bank overdraft balance was $4.3 million and $5.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.5 million and $8.7 million at April 21, 2018 and December 30, 2017, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 21, 2018, and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding under the facility on either April 21, 2018 or December 30, 2017.  As of April 21, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $190.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on April 21, 2018 and December 30, 2017 and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of April 21, 2018 and December 30, 2017, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. On November 29, 2017, the company entered into the sixth amendment to its amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender. The amendment, among other things (i) extends the maturity date of the existing credit agreement to November 29, 2022; (ii) amends the applicable margin for revolving loans maintained as (1) base rate loans and swingline loans to a range of 0.00% to 0.575% (from a range of 0.00% to 0.75% in the existing credit agreement) and (2) Eurodollar loans to a range of 0.575% to 1.575% (from a range of 0.70% to 1.75% in the existing credit agreement), in each case, based on the leverage ratio of the company and its subsidiaries; (iii) amends the applicable facility fee to a range of 0.05% to 0.30% (from a range of 0.05% to 0.50% in the existing credit agreement), due quarterly on all commitments under the amended credit agreement, based on the leverage ratio of the company and its subsidiaries; and (iv) amends the maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters.

The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of April 21, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.4 million and $1.6 million on April 21, 2018 and December 30, 2017, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 21, 2018.

Amount (thousands)
Balance at December 30, 2017	$—
Borrowings	1,000
Payments	(1,000)
Balance at April 21, 2018	$—

The table below presents the net amount available under the credit facility as of April 21, 2018:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,548)
Available for withdrawal	$491,452

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 21, 2018:

Amount (thousands)
High balance	$1,000
Low balance	$—

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of April 21, 2018, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2018	$9,410
2019	10,623
2020	5,344
2021	3,598
2022	402,101
2023 and thereafter	405,887
Total	$836,963

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 21, 2018 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$4,845	$395,155
2022 notes	400,000	1,911	398,089
Other notes payable	11,250	260	10,990
Total	$811,250	$7,016	$804,234

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 30, 2017 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$5,022	$394,978
2022 notes	400,000	2,059	397,941
Other notes payable	12,500	333	12,167
Total	$812,500	$7,414	$805,086

The company also leases certain property and equipment under various operating and capital lease arrangements.  During the first quarter of fiscal 2017, the company terminated certain operating lease contracts prior to the maturity date, which resulted in net termination costs.  The net termination costs consisted of $1.2 million of lease termination gain recognized in the selling, distribution and administrative line item and $1.8 million of lease termination costs recognized in the depreciation and amortization line item of our Condensed Consolidated Statements of Operations.

14. VARIABLE INTEREST ENTITIES

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 21, 2018 and December 30, 2017, there was $25.7 million and $27.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated IDPs in the DSD Segment qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of April 21, 2018 and December 30, 2017, there was $158.7 million and $137.9 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

15. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $32.9 million and $30.1 million related to self-insurance reserves, excluding the distributor litigation discussed below, at April 21, 2018 and December 30, 2017, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 35 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty-four of these lawsuits seek class and/or collective action treatment. The remaining eleven cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in 16 of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Martinez et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Henderson, LLC	2:15-cv-05112 16-56327	U.S. District Court Central District of California U.S. Court of Appeals for the Ninth Circuit	7/7/2015

The court denied a motion to certify Plaintiffs’ California state law claims against Defendants as a class action.  This lawsuit was settled on confidential terms on June 29, 2016, and thereafter dismissed with prejudice.  The denial of the class certification was appealed to the U.S. Court of Appeals for the Ninth Circuit.  On April 25, 2018, the court dismissed the appeal.

Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015
McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC	5:16-cv-00194	U.S. District Court District of South Carolina	1/20/2016

On December 7, 2017, the parties reached an agreement in principal to settle this matter for a payment of $1.5 million, comprised of $0.8 million in settlement funds, $0.6 million in attorneys’ fees, and a collective $0.1 million for a service award and as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. This settlement charge has been recorded as a selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Operations during the fourth quarter of fiscal 2017.  On May 4, 2018, the court preliminarily approved the settlement.  The parties are working to obtain final court approval of the settlement.

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

The court denied Plaintiffs' motion for conditional certification of a class under the FLSA.  On February 14, 2018, the parties reached an agreement in principal to settle this matter for a payment of approximately $1.3 million, comprised of $0.4 million in settlement funds, $0.9 million in attorneys’ fees, and a collective $0.1 million for service awards and incentives for class members who are active distributors not to opt out of certain portions of the new distributor agreement. This settlement charge has been recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the first quarter of fiscal 2018.  The parties are working to obtain court approval of the settlement.  On April 20, 2018, the court preliminarily approved the settlement.  The parties are working to obtain final court approval of the settlement.

Long v. Flowers Foods, Inc., Flowers Baking Co. of Morristown, LLC, and Flowers Baking Co. of Knoxville, LLC	3:17-cv-00724	U.S. District Court Middle District of Tennessee	4/20/2017
Wiatrek v. Flowers Foods, Inc. and Flowers Baking Co. of San Antonio, LLC	5:17-cv-00772	U.S. District Court Western District of Texas	8/15/2017
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016

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

As of April 21, 2018, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

On March 13, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter, which includes 49 territories, for $1.25 million, including attorneys' fees. This settlement was recorded in selling, distribution and administrative expenses in our Condensed Consolidated Statements of Operations during the third quarter of our fiscal 2016 and was paid during the first quarter of fiscal 2017.

Stewart et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC	1:15-cv-01162	U.S. District Court Western District of Tennessee	7/2/2015

On April 10, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter for $250,000, including attorneys’ fees, on behalf of sixteen distributors. This settlement was paid and recorded in selling, distribution and administrative expenses in our Condensed Consolidated Statements of Operations during the first quarter of fiscal 2017.

Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc.	2:15-cv-01372	U.S. District Court District of Arizona	7/20/2015

On March 23, 2018, the court dismissed this lawsuit and approved an agreement to settle this matter for $4.3 million, comprised of $1.2 million in settlement funds, $2.9 million in attorneys’ fees, and $0.2 million as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. The settlement consisted of approximately 192 class members. This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of fiscal 2017 and was paid during the first quarter of fiscal 2018.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws, and will allow others to proceed to fact discovery.

The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

See Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Net income	$51,247	$60,418
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,888	209,123
Basic earnings per common share	$0.24	$0.29
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,888	209,123
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	423	1,152
Diluted weighted average shares outstanding for common stock	211,311	210,275
Diluted earnings per common share	$0.24	$0.29

There were 378,220 and 813,870 of anti-dilutive shares during the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively.

17. STOCK-BASED COMPENSATION

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards for the purpose of providing our officers, key employees, and non-employee directors’ incentives and rewards for performance. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the stock appreciation right plan, and the bonus plan. Equity awards granted after May 21, 2014 are governed by the Omnibus Plan. No additional awards were issued under the EPIP after May 21, 2014 and the last issued awards were fully exercised during the first quarter of fiscal 2018. Awards granted under the Omnibus Plan are limited to the authorized amount of 8,000,000 shares.

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  There were no grants in the first quarter of fiscal 2018; however, the company is analyzing its award structure and may grant awards later in fiscal 2018.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that were vested and fully exercised by our first quarter of fiscal 2018.

The company’s final 72,785 stock options, with an exercise price of $10.87, outstanding on December 30, 2017 were exercised during the first quarter of fiscal 2018.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively, were as follows (amounts in thousands):

	April 21, 2018	April 22, 2017
Cash received from option exercises	$791	$6,249
Tax benefit at exercise, net	$111	$1,443
Intrinsic value of stock options exercised	$609	$5,092

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2015 award, which vested in fiscal 2017, did not meet the performance condition and no shares were issued.  The 2016 award, which vested in fiscal 2018, vested at 12.5% of target.

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

Grant Date	January 1, 2017
Shares granted	426
Vesting date	3/1/2019
Fair value per share	$23.31

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2015 award, which vested in fiscal 2017, actual attainment was 87% of ROI Target.  The 2016 award, which vested in fiscal 2018, actual attainment was 70% of ROI Target.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2017 award is being expensed at  100% of ROI Target. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	January 1, 2017
Shares granted	426
Vesting date	3/1/2019
Fair value per share	$19.97

Performance-Contingent Restricted Stock Summary

The table below presents the TSR modifier share adjustment, ROIC modifier share adjustment, accumulated dividends on vested shares, and the tax benefit/(expense) at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data).  The shortfall at vesting of 2015 and 2016 awards was recorded as tax expense.

Award Granted	Fiscal Year Vested	TSR Modifier Increase/(Decrease) Shares	ROIC Modifier Increase/(Decrease) Shares	Dividends at Vesting (thousands)	Tax Benefit/(Expense)	Fair Value at Vesting
2016	2018	(333,112)	(114,190)	$405	$(2,130)	$6,504
2015	2017	(378,219)	(49,272)	$392	$(3,099)	$6,316

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 21, 2018 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 30, 2017	1,575	$22.20
Grant reduction for not achieving the ROIC modifier	(114)	$21.49
Grant reduction for not achieving the TSR modifier	(333)	$24.17
Vested	(314)	$21.89
Forfeited	(26)	$21.09
Nonvested shares at April 21, 2018	788	$21.64

As of April 21, 2018, there was $6.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.86 years. The total intrinsic value of shares vested during the sixteen weeks ended April 21, 2018 was $6.5 million.

Deferred and Restricted Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During fiscal 2018, non-employee directors elected to receive an aggregate of 12,950 common shares for board retainer deferrals pursuant to the Omnibus Plan.  A total of 10,020 common shares were vested and issued for previous board retainer deferrals.

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

The deferred stock activity for the sixteen weeks ended April 21, 2018 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 30, 2017	87	$18.70
Vested	(10)	$19.97
Granted	13	$19.31
Nonvested shares at April 21, 2018	90	$18.64	0.44	$305

As of April 21, 2018, there was $0.3 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.44 years.  The total intrinsic value of shares vested during the sixteen weeks ended April 21, 2018 was $0.2 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended  April 21, 2018 and April 22, 2017, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Performance-contingent restricted stock awards	$2,853	$5,367
Deferred and restricted stock	522	608
Total stock-based compensation	$3,375	$5,975

18. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 21, 2018 as compared to accounts at December 30, 2017 (amounts in thousands):

	April 21, 2018	December 30, 2017
Current liability	$935	$935
Noncurrent liability	$36,206	$60,107
Accumulated other comprehensive loss, net of tax	$81,768	$78,076

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018.  We recognized a settlement charge of $4.7 million in the first quarter of fiscal 2018 as a result.  Additional settlement charges will be recognized in each of the second, third, and fourth quarters of fiscal 2018.  The amount of those charges will depend on the amount settled and the plan’s unrecognized net gain or loss at the end of each quarter.

The company used a measurement date of December 31, 2017 for the defined benefit and postretirement benefit plans described below (excluding Plan No. 1, which has a measurement date of March 31, 2018 due to the settlement).  The actuarial gain for Plan No. 1 from December 31, 2017 to March 31, 2018 is primarily due to better than expected asset returns during fiscal 2018, offset by an increase in the discount rate reflected in the re-measurement, which resulted in the decrease to the noncurrent liability in the table above.

The long-term expected rate of return, net of expenses, for the defined benefit plans was 6.4% for fiscal 2018.  When Plan No. 1 was remeasured as of March 31, 2018, the expected return was changed from 6.4% to 5.9% due to re-balancing the plan asset allocation to more debt rather than equities as part of our pension de-risking strategy.

The company voluntarily contributed $10.0 million to one of our qualified pension plans during our first quarter of fiscal 2018.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Service cost	$288	$232
Interest cost	3,124	4,008
Expected return on plan assets	(5,407)	(7,860)
Settlement loss	4,668	—
Amortization of prior service cost	100	119
Amortization of net loss	1,573	1,958
Total net periodic pension cost (income)	$4,346	$(1,543)

The components of net periodic benefit cost (income) other than the service cost are included in the other components of net periodic pension and postretirement benefits credit line item on our Condensed Consolidated Statements of Operations.

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement income for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Service cost	$89	$79
Interest cost	72	70
Amortization of prior service credit	(65)	(65)
Amortization of net gain	(133)	(153)
Total net periodic postretirement income	$(37)	$(69)

The components of net periodic postretirement benefits income other than the service cost are included in the other components of net periodic pension and postretirement benefit credit line item on our Condensed Consolidated Statements of Operations.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 21, 2018 and April 22, 2017, the total cost and employer contributions were $7.3 million and $9.0 million, respectively.

Multi-employer Pension Plan

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “Fund”) at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making payments during the first quarter of fiscal 2018.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Operations and are in the DSD Segment.  The liability is recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid in early May of fiscal 2018.

19. INCOME TAXES

The effective tax rate for the sixteen weeks ended April 21, 2018 was 26.6% compared to 36.5% for sixteen weeks ended April 22, 2017. The decrease in the rate from the prior year is primarily due to the reduction in the federal corporate tax rate from 35% to 21% as a result of U.S. tax reform. During the sixteen weeks ended April 21, 2018, the primary differences in the effective rate and the statutory rate are state income taxes and tax shortfalls related to equity awards.

In the fourth quarter of fiscal 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act. The final impact of the Act may differ from the provisional amount, possibly materially, due to the issuance of additional regulatory guidance, changes in interpretations and assumptions we made, and actions we may take as a result of the Act, such as pension contributions and bonus depreciation. No adjustments were made to the provisional estimate during the first quarter of fiscal 2018. Any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter of fiscal 2018 when the analysis of the impact of the Act is complete.

During the sixteen weeks ended April 21, 2018, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was insignificant to the Condensed Consolidated Financial Statements. As of April 21, 2018, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company adopted guidance discussed in Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q and retrospectively adjusted our Condensed Consolidated Statements of Cash Flows.

20. SEGMENT REPORTING

The company’s segments are currently separated primarily by the different delivery methods each segment uses for its respective product deliveries. The DSD Segment’s products are delivered fresh to customers through a network of IDPs who are incentivized to grow sales and to build equity in their distributorships. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Our bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell that bakery’s products. The bakeries within each segment produce products that are sold externally and internally.  Internal sales are to bakeries within the producing bakery’s segment or to the other segment. Sales between bakeries are transferred at standard cost.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges, which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses.

Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Sales:
DSD Segment	$1,041,369	$1,018,916
Warehouse Segment	245,814	237,676
Eliminations:
Sales from Warehouse Segment to DSD Segment	(54,845)	(49,887)
Sales from DSD Segment to Warehouse Segment	(25,885)	(19,056)
	$1,206,453	$1,187,649
Gain on divestiture:
Warehouse Segment	$—	$(28,875)
	$—	$(28,875)
Multi-employer pension plan withdrawal costs:
DSD Segment	$2,322	$—
	$2,322	$—
Restructuring charges:
DSD Segment	$1,204	$—
Warehouse Segment	27	—
Unallocated corporate costs	28	—
	$1,259	$—
Impairment of assets
DSD Segment	$2,483	$—
	$2,483	$—
Depreciation and amortization:
DSD Segment	$37,470	$41,062
Warehouse Segment	6,625	6,311
Unallocated corporate costs(1)	94	(185)
	$44,189	$47,188
Income from operations:
DSD Segment	$84,425	$87,261
Warehouse Segment	14,562	44,695
Unallocated corporate costs(2)	(22,372)	(33,754)
	$76,615	$98,202
Interest expense	$(10,996)	$(11,625)
Interest income	$8,095	$6,577
Pension plan settlement loss	$(4,668)	$—
Other components of net periodic pension and postretirement benefits credit	$735	$1,923
Income before income taxes	$69,781	$95,077

The table below presents the assets by segment (amounts in thousands):

Assets:	April 21, 2018	December 30, 2017
DSD Segment	$2,300,325	$2,270,179
Warehouse Segment	302,303	296,157
Other (3)	67,629	93,388
Total assets	$2,670,257	$2,659,724

(1)	Represents costs allocated to the company’s corporate head office.
(2)	Represents costs allocated to the company’s corporate head office and pension plan settlement loss.
(3)

Represents the company’s corporate head office assets, including primarily cash and cash equivalents and deferred taxes.  Certain assets were reclassified from the unallocated corporate head office to the DSD Segment during the first quarter of our fiscal 2018.

Sales by product category in each reportable segment are as follows for the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively (amounts in thousands):

	For the Sixteen Weeks Ended			For the Sixteen Weeks Ended
	April 21, 2018			April 22, 2017
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$664,134	$47,046	$711,180	$645,943	$48,800	$694,743
Store branded retail	136,684	35,892	172,576	137,533	34,691	172,224
Non-retail and other	214,666	108,031	322,697	216,384	104,298	320,682
Total	$1,015,484	$190,969	$1,206,453	$999,860	$187,789	$1,187,649

The table above presents certain sales by category that have been reclassified from amounts previously reported.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 21, 2018, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 21, 2018 should be read in conjunction with the Form 10-K.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the comparative period presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense (gain) items affecting comparability that will provide additional context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 21, 2018	April 22, 2017	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$6,432	$15,406	Note 4
Gain on divestiture	—	(28,875)	Note 5
Restructuring charges	1,259	—	Note 4
Impairment of assets	2,483	—	Note 10
Legal settlements	1,350	250	Note 15
Lease termination costs	—	565	Note 13
Pension plan settlement loss	4,668	—	Note 18
Multi-employer pension plan withdrawal costs	2,322	—	Note 18
	$18,514	$(12,654)

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project are presented in the table above and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Operations.  We anticipate incurring additional consulting costs of approximately $3.0 million to $4.0 million during the remainder of fiscal 2018.

•	Restructuring charges associated with Project Centennial – The following table details charges recorded by segment during the first quarter of fiscal 2018 (amounts in thousands):

	DSD Segment	Warehouse Segment	Unallocated Corporate	Total
	(Amounts in thousands)
Employee termination benefits and other cash charges	$1,204	$27	$28	$1,259
Total restructuring charges	$1,204	$27	$28	$1,259

During the current quarter, we incurred $1.3 million of relocation and severance costs as we continue to transition to the new organizational structure, and anticipate incurring additional relocation costs of $3.5 million to $4.0 million through the remainder of fiscal 2018.

•	Impairment of assets – During the first quarter of fiscal 2018, we recognized an impairment of $2.5 million on a non-IDP notes receivable of our DSD Segment in our results of operations.
•

Legal settlements – In the first quarters of fiscal 2018 and 2017, we reached agreements to settle distributor-related litigation in the amounts of $1.35 million and $0.25 million, respectively, including attorney’s fees.  These amounts were recorded in the DSD Segment in the selling, distribution and administrative expenses line item of our results of operations.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges of $4.7 million were triggered in the first quarter of fiscal 2018 as a result of lump sums paid during the current quarter and are included in our results of operations.  Depending on the level of lump sum payment options elected by eligible plan participants during the remainder of fiscal 2018, additional settlement charges may be triggered.

•

Gain on divestiture of the non-core mix manufacturing business – On January 14, 2017, we completed the sale of our non-core mix manufacturing business located in Cedar Rapids, Iowa and received proceeds, net of a working capital adjustment, of $41.2 million and recognized a gain on divestiture of $28.9 million in our prior year results of operations.  The mix manufacturing business was included in the Warehouse Segment.

•

Lease termination costs – During the first quarter of fiscal 2017, we terminated certain lease contracts of the DSD Segment prior to the maturity date of the leases, resulting in net lease termination costs of $0.6 million.

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On August 18, 2017, the union participants of the Fund at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  This resulted in the recognition of an $18.3 million pension plan withdrawal liability (including transition payments) in the DSD Segment in the third quarter of fiscal 2017.  During the first quarter of fiscal 2018, this amount was revised for the final settlement and we recorded an additional $2.3 million of liability.  The transition payments of $3.1 million were made on November 3, 2017.  Of the remaining balance, we paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid in early May of fiscal 2018.

•

Reclassification of certain prior year amounts – Due to the change in the presentation of pension cost (benefit) other than service cost as a result of new accounting guidance as well as certain organizational changes we have implemented as of the beginning of fiscal 2018, we have reclassified prior year amounts for comparability.  Due to the organizational changes, we have restructured our discussion of segment operations below.

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

DSD Segment

•

Produces fresh breads, buns, rolls, tortillas and snack cakes sold primarily by a network of independent distributors to retail and foodservice customers in the following areas of the U.S.:  East, South, Southwest, West Coast, and select markets in the Midwest, Nevada and Colorado.

•	Has a 39-bakery network with a highly developed reciprocal baking system (where bakeries can produce for its market and that of other bakeries), which results in long and efficient production runs.
•	The DSD Segment currently has access to more than 85% of the U.S. population for fresh bakery foods.
•	Major DSD Segment brands include Nature’s Own, Wonder, Cobblestone Bread Company, Tastykake and Dave’s Killer Bread (“DKB”).

Warehouse Segment

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Operates eight production facilities.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread and European Bakers.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 1.6% for the sixteen weeks ended April 21, 2018 compared to the same period in the prior year primarily due to continued growth of branded organic sales and, to a lesser extent, more favorable price/mix.

Net income decreased 15.2% for the sixteen weeks ended April 21, 2018 as compared to the same period in the prior year due to the gain on divestiture in the prior year first quarter, and the pension plan settlement loss and additional MEPP costs recorded in the current quarter, partially offset by decreased Project Centennial consulting costs, improved sales and a lower effective federal corporate tax rate as a result of U.S. tax reform.

During the sixteen weeks ended April 21, 2018, we generated net cash flows from operations of $97.1 million and invested $26.6 million in capital expenditures.  Additionally, we paid $36.2 million in dividends to our shareholders.  In the prior year first quarter, we generated net cash flows from operations of $81.9 million, received net proceeds of $41.2 million from the divestiture of our mix manufacturing business, and invested $17.5 million in capital expenditures.  We paid $33.9 million in dividends to our shareholders and reduced our total indebtedness by $64.0 million.  The increase in net cash flows from operations, period over period, was primarily due to changes in hedging margin activity, more favorable payment terms and decreased Project Centennial consulting costs, net of current year pension plan contributions, VSIP payments, and increased bonus payments.

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

In fiscal 2019 and beyond, Flowers expects to fully realize the benefits of a lower-cost operating model, stronger brand architecture, and increased strategic investments. These benefits are expected to drive sales growth and EBITDA margins to the upper end of our stated long-term goals discussed above.

During fiscal 2016, we completed the diagnostic phase of Project Centennial, which identified the aforementioned four strategic initiatives and outlined the timeline and financial targets described above.

During fiscal 2017, the company began the implementation phase of Project Centennial, and made significant progress on several initiatives, including  streamlining our brand assortment in key retail categories, reducing spend on purchased goods and services, closing a Warehouse Segment snack cake plant, hiring a chief marketing officer, completing the VSIP and other workforce reductions, and began transitioning to the company’s new organization structure, which establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.

For fiscal 2018, we continue to execute on key strategic initiatives, including the following accomplishments year to date:

•

subsequent to the first quarter of fiscal 2018, introduced Nature’s Own Perfectly Crafted artisan-inspired, thick-sliced bakery style breads that contain no artificial preservatives, colors or flavors, no high fructose corn syrup, and are Non-GMO Project Verified;

•	introduced Non-GMO Project Verified versions of best-selling Nature’s Own varieties, including Nature’s Own Honey Wheat, in select markets;
•	introduced Dave’s Killer Bread Boomin’ Berry bagels subsequent to the first quarter of fiscal 2018;
•	increased marketing budget to support growth of newly launched products and core brands in growth markets;
•	continued to transition to the new organizational structure by filling key roles with individuals new to Flowers that enhanced capabilities and skills;
•	reduced employee headcount by approximately 1,000 people compared to the end of the first quarter of fiscal 2017;
•	enhanced partnerships with our independent distributors, which has resulted in reduced stale product returns relative to year-to-date fiscal 2017;
•	developing an enhanced process by which to evaluate profitability at the product level;
•	continuing to execute on projects under the supply chain optimization initiative to improve efficiencies and lower product costs;
•	continued to address indirect costs throughout the company to generate fuel for growth, particularly by reducing costs in purchased goods and services; and
•	continued to evaluate a robust pipeline of strategic acquisition opportunities to drive enhanced growth in underdeveloped product categories and geographic markets.

In the second quarter of fiscal 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  The company continues to transition to the new structure and anticipates full implementation to be completed at the beginning of fiscal 2019. Prior to that time, the company will continue to manage the business and report segment information based on our current segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  We continue to explore additional opportunities to streamline our core operations, but as of April 21, 2018, we cannot estimate the costs to be incurred related to these initiatives.

As discussed above, during the third quarter of fiscal 2017, the company announced the VSIP as part of its effort to restructure, streamline operations, and better position the company for profitable growth.  Costs associated with the VSIP were recorded in the company’s results of operations during the third quarter of fiscal 2017 and the VSIP was substantially completed as of the end of fiscal 2017.

In the third quarter of fiscal 2017, the company provided targets for gross cost savings associated with the primary cost savings programs under Project Centennial: the above-mentioned initiative to reduce spending on purchased goods and services, a supply chain optimization plan, and the new organizational structure described above.  By the end of fiscal 2018, the company is targeting cumulative gross cost savings under these three programs of $70 million to $80 million, of which approximately $32 million was realized in fiscal 2017.

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

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see the Form 10-K for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K except as disclosed in Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q which details recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 21, 2018	April 22, 2017	April 21, 2018	April 22, 2017	Dollars	%
Sales
DSD Segment	$1,015,484	$999,860	84.2	84.2	$15,624	1.6
Warehouse Segment	190,969	187,789	15.8	15.8	3,180	1.7
Total	$1,206,453	$1,187,649	100.0	100.0	$18,804	1.6
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$487,846	$474,709	48.0	47.5	$13,137	2.8
Warehouse Segment (1)	137,276	133,359	71.9	71.0	3,917	2.9
Total	$625,122	$608,068	51.8	51.2	$17,054	2.8
Selling, distribution and administrative expenses
DSD Segment (1)	$399,734	$396,828	39.4	39.7	$2,906	0.7
Warehouse Segment (1)	32,479	32,299	17.0	17.2	180	0.6
Corporate (2)	22,250	33,939	—	—	(11,689)	(34.4)
Total	$454,463	$463,066	37.7	39.0	$(8,603)	(1.9)
Gain on divestiture
Warehouse Segment (1)	$—	$(28,875)	—	(15.4)	28,875	NM
Total	$—	$(28,875)	—	(2.4)	$28,875	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$2,322	$—	0.2	—	$2,322	NM
Total	$2,322	$—	0.2	—	$2,322	NM
Restructuring charges
DSD Segment (1)	$1,204	$—	0.1	—	$1,204	NM
Warehouse Segment (1)	27	—	0.0	—	27	NM
Corporate (2)	28	—	—	—	28	NM
Total	$1,259	$—	0.1	—	$1,259	NM
Impairment of assets
DSD Segment (1)	$2,483	$—	0.2	—	$2,483	NM
Total	$2,483	$—	0.2	—	$2,483	NM
Depreciation and amortization
DSD Segment (1)	37,470	41,062	3.7	4.1	(3,592)	(8.7)
Warehouse Segment (1)	6,625	6,311	3.5	3.4	314	5.0
Corporate (2)	94	(185)	—	—	279	NM
Total	$44,189	$47,188	3.7	4.0	$(2,999)	(6.4)
Income from operations
DSD Segment (1)	$84,425	$87,261	8.3	8.7	$(2,836)	(3.3)
Warehouse Segment (1)	14,562	44,695	7.6	23.8	(30,133)	(67.4)
Corporate (2)	(22,372)	(33,754)	—	—	11,382	33.7
Total	$76,615	$98,202	6.4	8.3	$(21,587)	(22.0)
Other components of net periodic pension and postretirement benefits	$(735)	$(1,923)	(0.1)	(0.2)	$1,188	(61.8)
Pension plan settlement loss	4,668	—	0.4	—	4,668	NM
Interest expense, net	2,901	5,048	0.2	0.4	(2,147)	(42.5)
Income tax expense	18,534	34,659	1.5	2.9	(16,125)	(46.5)
Net income	$51,247	$60,418	4.2	5.1	$(9,171)	(15.2)
Comprehensive income	$75,419	$58,517	6.3	4.9	$16,902	28.9

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 21, 2018 COMPARED TO SIXTEEN WEEKS ENDED APRIL 22, 2017

Sales (dollars in thousands)

	DSD Segment			Warehouse Segment			Consolidated
	For the Sixteen Weeks Ended			For the Sixteen Weeks Ended			For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017	% Change	April 21, 2018	April 22, 2017	% Change	April 21, 2018	April 22, 2017	% Change
Branded retail	$664,134	$645,943	2.8	$47,046	$48,800	(3.6)	$711,180	$694,743	2.4
Store branded retail	136,684	137,533	(0.6)	35,892	34,691	3.5	172,576	172,224	0.2
Non-retail and other	214,666	216,384	(0.8)	108,031	104,298	3.6	322,697	320,682	0.6
Total	$1,015,484	999,860	1.6	$190,969	$187,789	1.7	$1,206,453	$1,187,649	1.6

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

	DSD Segment	Warehouse Segment	Consolidated
Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	3.4	(3.6)	1.5
Volume	(1.8)	5.8	0.2
Divestiture	—	(0.5)	(0.1)
Total percentage change in sales	1.6	1.7	1.6

DSD Segment.  Branded retail sales increased due to significant sales growth for branded organic products, growth in our expansion markets, and improved price/mix, somewhat offset by declines in other branded items, with the largest decreases in branded buns and rolls and branded cake.  Sales of DKB branded products continue to increase, driven by volume gains and the addition of DKB breakfast items during the second quarter of fiscal 2017.  Store branded retail sales declined quarter over quarter due to volume declines, with the largest decrease in store branded white bread.  Decreased sales of products in our bakery outlet stores and, less significantly, the shift of certain foodservice business from the DSD Segment to the Warehouse Segment resulted in decreased non-retail and other sales.

Warehouse Segment.  Branded retail sales decreased mostly due to volume declines in warehouse-delivered branded organic bread.   Sales of store branded retail items increased primarily due to the addition of a new customer in the second half of fiscal 2017.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased primarily from volume growth in foodservice and vending sales, and to a lesser extent the shift of certain foodservice business from the DSD Segment to the Warehouse Segment in the current year, partially offset by the impact of the mix manufacturing business divestiture in January of fiscal 2017 and a reduction in contract manufacturing.

Consolidated.  Branded retail sales increased due to continued sales growth from branded organic products and in our expansion markets, as well as more favorable price/mix, partially offset by declines in branded buns and rolls and branded cake.  Sales of DKB branded products continued to increase, partly due to the introduction of breakfast items during the second quarter of fiscal 2017.  Store branded retail sales were relatively unchanged quarter over quarter.  Volume growth in foodservice and vending drove the increase in non-retail and other sales, partially offset by softer bakery outlet store sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended
Line Item Component	April 21, 2018 % of Sales	April 22, 2017 % of Sales	Increase (Decrease) as a % of Sales
Ingredients	24.8	24.7	0.1
Workforce-related costs	14.9	14.9	—
Packaging	4.3	4.3	—
Utilities	1.4	1.4	—
Other	6.4	5.9	0.5
Total	51.8	51.2	0.6

On a consolidated basis, costs were higher as a percent of sales due to increases in outside purchases of product, higher ingredient costs and decreases in manufacturing efficiencies, partially offset by more favorable price/mix.  Increased outside purchases of product, were primarily for the DKB breakfast items and are reflected in the other line item in the table above.  Higher flour prices most significantly impacted ingredient costs, partially offset by increased outside purchases of product (sales with no ingredient costs).  We continue to expect ingredient costs to be higher for the remainder of fiscal 2018.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended
Line Item Component	April 21, 2018 % of Sales	April 22, 2017 % of Sales	Increase (Decrease) as a % of Sales
Workforce-related costs	15.9	17.7	(1.8)
Distributor distribution fees	14.5	13.2	1.3
Other	7.3	8.1	(0.8)
Total	37.7	39.0	(1.3)

In the current quarter, a larger portion of our sales were made through independent distributors resulting in increased distributor distribution fees as a percent of sales and decreased workforce-related costs as a percent of sales.  Additionally, workforce reductions from the VSIP and other restructuring initiatives, lower stock-based compensation expense (no stock awards were granted in the current quarter) and lower employee fringes resulted in a decline in workforce-related costs.  As discussed in the “Matters Affecting Comparability” section above, during the sixteen weeks ended April 21, 2018, the company incurred $6.4 million of consulting costs associated with Project Centennial compared to $15.4 million in the prior year quarter, a decrease of approximately 80 basis points, and these costs are reflected in the other line item in the table above.  We anticipate incurring additional consulting costs related to Project Centennial of approximately $3.0 million to $4.0 million during the remainder of fiscal 2018.  The legal settlement recorded in the current quarter was $1.1 million higher than the settlement recorded in the prior year quarter and is reflected in the other line item in the table above.  Also, in the prior year quarter, we recognized a benefit of $1.2 million related to early lease terminations.

Impairment of Assets, Pension Plan Settlement Loss, MEPP Costs, and Restructuring Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

As a percent of sales, depreciation and amortization expense declined as compared to the prior year quarter due to accelerated depreciation of certain leasehold improvements and right to use assets of the DSD Segment in the prior year quarter, and reduced amortization expense as a result of impairing certain trademarks in the second half of fiscal 2017.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the sixteen weeks ended April 21, 2018 compared to the sixteen weeks ended April 22, 2017:

Income from Operations	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(3.3)	(0.4)
Warehouse Segment	(67.4)	(16.2)
Unallocated corporate	33.7	NA
Consolidated	(22.0)	(1.9)

NA	Not applicable as the corporate segment has no revenues.

DSD Segment.  The decrease in the DSD Segment operating income as a percent of sales was primarily driven by $2.3 million of MEPP costs, the $2.5 million asset impairment charge and $1.2 million of restructuring charges incurred during the first quarter of fiscal 2018, as well as increases in outside purchases of product and ingredient costs, declines in manufacturing efficiency and a higher legal settlement in the current year quarter.  Partially offsetting these items were higher sales on improved pricing and reduced stales, the benefit of the VSIP and other restructuring initiatives, and decreased depreciation and amortization expense.

Warehouse Segment.  The significant decrease in the Warehouse Segment operating income as a percent of sales was primarily due to the $28.9 million gain on divestiture in the prior year quarter and a shift in mix from higher margin branded bread items to lower margin cake and foodservice items, partially offset by lower workforce-related costs.

Unallocated Corporate.  The favorable change in unallocated corporate expenses was primarily due to the $9.0 million decrease in consulting costs associated with Project Centennial, and to a lesser extent, lower rent and stock-based compensation expense.

Other Components of Net Periodic Pension and Postretirement Benefits

Other components of net periodic pension and postretirement benefits changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as of the end of fiscal 2017 and in the first quarter of fiscal 2018 as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense was lower due primarily to a significant increase in distributor notes receivable resulting from increased sales of distribution rights quarter over quarter, and to a lesser extent lower average amounts outstanding under the company’s debt arrangements compared to the first quarter of the prior year.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 21, 2018 was 26.6% compared to 36.5% in the prior year quarter.  The decrease in the rate was primarily due to the reduction in the federal tax rate from 35% to 21% as a result of U.S. tax reform.  The primary differences in the effective rate and the statutory rate were state income taxes and tax shortfalls related to equity awards.

In the fourth quarter of fiscal 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act.  The final impact may differ from the provisional amount, possibly materially, due to the issuance of additional regulatory guidance, changes in interpretations and assumptions we made, and actions we may take as a result of the Act, such as pension contributions and bonus depreciation.  No adjustments were made to the provisional estimate during the first quarter of fiscal 2018.  Any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter of fiscal 2018 when the analysis of the impact of the Act is complete.

Comprehensive Income

The change in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives of $13.8 million and the $8.8 million actuarial gain recognized as a result of the pension plan settlement, partly offset by the change in net income.

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

Liquidity Discussion for the Sixteen Weeks Ended April 21, 2018 and April 22, 2017

The Condensed Consolidated Statement of Cash Flows for the sixteen weeks ended April 22, 2017 has been revised to correct errors.  See Note 2, Financial Statement Revisions, of Notes to Consolidated Financial Statements of the Form 10-Q for details on these revisions.

Cash and cash equivalents were $34.2 million at April 21, 2018 as compared to $5.1 million at December 30, 2017. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 21, 2018	April 22, 2017	Change
Cash provided by operating activities	$97,112	$81,921	$15,191
Cash (disbursed for) provided by investing activities	(27,429)	22,432	(49,861)
Cash disbursed for financing activities	(40,596)	(104,250)	63,654
Total change in cash	$29,087	$103	$28,984

Cash Flows Provided by Operating Activities. The increase in cash provided by operating activities quarter over quarter was primarily due to the significant decrease in costs incurred related to implementing Project Centennial, changes in hedging margin activity and more favorable payment terms, net of current year pension plan contributions, VSIP payments, and increased bonus payments..  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017	Change
Depreciation and amortization	$44,189	$47,188	$(2,999)
Gain on divestiture	—	(28,875)	28,875
Impairment of assets	2,483	—	2,483
Stock-based compensation	3,375	5,975	(2,600)
Deferred income taxes	5,132	2,045	3,087
Pension and postretirement plans expense (benefit)	4,309	(1,612)	5,921
Other non-cash items	2,696	1,499	1,197
Net non-cash adjustment to net income	$62,184	$26,220	$35,964
•

The change in depreciation and amortization was primarily due to accelerated depreciation of certain leasehold improvements and right to use assets in the prior year quarter, and reduced amortization expense as a result of impairing certain trademarks in the second half of fiscal 2017.

•	Refer to the Gain on divestiture of the non-core mix manufacturing business discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017	Change
Changes in accounts receivable, net	$(12,072)	$(14,534)	$2,462
Changes in inventories, net	(2,325)	(1,401)	(924)
Changes in hedging activities, net	16,001	(9,057)	25,058
Changes in other assets, net	3,945	1,707	2,238
Changes in accounts payable, net	28,540	14,998	13,542
Changes in other accrued liabilities, net	(40,408)	3,570	(43,978)
Qualified pension plan contributions	(10,000)	—	(10,000)
Net changes in working capital and pension plan contributions	$(16,319)	$(4,717)	$(11,602)
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
•

Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2018 and fiscal 2017, we paid $28.1 million and $17.3 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.4 million was paid during the first quarter of fiscal 2018 and fiscal 2017, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  We paid $24.5 million of VSIP and other employee termination benefits in the first quarter of fiscal 2018.

•

During the first quarter of fiscal 2018, we paid certain legal settlements and accrued $1.5 million for an additional settlement related to another lawsuit during the current quarter, which has not yet been paid.

•

During the first quarter of fiscal 2018, we made a voluntary contribution to our defined benefit pension plans of $10.0 million and we continue to assess whether we will make any additional contributions to these plans in fiscal 2018.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows (Disbursed for) Provided by Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017	Change
Purchases of property, plant, and equipment	$(26,550)	$(17,465)	$(9,085)
Principal payments from notes receivable, net of repurchases of independent distributor territories	(1,378)	(1,662)	284
Proceeds from divestiture	—	41,230	(41,230)
Proceeds from sale of property, plant and equipment	499	329	170
Net cash (disbursed for) provided by investing activities	$(27,429)	$22,432	$(49,861)
•

Capital expenditures for the DSD Segment and Warehouse Segment were $22.1 million and $3.1 million, respectively.   We currently anticipate total capital expenditures of $95 million to $105 million for fiscal 2018.

•	We received proceeds of $41.2 million, net of a working capital adjustment, from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the sixteen weeks ended April 21, 2018 and April 22, 2017, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 21, 2018	April 22, 2017	Change
Dividends paid	$(36,243)	$(33,885)	$(2,358)
Exercise of stock options	791	6,249	(5,458)
Stock repurchases	(2,489)	(2,151)	(338)
Change in bank overdrafts	(1,405)	(10,513)	9,108
Net debt and capital lease obligations changes	(1,250)	(63,950)	62,700
Net cash disbursed for financing activities	$(40,596)	$(104,250)	$63,654
•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the sixteen weeks ended April 21, 2018 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid
February 16, 2018	March 2, 2018	March 16, 2018	$0.1700	$35,837

Additionally, we paid dividends of $0.4 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•	Stock option exercises decreased due to fewer exercises in the current year as compared to the prior year. There are currently no nonqualified stock options outstanding.
•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 21, 2018, we repurchased 0.1 million shares for $2.5 million under a share repurchase plan approved by our Board of Directors.  All shares repurchased by the company during the sixteen weeks ended April 21, 2018 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards.

Capital Structure

Long-term debt and capital lease obligations and stockholders’ equity were as follows at April 21, 2018 and December 30, 2017, respectively.  For additional information regarding our debt and capital lease obligations, see Note 13, Debt and Other Obligations, of  Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 21, 2018	December 30, 2017	Variable Rate	Maturity
Long-term debt and capital lease obligations	(Amounts in thousands)
2026 notes	$395,155	$394,978	Fixed Rate	2026
2022 notes	398,089	397,941	Fixed Rate	2022
Unsecured credit facility (the "credit facility")	—	—	Variable Rate	2022
Accounts receivable securitization (the "facility")	—	—	Variable Rate	2019
Capital lease obligations	25,713	27,150		2025
Other notes payable	10,990	12,167		2020
	829,947	832,236
Current maturities of long-term debt and capital lease obligations	11,806	12,095
Long-term debt and capital lease obligations	$818,141	$820,141

Total stockholders' equity
Total stockholders' equity	$1,291,531	$1,250,677

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 21, 2018:

	Amount Available	For the Sixteen Weeks Ended
	for Withdrawal at	Highest	Lowest
Facility	April 21, 2018	Balance	Balance
	(Amounts in thousands)
Facility	$190,200	$—	$—
Credit facility (1)	491,452	1,000	—
	$681,652

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the sixteen weeks ended April 21, 2018, the company borrowed $1.0 million in revolving borrowings under the credit facility and repaid $1.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.5 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 21, 2018, the company was in compliance with all restrictive covenants under our debt agreements.

At April 21, 2018, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 21, 2018, 0.1 million shares, at a cost of $2.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 21, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 21, 2018, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $3.6 million, based on quoted market prices, which relate to instruments that will be primarily utilized in fiscal 2018.  Approximately $1.6 million of this fair value relates to instruments that will be utilized in fiscal 2018 $2.0 million will primarily be utilized in fiscal 2019.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 21, 2018, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $15.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 21, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

During the sixteen weeks ended April 21, 2018, 0.1 million shares, at a cost of $2.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 21, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.   The table below sets forth the amounts of our common stock repurchased by the company during the first quarter of fiscal 2018 (amounts in thousands, except price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2017 — January 27, 2018	—		—	—		6,649
January 28, 2018 — February 24, 2018	120	*	$20.72	120	*	6,529
February 25, 2018 — March 24, 2018	—		—	—		6,529
March 25, 2018 — April 21, 2018	—		—	—		6,529
Total	120			120

*

All shares repurchased by the company during the sixteen weeks ended April 21, 2018 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended April 21, 2018.

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

Date: May 16, 2018