Form 10-Q
period 2018-07-14
FLOWERS FOODS INC
filed 2018-08-08
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 3, 2018
Common Stock, $.01 par value	210,883,414

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

•	the loss or financial instability of any significant customer(s), including as a result of product recalls or safety concerns related to our products;
•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;
•	the level of success we achieve in developing and introducing new products and entering new markets;
•	our ability to implement new technology and customer requirements as required;
•	our ability to operate existing, and any new, manufacturing lines according to schedule;
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 14, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,554	$5,129
Accounts and notes receivable, net of allowances of $4,584 and $3,154, respectively	307,135	280,050
Inventories, net:
Raw materials	43,360	41,710
Packaging materials	21,352	19,638
Finished goods	50,772	49,697
Inventories, net	115,484	111,045
Spare parts and supplies	62,758	61,330
Other	55,996	49,637
Total current assets	570,927	507,191
Property, plant and equipment, net:
Property, plant and equipment, gross	1,943,730	1,906,979
Less: accumulated depreciation	(1,227,476)	(1,174,953)
Property, plant and equipment, net	716,254	732,026
Notes receivable from independent distributor partners	203,426	187,737
Postretirement assets	20,655	—
Assets held for sale	5,502	15,323
Other assets	7,266	10,228
Goodwill	464,777	464,777
Other intangible assets, net	728,500	742,442
Total assets	$2,717,307	$2,659,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$9,706	$12,095
Accounts payable	242,353	181,388
Other accrued liabilities	159,240	200,468
Total current liabilities	411,299	393,951
Long-term debt:
Total long-term debt and capital lease obligations	816,126	820,141
Other liabilities:
Postretirement/post-employment obligations	20,065	60,107
Deferred taxes	112,543	82,976
Other long-term liabilities	59,339	51,872
Total other long-term liabilities	191,947	194,955
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,846,284 shares and 18,203,381 shares, respectively	(231,803)	(235,493)
Capital in excess of par value	650,934	650,872
Retained earnings	960,865	919,658
Accumulated other comprehensive loss	(82,260)	(84,559)
Total stockholders’ equity	1,297,935	1,250,677
Total liabilities and stockholders’ equity	$2,717,307	$2,659,724

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Sales	$941,283	$926,639	$2,147,736	$2,114,288
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	488,871	468,246	1,113,993	1,076,314
Selling, distribution and administrative expenses	360,365	355,542	814,828	818,608
Depreciation and amortization	35,098	34,128	79,287	81,316
Loss on inferior ingredients	3,884	—	3,884	—
Impairment of assets	—	—	2,483	—
Multi-employer pension plan withdrawal costs	—	—	2,322	—
Restructuring charges	801	—	2,060	—
Gain on divestiture	—	—	—	(28,875)
Income from operations	52,264	68,723	128,879	166,925
Interest expense	8,214	8,436	19,210	20,061
Interest income	(6,466)	(5,158)	(14,561)	(11,735)
Pension plan settlement loss	1,035	—	5,703	—
Other components of net periodic pension and postretirement benefits credit	(298)	(1,443)	(1,033)	(3,366)
Income before income taxes	49,779	66,888	119,560	161,965
Income tax expense	4,337	22,148	22,871	56,807
Net income	$45,442	$44,740	$96,689	$105,158
Net income per common share:
Basic:
Net income per common share	$0.22	$0.21	$0.46	$0.50
Weighted average shares outstanding	211,048	209,483	210,956	209,277
Diluted:
Net income per common share	$0.21	$0.21	$0.46	$0.50
Weighted average shares outstanding	211,507	210,269	211,443	210,223
Cash dividends paid per common share	$0.1800	$0.1700	$0.3500	$0.3300

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net income	$45,442	$44,740	$96,689	$105,158
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	773	—	4,263	—
Net gain for the period	3,943	—	12,756	—
Amortization of prior service cost included in net income	35	25	61	58
Amortization of actuarial loss included in net income	865	833	1,941	1,943
Pension and postretirement plans, net of tax	5,616	858	19,021	2,001
Derivative instruments:
Net change in fair value of derivatives	(8,809)	7,238	1,661	3,720
Loss reclassified to net income	126	320	423	794
Derivative instruments, net of tax	(8,683)	7,558	2,084	4,514
Other comprehensive income (loss), net of tax	(3,067)	8,416	21,105	6,515
Comprehensive income	$42,375	$53,156	$117,794	$111,673

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				96,689				96,689
Derivative instruments, net of tax					2,084			2,084
Pension and postretirement plans, net of tax					19,021			19,021
Exercise of stock options			(151)			72,785	942	791
Amortization of share-based compensation awards			5,450					5,450
Issuance of deferred compensation			(121)			9,298	121	—
Performance-contingent restricted stock awards issued (Note 17)			(4,062)			313,906	4,062	—
Issuance of deferred stock awards			(1,054)			81,255	1,054	—
Stock repurchases						(120,147)	(2,489)	(2,489)
Dividends paid on vested share-based payment awards				(492)				(492)
Dividends paid — $.3500 per common share				(73,796)				(73,796)
Reclassification of stranded income tax effects to retained earnings (Note 1)				18,806	(18,806)			—
Balances at July 14, 2018	228,729,585	$199	$650,934	$960,865	$(82,260)	(17,846,284)	$(231,803)	$1,297,935

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$96,689	$105,158
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,450	8,690
Impairment of assets	2,483	—
Gain on divestiture	—	(28,875)
Loss reclassified from accumulated other comprehensive income to net income	488	1,214
Depreciation and amortization	79,287	81,316
Deferred income taxes	22,452	3,328
Provision for inventory obsolescence	1,186	437
Allowances for accounts receivable	2,308	1,781
Pension and postretirement plans cost (income)	5,329	(2,821)
Other	(3,597)	(2,896)
Qualified pension plan contributions	(40,000)	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(27,755)	(19,272)
Inventories, net	(5,625)	(2,718)
Hedging activities, net	(2,366)	1,216
Other assets	(8,629)	3,108
Accounts payable	60,396	4,503
Other accrued liabilities	(39,473)	18,798
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,623	172,967
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,534)	(31,919)
Proceeds from sale of property, plant and equipment	1,290	1,312
Repurchase of independent distributor territories	(1,585)	(4,687)
Cash paid at issuance of notes receivable	(14,354)	(12,506)
Principal payments from notes receivable	14,632	13,284
Proceeds from sale of mix plant	—	41,230
Other investing activities	506	1,068
NET CASH (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES	(49,045)	7,782
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(74,288)	(69,601)
Exercise of stock options	791	6,416
Stock repurchases	(2,489)	(2,671)
Change in bank overdrafts	3,333	(6,024)
Proceeds from debt borrowings	1,000	446,900
Debt and capital lease obligation payments	(3,500)	(555,000)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(75,153)	(179,980)
Net increase in cash and cash equivalents	24,425	769
Cash and cash equivalents at beginning of period	5,129	6,410
Cash and cash equivalents at end of period	$29,554	$7,179

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 30, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2018 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2018 (sixteen weeks), second quarter ended July 14, 2018 (twelve weeks), third quarter ending October 6, 2018 (twelve weeks) and fourth quarter ending December 29, 2018 (twelve weeks).

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

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
	(% of Sales)		(% of Sales)
DSD Segment	18.4	18.3	17.9	17.7
Warehouse Segment	2.4	2.3	2.4	2.4
Total	20.8	20.6	20.3	20.1

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 19.5% and 17.5%, on a consolidated basis, as of July 14, 2018 and December 30, 2017, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — Significant changes to our critical accounting policies from those disclosed in the Form 10-K are presented below.  The policy changes for revenue, derivative financial instruments, and taxes are a result of adopting new guidance issued by the Financial Accounting Standards Board (the “FASB”) during the first quarter of our fiscal 2018.  See Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the new guidance.

Revenue.  Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Consideration payable to a customer is recognized at the time control transfers and is a reduction to revenue.  The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in our selling, distribution, and administration expenses line item on the Condensed Consolidated Statements of Operations.

The company’s production facilities deliver products to independent distributor partners (“IDP” or “IDPs”), who sell and deliver those products to outlets of retail accounts that are within the IDPs’ defined geographic territory. The IDPs sell products using either scan-based trading (“SBT”) technology, authorized charge tickets, or cash sales.

SBT technology allows the retailer to take ownership of our products when the consumer purchases the products rather than at the time they are delivered to the retailer. Control of the inventory does not transfer upon delivery to the retailer because the company controls the risks and rights until the product is scanned at the reseller’s register.  Each of the company’s products is considered distinct because the resellers expect each item to be a performance obligation.  The company’s performance obligations are satisfied at the point in time when the end consumer purchases the product because each product is considered a separate performance obligation. Consequently, revenue is recognized at a point in time for each scanned item.  The company has concluded that we are the principal.

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

Cash sales occur when the IDP is the end customer.  The IDP maintains accounts receivable, inventory and fulfillment risk for cash sales.  The IDP also controls pricing for the resale of cash sale products.  The company is the principal and the IDP is the customer, and an agent relationship does not exist.  The discount paid to the IDP for cash sales is recorded as a reduction to revenue.  Revenue is recognized for cash sales when the company’s products are delivered to the IDP because the company has satisfied its performance obligations.

Sales in the Warehouse Segment are under contracts and include a formal ordering system.  Orders are placed primarily using purchase orders (“PO”) or electronic data interchange information.  Each PO, together with the applicable master supply agreement, is determined to be a separate contract.  Product is delivered via contract carriers engaged by either the company or the customer with shipping terms provided in the PO.

Each unit sold, for all product categories, is a separate performance obligation.  Each unit is considered distinct because the customer can benefit from each unit by selling each one separately to the end consumer.  Additionally, each unit is separately identifiable in the PO.  Products are delivered either freight-on-board (“FOB”) shipping or destination.  The company’s right to payment is at the time our products are obtained from our warehouse for FOB shipping deliveries.  The right to payment for FOB destination deliveries occurs after the products are delivered to the customer.  Revenue is recognized at a point in time when control transfers.  The company pays commissions to brokers who obtain contracts with customers.  Commissions are paid on the total value of the contract, which is determined at contract inception and is based on expected future activity.  Broker commissions will not extend beyond a one-year term because each product is considered a separate order in the PO.

The company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less.  These costs are included in our selling, distribution, and administrative expenses line item on the Condensed Consolidated Statements of Operations.

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

Derivative Financial Instruments.  New guidance updates the disclosure requirements for derivatives and hedging activities with the intent to provide investors with an enhanced understanding of: (a) how and why an entity uses derivative instruments and related hedged items, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the company’s objectives and strategies for using derivative instruments and related hedged items, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments and related hedged items, and disclosures about credit-risk-related contingent features in derivative instruments and related hedged items.

As required, the company records all derivatives on the Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedged item with the recognition of the changes in the fair value of the hedged item that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the company elects not to apply hedge accounting.

Income taxes.  The company releases the income tax effect from accumulated other comprehensive income (loss) (“AOCI”) in the period when the underlying transaction impacts earnings.  We adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from AOCI to retained earnings. We elected to reclassify the stranded income tax effects resulting from the Act of $18.8 million from AOCI to retained earnings. This reclassification consists of deferred taxes originally recorded in AOCI that exceed the newly enacted federal corporate tax rate.

LOSS ON INFERIOR INGREDIENTS

In June 2018, the company received from a supplier several shipments of inferior yeast, which reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at a number of the company’s bakeries for several days during the quarter. While the supplier confirmed that the inferior yeast used in the baking process was safe for consumption, customers and consumers reported instances of unsatisfactory product attributes, primarily involving smell and taste. Costs associated with the inferior yeast were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘Loss on inferior ingredients’ line item in our Condensed Consolidated Statements of Operations.

The currently identifiable and measurable costs reclassified during the twelve weeks ended July 14, 2018 in our Condensed Consolidated Statements of Operations related to these production and distribution disruptions were as follows (amounts in thousands and recognized in the DSD Segment):

Costs by line item
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$3,180
Selling, distribution and administrative expenses	704
Loss on inferior ingredients	$3,884

Although we anticipate incurring additional losses associated with the disruption, we are not currently able to estimate the amount of such losses.  We intend to seek recovery of all losses through appropriate means.

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

The table below presents the revisions to the applicable Condensed Consolidated Statements of Cash Flows line item to correct the errors for the twenty-eight weeks ended July 15, 2017 (amounts in thousands):

	Condensed Consolidated Statements of Cash Flows
	For the Twenty-Eight Weeks Ended July 15, 2017
Impacted Condensed Consolidated Statements of Cash Flows Line Item	As Previously Reported	Revisions	As Revised
Other assets	$(13,244)	$16,352	$3,108
Other accrued liabilities	$23,079	$(4,281)	$18,798
Net cash provided by operating activities	$160,896	$12,071	$172,967
Repurchase of independent distributor territories	$(4,110)	$(577)	$(4,687)
Cash paid at issuance of notes receivable	$—	$(12,506)	$(12,506)
Other investing activities	$56	$1,012	$1,068
Net cash provided by investing activities	$19,853	$(12,071)	$7,782

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

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

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance was adopted on December 31, 2017, the first day of our fiscal 2018. This guidance will impact the company’s assessment of future transactions beginning in our fiscal 2018.

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statements.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statements will be reported separate from the service cost and outside of income from operations.  This guidance was adopted on December 31, 2017, the first day of our fiscal 2018.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company has elected to use the practical expedient option and presented the amounts disclosed in our prior pension and postretirement footnote for the comparative prior period for the retrospective presentation requirement.  The company did not capitalize pension cost.   The impact (including defined benefit and postretirement plans) for the twelve and twenty-eight weeks ended July 15, 2017 is presented in the table below (amounts in thousands):

	For the Twelve Weeks Ended
	Previously Filed	Post-adoption
	July 15, 2017	July 15, 2017
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$468,152	$468,246
Selling, distribution and administrative expenses	$354,193	$355,542
Income from operations	$70,166	$68,723
Other components of net periodic pension and postretirement benefits credit	$—	$(1,443)

	For the Twenty-Eight Weeks Ended
	Previously Filed	Post-adoption
	July 15, 2017	July 15, 2017
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$1,076,093	$1,076,314
Selling, distribution and administrative expenses	$815,463	$818,608
Income from operations	$170,291	$166,925
Other components of net periodic pension and postretirement benefits credit	$—	$(3,366)

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

In August 2017, the FASB amended the guidance for hedge accounting.  This guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting.  It also amends the presentation and disclosure requirements and changes the requirements for companies to separately measure ineffectiveness.  It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging activities.  We elected to early adopt this guidance as of December 31, 2017, the first day of our fiscal 2018.  All transition requirements and elections were applied to hedging relationships existing on the date of adoption.  The amended presentation and disclosure requirements must be applied prospectively.  The guidance requires a modified retrospective transition method in which companies recognize the cumulative effect of the change on the opening balance of each affected component of equity on the balance sheet as of the date of adoption.  There was no cumulative effect change to the company at adoption of this amended guidance.

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

Accounting pronouncements not yet adopted

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  Additional updates to the guidance were issued in July 2018.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief.  The company will adopt the updated standard in the first quarter of fiscal 2019.  The company intends to choose the option to apply the transition relief provisions of the new standard at our adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  As a result, the comparative periods presented in the financial statements in the period of adoption will be in accordance of current GAAP.  We have selected a new software tool to track our leases and are currently in the abstraction stage.  This process began in our first quarter of fiscal 2018 and is anticipated to be complete in the second half of fiscal 2018.  The company expects a significant impact to our Consolidated Financial Statements because of this guidance. The company currently has significant operating leases with our fiscal 2017 lease expense totaling $95.0 million.

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

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

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

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization, continuously improve, and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $2.2 million and $8.6 million for these non-restructuring consulting costs during the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively.

Develop leading capabilities.  As of July 14, 2018, we report our financial results in either the DSD Segment or the Warehouse Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen our long-term strategy.  The new organizational structure established two BUs, Fresh Packaged Bread and Snacking/Specialty.  The new structure also provided for centralized marketing, sales, supply chain, shared-

services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 2, 2018, the company announced the creation of the Chief Operating Officer (COO) position which continued refinements to the organizational structure.  This role will be responsible for executing the company’s strategies under Project Centennial , as well as overseeing the BUs, supply chain, sales, corporate strategy and ventures, and communications.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019.  We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the new structure.  Reorganization costs of $2.3 million for relocating employees were incurred during the twenty-eight weeks ended July 14, 2018 and recognized in the restructuring charges line item on the Condensed Consolidated Statements of Operations.  We anticipate incurring additional reorganization costs as we continue implementing the new structure.  The current DSD and warehouse segmentation will remain until the new structure is in place.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure, streamline operations, and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded an aggregate charge of $29.7 million in fiscal 2017 for the VSIP and a credit of $0.6 million during the twenty-eight weeks ended July 14, 2018.  These charges consist primarily of employee severance and benefits-related costs and are recorded in the restructuring charges line item on our Condensed Consolidated Statements of Operations.

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

On August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The bakery closed in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits.  These amounts are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Operations.  The company continues to explore additional opportunities to streamline our core operations, but as of July 14, 2018, we cannot estimate the additional costs to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative will focus on growing share in underdeveloped markets.  Adjacencies are geographic and/or product categories that will allow us to leverage our competitive advantages.  This can be done either organically with our high-potential brands or through strategic acquisitions.  As of July 14, 2018, we cannot estimate the costs to be incurred for this initiative.

See Note 20, Segment Reporting, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the allocation of restructuring charges to each of our segments.  The table below presents the components of costs associated with Project Centennial (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 14, 2018
Restructuring and related impairment charges:
Reorganization costs	$801	$2,313
VSIP	—	(597)
Employee termination benefits	—	344
Restructuring and related impairment charges (1)	801	2,060
Project Centennial implementation costs (2)	2,215	8,647
Total Project Centennial restructuring and implementation costs	$3,016	$10,707

(1)	Presented on our Condensed Consolidated Statements of Operations.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Operations.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(597)	344	2,313	2,060
Cash payments	(24,188)	(699)	(2,313)	(27,200)
Non-cash settlements	—	—	—	—
Liability balance (3) at July 14, 2018	$237	$113	$—	$350

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

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

During the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 14, 2018	July 15, 2017	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(33)	Interest expense
Commodity contracts	(135)	(487)	Cost of sales, Note 3
Total before tax	(168)	(520)	Total before tax
Tax benefit	42	200	Tax benefit
Total net of tax	(126)	(320)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(46)	(40)	Note 1
Settlement loss	(1,035)	—	Note 1
Actuarial losses	(1,157)	(1,355)	Note 1
Total before tax	(2,238)	(1,395)	Total before tax
Tax benefit	565	537	Tax benefit
Total net of tax	(1,673)	(858)	Net of tax
Total reclassifications	$(1,799)	$(1,178)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 14, 2018	July 15, 2017	Where Net Income (Loss) is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(77)	$(77)	Interest expense
Commodity contracts	(488)	(1,214)	Cost of sales, Note 3
Total before tax	(565)	(1,291)	Total before tax
Tax benefit	142	497	Tax benefit
Total net of tax	(423)	(794)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(81)	(94)	Note 1
Settlement loss	(5,703)	—	Note 1
Actuarial losses	(2,597)	(3,159)	Note 1
Total before tax	(8,381)	(3,253)	Total before tax
Tax benefit	2,116	1,252	Tax benefit
Total net of tax	(6,265)	(2,001)	Net of tax
Total reclassifications	$(6,688)	$(2,795)	Net of tax

Note 1:

These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits credit line item on the Condensed Consolidated Statements of Operations.  See Note 18, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income (loss).
Note 3:	Amounts are presented as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 14, 2018, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)
Other comprehensive income before reclassifications	1,661	12,756	14,417
Reclassified to earnings from AOCI	423	6,265	6,688
Reclassified to retained earnings from AOCI	(1,709)	(17,097)	(18,806)
AOCI at July 14, 2018	$(6,108)	$(76,152)	$(82,260)

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

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017
Gross loss reclassified from AOCI into income	$488	$1,214
Tax benefit	(123)	(467)
Net of tax	$365	$747

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 14, 2018 and December 30, 2017, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 14, 2018	December 30, 2017
Goodwill	$464,777	$464,777
Amortizable intangible assets, net of amortization	521,900	535,842
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,193,277	$1,207,219

There were no changes in the carrying amount of goodwill during the twenty-eight weeks ended July 14, 2018.

As of July 14, 2018 and December 30, 2017, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 14, 2018			December 30, 2017
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$371,392	$40,098	$331,294	$371,392	$34,716	$336,676
Customer relationships	281,621	92,693	188,928	281,621	84,280	197,341
Non-compete agreements	4,874	4,874	—	4,874	4,874	—
Distributor relationships	4,123	2,445	1,678	4,123	2,298	1,825
Total	$662,010	$140,110	$521,900	$662,010	$126,168	$535,842

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 14, 2018	$5,975
For the twelve weeks ended July 15, 2017	$6,416
For the twenty-eight weeks ended July 14, 2018	$13,942
For the twenty-eight weeks ended July 15, 2017	$14,971

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2018	$11,847
2019	$25,288
2020	$24,795
2021	$24,234
2022	$23,643

There were $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 14, 2018 and December 30, 2017. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by IDPs. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,350 and 4,000 IDPs’ distribution rights as of July 14, 2018 and December 30, 2017, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to ten years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 14, 2018	$6,466
For the twelve weeks ended July 15, 2017	$5,158
For the twenty-eight weeks ended July 14, 2018	$14,561
For the twenty-eight weeks ended July 15, 2017	$11,735

At July 14, 2018 and December 30, 2017, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 14, 2018	December 30, 2017
Distributor notes receivable	$229,029	$211,702
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	25,603	23,965
Long-term portion of distributor notes receivable	$203,426	$187,737

At July 14, 2018 and December 30, 2017, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 14, 2018 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,286	$375,996	2
2022 notes	$398,200	$409,770	2

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

Commodity Risk

The company enters into commodity derivatives designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, and diesel fuel are also important commodity inputs.

As of July 14, 2018, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(4,741)	—	—	(4,741)
Other long-term	(3,124)	—	—	(3,124)
Total	(7,865)	—	—	(7,865)
Net Fair Value	$(7,865)	$—	$—	$(7,865)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period of time extending into fiscal 2021. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All of the company-held commodity derivatives at July 14, 2018 and December 30, 2017, respectively, qualified for hedge accounting.

Interest Rate Risk

The company entered into treasury rate locks on August 5, 2016 and August 8, 2016 to fix the interest rate for the 2026 notes issued on September 28, 2016.  The derivative positions were closed when the debt was priced on September 23, 2016 with a net cash receipt of $1.0 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge.  During fiscal 2016, the company recognized $0.1 million of ineffectiveness due to issuing the debt earlier than the settlement date of the treasury locks.  The ineffectiveness amount was reported as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 14, 2018		December 30, 2017		July 14, 2018		December 30, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$259	Other accrued liabilities	$4,741	Other accrued liabilities	$10,247
Commodity contracts	Other assets	—	Other assets	32	Other long-term liabilities	3,124	Other long-term liabilities	639
Total		$—		$291		$7,865		$10,886

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 14, 2018	July 15, 2017	into Income (Effective Portion)(2)	July 14, 2018	July 15, 2017
Interest rate contracts	$—	$—	Interest expense	$25	$20
Commodity contracts	(8,809)	7,238	Production costs(3)	101	300
Total	$(8,809)	$7,238		$126	$320

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 14, 2018	July 15, 2017	into Income (Effective Portion)(2)	July 14, 2018	July 15, 2017
Interest rate contracts	$—	$—	Interest expense	$58	$47
Commodity contracts	1,661	3,720	Production costs(3)	365	747
Total	$1,661	$3,720		$423	$794

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively, related to the company’s commodity risk hedges.

At July 14, 2018, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(196)	$(34)	$(230)
Expiring in 2018	(597)	—	(597)
Expiring in 2019	(4,837)	—	(4,837)
Expiring in 2020	(335)	—	(335)
Expiring in 2021	(109)	—	(109)
Total	$(6,074)	$(34)	$(6,108)

Derivative Transactions Notional Amounts

As of July 14, 2018, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$150,968
Soybean oil contracts	22,087
Natural gas contracts	15,799
Corn contracts	17,167
Total	$206,021

The company’s derivative instruments contain no credit-risk related contingent features at July 14, 2018.  As of July 14, 2018 and December 30, 2017, the company had $18.2 million and $16.3 million, respectively, in other current assets representing collateral for hedged positions.  There were no amounts representing collateral recorded in other accrued liabilities for hedged positions as of July 14, 2018 and  December 30, 2017.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 14, 2018	December 30, 2017
Prepaid assets	$16,395	$22,154
Fair value of derivative instruments	—	259
Collateral to counterparties for derivative positions	18,197	16,324
Income taxes receivable	20,180	10,133
Other	1,224	767
Total	$55,996	$49,637

Other non-current assets consist of (amounts in thousands):

	July 14, 2018	December 30, 2017
Unamortized financing fees	$1,470	$1,787
Investments	3,295	3,434
Notes receivable	—	2,464
Deposits	2,341	2,342
Other	160	201
Total	$7,266	$10,228

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line item on the Condensed Consolidated Statements of Operations.

11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 14, 2018	December 30, 2017
Employee compensation	$23,467	$15,276
VSIP liabilities	237	25,022
Employee vacation	23,991	22,638
Employee bonus	13,667	29,369
Fair value of derivative instruments	4,741	10,247
Insurance	31,723	30,052
Bank overdraft	9,032	5,699
Accrued interest	9,001	7,711
Accrued taxes	12,327	10,943
Accrued legal settlements	7,437	6,928
Accrued legal costs	5,750	7,877
Multi-employer pension plan withdrawal costs	—	15,223
Accrued short term deferred income	5,429	4,940
Other	12,438	8,543
Total	$159,240	$200,468

12. ASSETS HELD FOR SALE

The company repurchases distribution rights from IDPs in circumstances when the company decides to exit a territory or, in some cases, when the IDP elects to terminate its relationship with the company. In the majority of the distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the IDP. In the event an IDP terminates its relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The IDPs may also sell their distribution rights to another person or entity. Distribution rights purchased from IDPs and operated as company-owned territories are recorded on the Condensed Consolidated Balance Sheets in the line item assets held for sale while the company actively seeks another IDP to purchase the distribution rights for the territory.  Distributions rights held for sale and operated by the company are sold to IDPs at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 14, 2018 and December 30, 2017, respectively (amounts in thousands):

	July 14, 2018	December 30, 2017
Distributor territories	$4,291	$13,584
Property, plant and equipment	1,211	1,739
Total assets held for sale	$5,502	$15,323

13. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at July 14, 2018 and December 30, 2017, respectively (amounts in thousands):

	July 14, 2018	December 30, 2017
Unsecured credit facility	$—	$—
2026 notes	395,286	394,978
2022 notes	398,200	397,941
Accounts receivable securitization facility	—	—
Capital lease obligations	22,557	27,150
Other notes payable	9,789	12,167
	825,832	832,236
Current maturities of long-term debt and capital lease obligations	9,706	12,095
Total long-term debt and capital lease obligations	$816,126	$820,141

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. As of July 14, 2018 and December 30, 2017, the bank overdraft balance was $9.0 million and $5.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million and $8.7 million at July 14, 2018 and December 30, 2017, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 14, 2018, and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The company has amended the facility five times since inception.  These amendments include provisions which (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, and (v) extended the term, most recently one additional year to September 28, 2019. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding under the facility on either July 14, 2018 or December 30, 2017.  As of July 14, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $185.5 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on July 14, 2018 and December 30, 2017 and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of July 14, 2018 and December 30, 2017, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

This credit facility (the “credit facility”) is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of July 14, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.3 million and $1.6 million on July 14, 2018 and December 30, 2017, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 14, 2018.

Amount (thousands)
Balance at December 30, 2017	$—
Borrowings	1,000
Payments	(1,000)
Balance at July 14, 2018	$—

The table below presents the net amount available under the credit facility as of July 14, 2018:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 14, 2018:

Amount (thousands)
High balance	$1,000
Low balance	$—

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of July 14, 2018, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2018	$5,002
2019	10,623
2020	5,344
2021	3,598
2022	402,101
2023 and thereafter	405,889
Total	$832,557

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 14, 2018 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$4,714	$395,286
2022 notes	400,000	1,800	398,200
Other notes payable	10,000	211	9,789
Total	$810,000	$6,725	$803,275

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

The company also leases certain property and equipment under various operating and capital lease arrangements.  During the first quarter of fiscal 2017, the company terminated certain operating lease contracts prior to the maturity date, which resulted in net termination costs.  The net termination costs consisted of $1.2 million of lease termination gain recognized in the selling, distribution and administrative expenses line item and $1.8 million of lease termination costs recognized in the depreciation and amortization line item of our Condensed Consolidated Statements of Operations.

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 14, 2018 and December 30, 2017, there was $22.6 million and $27.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated IDPs in the DSD Segment qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of July 14, 2018 and December 30, 2017, there was $158.3 million and $137.9 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

15. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $31.7 million and $30.1 million related to self-insurance reserves, excluding the distributor litigation discussed below, at July 14, 2018 and December 30, 2017, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 33 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty-five of these lawsuits seek class and/or collective action treatment. The remaining eight cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in 18 of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015
McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC	5:16-cv-00194	U.S. District Court District of South Carolina	1/20/2016

On December 7, 2017, the parties reached an agreement in principal to settle this matter for a payment of $1.5 million, comprised of $0.8 million in settlement funds, $0.6 million in attorneys’ fees, and a collective $0.1 million for a service award and as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. This settlement charge has been recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the fourth quarter of fiscal 2017.  On May 4, 2018, the court preliminarily approved the settlement.  The parties are working to obtain final court approval of the settlement.

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

Long v. Flowers Foods, Inc., Flowers Baking Co. of Morristown, LLC, and Flowers Baking Co. of Knoxville, LLC	3:17-cv-00724	U.S. District Court Middle District of Tennessee	4/20/2017
Wiatrek v. Flowers Foods, Inc. and Flowers Baking Co. of San Antonio, LLC	5:17-cv-00772	U.S. District Court Western District of Texas	8/15/2017	On February 5, 2018, the court granted an order conditionally certifying a class under the FLSA. On June 16, 2018, the court decertified the class.
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016
Bryant v. Flowers Foods, Inc. and Flowers Baking Co. of Denton, LLC	4:17-cv-00725	U.S. District Court Eastern District of Texas	10/9/2017
Green v. Flowers Foods, Inc. and Flowers Baking Co. of Birmingham, LLC	5:17-cv-00784	U.S. District Court Northern District of Alabama	5/11/2017
Hall et al. v. Flowers Foods, Inc., Flowers Baking Co. of Gadsden, LLC, and Flowers Baking Co. of Birmingham, LLC	1:17-cv-00932	U.S. District Court Northern District of Alabama	6/5/2017	This matter has been consolidated with the Green litigation described immediately above.

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

As of July 14, 2018, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

On March 13, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter, which includes 49 territories, for $1.25 million, including attorneys' fees. This settlement was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the third quarter of our fiscal 2016 and was paid during the first quarter of fiscal 2017.

Stewart et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC	1:15-cv-01162	U.S. District Court Western District of Tennessee	7/2/2015

On April 10, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter for $250,000, including attorneys’ fees, on behalf of sixteen distributors. This settlement was paid and recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the first quarter of fiscal 2017.

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

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws, and will allow others to proceed to fact discovery.

On June 8, 2018, a verified shareholder derivative complaint was filed in the U.S. District Court for the Middle District of Georgia by William D. Wrigley, derivatively on behalf of the company (the “Wrigley complaint”), against certain current and former directors and officers of the company.  On June 14, 2018, a related shareholder derivative complaint was filed in the U.S. District Court for the Middle District of Georgia by Stephen Goldberger, derivatively on behalf of the company (the “Goldberger complaint” and together with the Wrigley complaint, the “federal derivative complaints”), against the same current and former directors and officers of the company.  The federal derivative complaints allege, among other things, breaches of fiduciary duties and violations of federal securities laws relating to the company’s labor practices, and seek unspecified damages, disgorgement, and other relief.  On June 27, 2018, these derivative actions were consolidated and stayed until the earlier of (1) an order from the court on any summary judgment motions that may be filed in the consolidated securities action, or (2) notification that there has been a settlement reached in the consolidated securities action, or until otherwise agreed to by the parties.

On June 21, 2018, two verified shareholder derivative complaints were filed in The Superior Court of Thomas County, State of Georgia, by Margaret Cicchini Family Trust and Frank Garnier, separately, derivatively on behalf of the company (together the “state derivative complaints”), against certain current and former directors and officers of the company.  The state derivative complaints allege, among other things, breaches of fiduciary duties relating to the company’s labor practices, and seek unspecified damages, disgorgement, and other relief.  On July 12, 2018, these derivative actions were consolidated and stayed until the earlier of (1) an order from the court on any summary judgment motions that may be filed in the consolidated securities action, or (2) notification that there has been a settlement reached in the consolidated securities action, or until otherwise agreed to by the parties.

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

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net income	$45,442	$44,740	$96,689	$105,158
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,048	209,483	210,956	209,277
Basic earnings per common share	$0.22	$0.21	$0.46	$0.50
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,048	209,483	210,956	209,277
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	459	786	487	946
Diluted weighted average shares outstanding for common stock	211,507	210,269	211,443	210,223
Diluted earnings per common share	$0.21	$0.21	$0.46	$0.50

There were no anti-dilutive shares during the twelve and twenty-eight weeks ended July 14, 2018.  There were 804,751 and 808,200 of anti-dilutive shares during the twelve and twenty-eight weeks ended July 15, 2017, respectively.

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

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  There were no grants in the first two quarters of fiscal 2018.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that were vested and fully exercised by our first quarter of fiscal 2018.

The company’s final 72,785 stock options, with an exercise price of $10.87, outstanding on December 30, 2017 were exercised during the first quarter of fiscal 2018.   There are no outstanding NQSOs as of July 14, 2018.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively, were as follows (amounts in thousands):

	July 14, 2018	July 15, 2017
Cash received from option exercises	$791	$6,416
Tax benefit at exercise, net	$111	$1,477
Intrinsic value of stock options exercised	$609	$5,215

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 14, 2018 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 30, 2017	1,575	$22.20
Grant reduction for not achieving the ROIC modifier	(114)	$21.49
Grant reduction for not achieving the TSR modifier	(333)	$24.17
Vested	(314)	$21.89
Forfeited	(28)	$21.09
Nonvested shares at July 14, 2018	786	$21.64

As of July 14, 2018, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.63 years. The total intrinsic value of shares vested during the twelve and twenty-eight weeks ended July 14, 2018 was $6.5 million.

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

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.  During fiscal 2018, non-employee directors received an aggregate of 65,000 shares for their annual grant pursuant to the Omnibus Plan.  The deferred grant in fiscal 2017 fully vested in our second quarter of fiscal 2018 with 63,180 shares issued at vesting and 14,040 deferred at vesting.

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

The deferred stock activity for the twenty-eight weeks ended July 14, 2018 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 30, 2017	87	$18.70
Vested	(87)	$18.70
Granted	78	$19.89
Nonvested shares at July 14, 2018	78	$19.89	0.84	$1,744

As of July 14, 2018, there was $1.3 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.84 years.  The total intrinsic value of shares vested during the twelve and twenty-eight weeks ended July 14, 2018 was $1.7 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended  July 14, 2018 and July 15, 2017, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 14, 2018	July 15, 2017
Performance-contingent restricted stock awards	$1,720	$2,316
Deferred and restricted stock	356	399
Total stock-based compensation	$2,076	$2,715

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017
Performance-contingent restricted stock awards	$4,573	$7,683
Deferred and restricted stock	877	1,007
Total stock-based compensation	$5,450	$8,690

18. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 14, 2018 compared to accounts at December 30, 2017 (amounts in thousands):

	July 14, 2018	December 30, 2017
Noncurrent asset	$20,655	$—
Current liability	$935	$935
Noncurrent liability	$20,065	$60,107
Accumulated other comprehensive loss, net of tax	$76,152	$78,076

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018.  The table below presents our recognized settlement loss by quarter (amounts in thousands:

Settlement charge
First quarter	$4,668
Second quarter	1,035
For the twenty-eight weeks ended July 14, 2018	$5,703

Additional settlement charges will be recognized in each of the third and fourth quarters of fiscal 2018.  The amount of those charges will depend on the amount settled and the plan’s unrecognized net gain or loss at the end of each quarter.

The company used a measurement date of December 31, 2017 for the defined benefit and postretirement benefit plans described below (excluding Plan No. 1, which has a measurement date of June 30, 2018 due to the settlement).  The actuarial gain for Plan No. 1 from December 31, 2017 to June 30, 2018 is primarily due to better than expected asset returns during fiscal 2018, offset by an increase in the discount rate reflected in the re-measurement, which resulted in the decrease to the noncurrent liability in the table above.

The long-term expected rate of return, net of expenses, for the defined benefit plans was 6.4% at the March 31, 2018 re-measurement.  When Plan No. 1 was re-measured as of June 30, 2018, the expected return was changed from 6.4% to 5.2% due to re-balancing the plan asset allocation to more debt rather than equities as part of our pension de-risking strategy.

The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018 and an additional $30.0 million during our second quarter of fiscal 2018 to Plan No. 1.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Service cost	$216	$174	$504	$407
Interest cost	3,123	3,006	6,247	7,013
Expected return on plan assets	(4,678)	(5,895)	(10,085)	(13,754)
Settlement loss	1,035	—	5,703	—
Amortization of prior service cost	95	89	195	208
Amortization of net loss	1,256	1,469	2,829	3,427
Total net periodic pension cost (income)	$1,047	$(1,157)	$5,393	$(2,699)

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

The net periodic postretirement income for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Service cost	$66	$59	$155	$138
Interest cost	54	52	127	122
Amortization of prior service credit	(49)	(49)	(114)	(114)
Amortization of net gain	(99)	(114)	(232)	(268)
Total net periodic postretirement income	$(28)	$(52)	$(64)	$(122)

The components of net periodic postretirement benefits income other than the service cost are included in the other components of net periodic pension and postretirement benefits credit line item on our Condensed Consolidated Statements of Operations.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. During the twelve weeks ended July 14, 2018 and July 15, 2017, the total cost and employer contributions were $6.2 million and $6.6 million, respectively.   During the twenty-eight weeks ended July 14, 2018 and  July 15, 2017 the total cost and employer contributions were $13.5 million and $15.6 million, respectively.

Multi-employer Pension Plan

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “Fund”) at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making payments during the first quarter of fiscal 2018.  While this is our best estimate of the ultimate cost of the withdrawal from the Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Operations and are in the DSD Segment.  The liability is recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid early in the second quarter of fiscal 2018.

19. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ended July 14, 2018 was 19.1% compared to 35.1% for the twenty-eight weeks ended July 15, 2017. The decrease in the rate from the prior year is primarily due to the reduction of the U.S. corporate tax rate from 35% to 21%, as a result of U.S. tax reform, and adjustments to provisional taxes recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities to the new tax rate. During the twenty-eight weeks ended July 14, 2018, the primary differences in the effective rate and the statutory rate are state income taxes and adjustments to prior year estimates that impact the effective tax rate in the current quarter.

In the fourth quarter ending December 30, 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act. This provisional amount was adjusted in the current quarter due to additional analysis, changes in assumptions and actions taken related to pension contributions and bonus depreciation on certain assets placed in service during fiscal 2017. As a result, an additional tax benefit of $5.6 million was recorded as a discrete tax item in our second quarter of fiscal 2018. These adjustments resulted in a reduction to federal income tax payable of $16.4 million and an increase to federal deferred tax liabilities of $10.8 million.  We continue to gather additional information related to deferred tax estimates and any subsequent adjustments to these amounts will be recorded in the quarter of 2018 when the analysis is complete.

During the twenty-eight weeks ended July 14, 2018, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not material to the Condensed Consolidated Financial Statements. As of July 14, 2018, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

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

Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Sales:
DSD Segment	$818,998	$806,296	$1,860,367	$1,825,212
Warehouse Segment	187,078	173,844	432,891	411,521
Eliminations:
Sales from Warehouse Segment to DSD Segment	(42,421)	(40,097)	(97,265)	(89,985)
Sales from DSD Segment to Warehouse Segment	(22,372)	(13,404)	(48,257)	(32,460)
	$941,283	$926,639	$2,147,736	$2,114,288
Gain on divestiture:
Warehouse Segment	$—	$—	$—	$28,875
	$—	$—	$—	$28,875
Multi-employer pension plan withdrawal costs:
DSD Segment	$—	$—	$2,322	$—
	$—	$—	$2,322	$—
Loss on inferior ingredients:
DSD Segment	$3,884	$—	$3,884	$—
	$3,884	$—	$3,884	$—
Restructuring charges:
DSD Segment	$694	$—	$1,898	$—
Warehouse Segment	49	—	76	—
Unallocated corporate costs	58	—	86	—
	$801	$—	$2,060	$—
Impairment of assets:
DSD Segment	$—	$—	$2,483	$—
	$—	$—	$2,483	$—
Depreciation and amortization:
DSD Segment	$30,127	$29,355	$67,597	$70,417
Warehouse Segment	4,902	4,761	11,527	11,072
Unallocated corporate costs(1)	69	12	163	(173)
	$35,098	$34,128	$79,287	$81,316
Income from operations:
DSD Segment	$54,481	$79,465	$138,906	$166,726
Warehouse Segment	11,135	11,589	25,697	56,284
Unallocated corporate costs(2)	(13,352)	(22,331)	(35,724)	(56,085)
	$52,264	$68,723	$128,879	$166,925
Interest expense	$(8,214)	$(8,436)	$(19,210)	$(20,061)
Interest income	$6,466	$5,158	$14,561	$11,735
Pension plan settlement loss	$(1,035)	$—	$(5,703)	$—
Other components of net periodic pension and postretirement benefits credit	$298	$1,443	$1,033	$3,366
Income before income taxes	$49,779	$66,888	$119,560	$161,965

The table below presents the assets by segment (amounts in thousands):

Assets:	July 14, 2018	December 30, 2017
DSD Segment	$2,296,462	$2,270,179
Warehouse Segment	303,263	296,157
Other (3)	117,582	93,388
Total assets	$2,717,307	$2,659,724

(1)	Represents costs allocated to the company’s corporate head office.

(2)	Represents costs allocated to the company’s corporate head office and pension plan settlement loss.
(3)

Represents the company’s corporate head office assets, including primarily cash and cash equivalents and deferred taxes.  Certain assets were reclassified from the unallocated corporate head office to the DSD Segment during the first quarter of our fiscal 2018.

Sales by product category in each reportable segment are as follows for the twelve and twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	July 14, 2018			July 15, 2017
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$521,946	$35,772	$557,718	$514,617	$34,972	$549,589
Store branded retail	121,507	28,058	149,565	119,972	24,466	144,438
Non-retail and other	153,173	80,827	234,000	158,303	74,309	232,612
Total	$796,626	$144,657	$941,283	$792,892	$133,747	$926,639

	For the Twenty-Eight Weeks Ended			For the Twenty-Eight Weeks Ended
	July 14, 2018			July 15, 2017
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$1,185,740	$83,286	$1,269,026	$1,160,558	$84,089	$1,244,647
Store branded retail	258,217	63,951	322,168	257,505	59,157	316,662
Non-retail and other	368,153	188,389	556,542	374,689	178,290	552,979
Total	$1,812,110	$335,626	$2,147,736	$1,792,752	$321,536	$2,114,288

The tables above present certain sales by category that have been reclassified from amounts previously reported.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 14, 2018, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 14, 2018 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of the Form 10-Q.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense (gain) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$2,215	$9,389	$8,647	$24,795	Note 4
Restructuring charges	801	—	2,060	—	Note 4
Loss on inferior ingredients	3,884	—	3,884	—	Note 1
Impairment of assets	—	—	2,483	—	Note 10
Legal settlements	8,345	—	9,695	250	Note 15
Pension plan settlement loss	1,035	—	5,703	—	Note 18
Gain on divestiture	—	—	—	(28,875)	Note 5
Lease termination costs	—	—	—	565	Note 13
Multi-employer pension plan withdrawal costs	—	—	2,322	—	Note 18
	$16,280	$9,389	$34,794	$(3,265)

In the second quarter of fiscal 2018, we recognized an income tax benefit of $5.6 million to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in 2017, which partially offset the net expense amount of the pre-tax items detailed above.

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project are presented in the table above and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Operations.  We anticipate incurring additional consulting costs of approximately $1.0 million during the remainder of fiscal 2018.

•

Restructuring charges associated with Project Centennial – The following table details restructuring charges recorded by segment during the twelve and twenty-eight weeks ended July 14, 2018 (amounts in thousands):

	DSD Segment		Warehouse Segment		Unallocated Corporate		Total
	Twelve Weeks Ended	Twenty-Eight Weeks Ended	Twelve Weeks Ended	Twenty-Eight Weeks Ended	Twelve Weeks Ended	Twenty-Eight Weeks Ended	Twelve Weeks Ended	Twenty-Eight Weeks Ended
	July 14, 2018		July 14, 2018		July 14, 2018		July 14, 2018
	(Amounts in thousands)
Employee termination benefits and other cash charges	$694	$1,898	$49	$76	$58	$86	$801	$2,060
Total restructuring charges	$694	$1,898	$49	$76	$58	$86	$801	$2,060

Restructuring charges primarily consisted of relocation and severance costs as we continue to transition to the new organizational structure.  We anticipate incurring additional relocation costs of approximately $1.0 million to $2.0 million through the remainder of fiscal 2018.

•

Loss on inferior ingredients – During the second quarter of fiscal 2018, we recognized a $3.9 million loss related to currently identifiable and measurable costs associated with receiving several shipments of inferior yeast from one of our suppliers.  The shipments reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at a number of the company’s bakeries for several days during the quarter.  Although we anticipate incurring additional losses associated with the disruption, we are not currently able to estimate the amount of such loss.  We intend to seek recovery of all losses through appropriate means.

•	Impairment of assets – During the first quarter of fiscal 2018, we recognized an impairment of $2.5 million on a non-IDP notes receivable of our DSD Segment in our results of operations.
•

Legal settlements – In the first and second quarters of fiscal 2018, we reached agreements to settle distributor-related litigation in the aggregate amount of $9.7 million, including plaintiffs’ attorney fees.  These amounts were recorded in the DSD Segment in the selling, distribution and administrative expenses line item of our results of operations.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges of $4.7 million and $1.0 million were triggered in the first and second quarters of fiscal 2018, respectively, as a result of lump sums paid during those quarters and are included in our results of operations.  Additional settlement charges will be recognized in the third and fourth quarters of fiscal 2018.

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

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On August 18, 2017, the union participants of the Fund at our Lakeland, Florida plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  This resulted in the recognition of an $18.3 million pension plan withdrawal liability (including transition payments) in the DSD Segment in the third quarter of fiscal 2017.  During the first quarter of fiscal 2018, this amount was revised for the final settlement and we recorded an additional $2.3 million of liability.  The transition payments of $3.1 million were made on November 3, 2017.  Of the remaining balance, we paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid in the second quarter of fiscal 2018.

•

Reclassification of certain prior year amounts – Due to the change in the presentation of pension cost (benefit) other than service cost as a result of new accounting guidance, as well as certain organizational changes we have implemented as of the beginning of fiscal 2018, we have reclassified prior year amounts for comparability.  In addition, the Condensed Consolidated Statement of Cash Flows for the twenty-eight weeks ended July 15, 2017 has been revised to correct errors.  Refer to Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  Due to the organizational changes, we have restructured our discussion of segment operations below.

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

•	Has a 39-bakery network with a highly developed reciprocal baking system (where bakeries can produce for its market and that of other bakeries), which results in long and efficient production runs.
•	The DSD Segment currently has access to more than 85% of the U.S. population for fresh bakery foods.
•	Major DSD Segment brands include Nature’s Own, Wonder, Tastykake, Dave’s Killer Bread (“DKB”), and Cobblestone Bread Company.

Warehouse Segment

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Operates eight production facilities.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread and European Bakers.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 1.6% for both the twelve and twenty-eight weeks ended July 14, 2018 compared to the same periods in the prior year.  The quarter increase was primarily due to continued growth of branded organic sales and, to a lesser extent, volume growth in cake and store branded sales, partially offset by declines in other branded breads, buns and rolls.  The increase year to date was due to growth in branded organic, foodservice and store branded sales and improved price/mix, partially offset by decreases in other branded products.

Net income increased 1.6% for the twelve weeks ended July 14, 2018 as compared to the same period in the prior year due to significantly lower income tax expense, decreased Project Centennial consulting costs and improved sales, mostly offset by legal settlements in the current quarter, increased promotional and marketing costs, the pension plan settlement loss, the loss on inferior ingredients, and production disruptions caused by inferior yeast.  Year to date, net income decreased 8.1% due to the gain on divestiture in the prior year first quarter, higher production costs, the pension plan settlement loss, loss on inferior ingredients, increased legal settlements, impairment of assets and additional MEPP costs recorded in the current year.  These items were partially offset by decreased Project Centennial consulting costs, improved sales, and significantly lower income tax expense as a result of U.S. tax reform in 2017.

During the twenty-eight weeks ended July 14, 2018, we generated net cash flows from operations of $148.6 million and invested $49.5 million in capital expenditures.  Additionally, we paid $74.3 million in dividends to our shareholders.  In the first half of the prior year, we generated net cash flows from operations of $173.0 million, received net proceeds of $41.2 million from the divestiture of our mix manufacturing business, and invested $31.9 million in capital expenditures.  We paid $69.6 million in dividends to our shareholders and reduced our total indebtedness by $108.1 million.  The decrease in net cash flows from operations, period over period, was primarily due to making $40.0 million of voluntary pension plan contributions as well as VSIP payments, MEPP payments and increased bonus payouts, net of changes in hedging margin activity, more favorable payment terms and decreased Project Centennial consulting costs.

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

Flowers' priorities for fiscal 2018 are to simplify and streamline our brand assortment, provide additional tools to IDPs to enable them to grow their businesses, reduce costs of purchased goods and services, and put in place a more efficient operating model for a national branded food company.

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

For fiscal 2018, we continue to execute on key strategic initiatives, including the following accomplishments year to date:

•

appointed a Chief Operating Officer (COO) which continued refinements to the organizational structure to align operating functions, drive accountability, generate additional cost savings, and identify new avenues for growth;

•

introduced Nature’s Own Perfectly Crafted artisan-inspired, thick-sliced bakery style breads that contain no artificial preservatives, colors or flavors, no high fructose corn syrup, and are Non-GMO Project Verified;

•	introduced Dave’s Killer Bread Boomin’ Berry bagels;
•	increased marketing budget to support growth of newly launched products and core brands in growth markets;
•	continued to transition to the new organizational structure by filling key roles with individuals new to Flowers that enhanced capabilities and skills;
•	continuing to execute on projects under the supply chain optimization initiative to improve efficiencies and lower product costs;
•	continued to address indirect costs throughout the company to generate fuel for growth, particularly by reducing costs in purchased goods and services; and
•	continued to evaluate a robust pipeline of strategic acquisition opportunities to drive enhanced growth in underdeveloped product categories and geographic markets.

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

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  On July 2, 2018, the company announced the creation of the COO position.  This role is responsible for executing the company’s strategies under Project Centennial, as well as, overseeing the BUs, supply chain, sales, corporate strategy and ventures, and communications.  We continue to explore additional opportunities to streamline our core operations, but as of July 14, 2018, we cannot estimate the costs to be incurred related to these initiatives.

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

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see the Form 10-K for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K except as disclosed in Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, which details recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 14, 2018 and July 15, 2017, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017	Dollars	%
Sales
DSD Segment	$796,626	$792,892	84.6	85.6	$3,734	0.5
Warehouse Segment	144,657	133,747	15.4	14.4	10,910	8.2
Total	$941,283	$926,639	100.0	100.0	$14,644	1.6
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$385,392	$374,357	48.4	47.2	$11,035	2.9
Warehouse Segment (1)	103,479	93,889	71.5	70.2	9,590	10.2
Total	$488,871	$468,246	51.9	50.5	$20,625	4.4
Selling, distribution and administrative expenses
DSD Segment (1)	$322,048	$309,715	40.4	39.1	$12,333	4.0
Warehouse Segment (1)	25,092	23,508	17.3	17.6	1,584	6.7
Corporate (2)	13,225	22,319	—	—	(9,094)	(40.7)
Total	$360,365	$355,542	38.3	38.4	$4,823	1.4
Restructuring charges
DSD Segment (1)	$694	$—	0.1	—	$694	NM
Warehouse Segment (1)	49	—	0.0	—	49	NM
Corporate (2)	58	—	—	—	58	NM
Total	$801	$—	0.1	—	$801	NM
Loss on inferior ingredients
DSD Segment (1)	$3,884	$—	0.5	—	$3,884	NM
Warehouse Segment (1)	—	—	—	—	-	NM
Total	$3,884	$—	0.4	—	$3,884	NM
Depreciation and amortization
DSD Segment (1)	30,127	29,355	3.8	3.7	772	2.6
Warehouse Segment (1)	4,902	4,761	3.4	3.6	141	3.0
Corporate (2)	69	12	—	—	57	NM
Total	$35,098	$34,128	3.7	3.7	$970	2.8
Income from operations
DSD Segment (1)	$54,481	$79,465	6.8	10.0	$(24,984)	(31.4)
Warehouse Segment (1)	11,135	11,589	7.7	8.7	(454)	(3.9)
Corporate (2)	(13,352)	(22,331)	—	—	8,979	40.2
Total	$52,264	$68,723	5.6	7.4	$(16,459)	(23.9)
Other components of net periodic pension and postretirement benefits credit	$(298)	$(1,443)	(0.0)	(0.2)	$1,145	(79.3)
Pension plan settlement loss	1,035	—	0.1	—	1,035	NM
Interest expense, net	1,748	3,278	0.2	0.4	(1,530)	(46.7)
Income tax expense	4,337	22,148	0.5	2.4	(17,811)	(80.4)
Net income	$45,442	$44,740	4.8	4.8	$702	1.6
Comprehensive income	$42,375	$53,156	4.5	5.7	$(10,781)	(20.3)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017	Dollars	%
Sales
DSD Segment	$1,812,110	$1,792,752	84.4	84.8	$19,358	1.1
Warehouse Segment	335,626	321,536	15.6	15.2	14,090	4.4
Total	$2,147,736	$2,114,288	100.0	100.0	$33,448	1.6
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$873,238	$849,066	48.2	47.4	$24,172	2.8
Warehouse Segment (1)	240,755	227,248	71.7	70.7	13,507	5.9
Total	$1,113,993	$1,076,314	51.9	50.9	$37,679	3.5
Selling, distribution and administrative expenses
DSD Segment (1)	$721,782	$706,543	39.8	39.4	$15,239	2.2
Warehouse Segment (1)	57,571	55,807	17.2	17.4	1,764	3.2
Corporate (2)	35,475	56,258	—	—	(20,783)	(36.9)
Total	$814,828	$818,608	37.9	38.7	$(3,780)	(0.5)
Gain on divestiture
Warehouse Segment (1)	$—	$(28,875)	—	(9.0)	$28,875	NM
Total	$—	$(28,875)	—	(1.4)	$28,875	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$2,322	$—	0.1	—	$2,322	NM
Total	$2,322	$—	0.1	—	$2,322	NM
Restructuring charges
DSD Segment (1)	$1,898	$—	0.1	—	$1,898	NM
Warehouse Segment (1)	76	—	0.0	—	76	NM
Corporate (2)	86	—	—	—	86	NM
Total	$2,060	$—	0.1	—	$2,060	NM
Impairment of assets
DSD Segment (1)	$2,483	$—	0.1	—	$2,483	NM
Total	$2,483	$—	0.1	—	$2,483	NM
Loss on inferior ingredients
DSD Segment (1)	$3,884	$—	0.2	—	$—	NM
Warehouse Segment (1)	—	—	—	—	—	NM
Total	$3,884	$—	0.2	—	$—	NM
Depreciation and amortization
DSD Segment (1)	$67,597	$70,417	3.7	3.9	$(2,820)	(4.0)
Warehouse Segment (1)	11,527	11,072	3.4	3.4	455	4.1
Corporate (2)	163	(173)	—	—	336	NM
Total	$79,287	$81,316	3.7	3.8	$(2,029)	(2.5)
Income from operations
DSD Segment (1)	$138,906	$166,726	7.7	9.3	$(27,820)	(16.7)
Warehouse Segment (1)	25,697	56,284	7.7	17.5	(30,587)	(54.3)
Corporate (2)	(35,724)	(56,085)	—	—	20,361	36.3
Total	$128,879	$166,925	6.0	7.9	$(38,046)	(22.8)
Other components of net periodic pension and postretirement benefits credit	$(1,033)	$(3,366)	(0.0)	(0.2)	$2,333	(69.3)
Pension plan settlement loss	$5,703	—	0.3	—	$5,703	NM
Interest expense, net	$4,649	$8,326	0.2	0.4	$(3,677)	(44.2)
Income taxes	$22,871	$56,807	1.1	2.7	$(33,936)	(59.7)
Net income	$96,689	$105,158	4.5	5.0	$(8,469)	(8.1)
Comprehensive income	$117,794	$111,673	5.5	5.3	$6,121	5.5

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED JULY 14, 2018 COMPARED TO TWELVE WEEKS ENDED JULY 15, 2017

Sales (dollars in thousands)

	DSD Segment			Warehouse Segment			Consolidated
	For the Twelve Weeks Ended			For the Twelve Weeks Ended			For the Twelve Weeks Ended
	July 14, 2018	July 15, 2017	% Change	July 14, 2018	July 15, 2017	% Change	July 14, 2018	July 15, 2017	% Change
Branded retail	$521,946	$514,617	1.4	$35,772	$34,972	2.3	$557,718	$549,589	1.5
Store branded retail	121,507	119,972	1.3	28,058	24,466	14.7	149,565	144,438	3.5
Non-retail and other	153,173	158,303	(3.2)	80,827	74,309	8.8	234,000	232,612	0.6
Total	$796,626	$792,892	0.5	$144,657	$133,747	8.2	$941,283	$926,639	1.6

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

	DSD Segment	Warehouse Segment	Consolidated
Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	2.0	(2.0)	0.4
Volume	(1.5)	10.2	1.2
Total percentage change in sales	0.5	8.2	1.6

DSD Segment.  Branded retail sales increased due to significant sales growth for branded organic products, growth in our expansion markets, the launch of Nature’s Own Perfectly Crafted bread, and improved price/mix, partially offset by increased promotional activity, decreased production capacity as a result of inferior yeast and softer volume for other branded items.  Sales of DKB branded products continue to increase, driven by volume gains and the addition of DKB branded breakfast products during the second quarter of fiscal 2017.  Store branded retail sales increased quarter over quarter due to positive price/mix, partially offset by volume declines.  Volume losses in foodservice, partly due to the inferior yeast issue and the shift of certain foodservice business from the DSD Segment to the Warehouse Segment, and decreased sales of products in our bakery outlet stores resulted in decreased non-retail and other sales.

Warehouse Segment.  Branded retail sales increased mostly due to growth in branded cake, partially offset by volume declines in warehouse-delivered branded organic bread and negative pricing/mix.  Sales of store branded retail items increased primarily due to volume increases in store branded cake.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased primarily from significant volume growth in foodservice and vending sales, and to a lesser extent the shift of certain foodservice business from the DSD Segment to the Warehouse Segment in the current year, partially offset by declines in contract manufacturing.

Consolidated.  Continued sales growth from branded organic products and in our expansion markets, as well as more favorable price/mix resulted in the increase in branded retail sales, partially offset by increased promotional activity, decreased production capacity as a result of inferior yeast, and volume declines in other branded products.  Sales of DKB branded products continued to increase, partly due to the introduction of breakfast products during the second quarter of fiscal 2017.  Store branded retail sales increased from both positive price/mix and volume increases.  Volume growth in vending drove the increase in non-retail and other sales, partially offset by softer bakery outlet store sales and declines in price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended
Line Item Component	July 14, 2018 % of Sales	July 15, 2017 % of Sales	Increase (Decrease) as a % of Sales
Ingredients	25.5	24.7	0.8
Workforce-related costs	14.8	14.7	0.1
Packaging	4.3	4.2	0.1
Utilities	1.3	1.4	(0.1)
Other	6.0	5.5	0.5
Total	51.9	50.5	1.4

On a consolidated basis, costs were higher as a percent of sales due to significant promotional activity associated with new product launches in the current quarter, increased commodity prices, and disruption of production related to receiving several shipments of inferior yeast during the quarter.  Additionally, increases in outside purchases of product and decreases in manufacturing efficiencies contributed to the increase.  Higher prices for non-organic flour and to a lesser extent sweeteners, combined with greater sales promotions, resulted in the ingredient increase as a percent of sales, partially offset by increased outside purchases of product (sales with no ingredient costs) which are included in the other line item in the table above.  We continue to expect ingredient costs to be higher for the remainder of fiscal 2018.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended
Line Item Component	July 14, 2018 % of Sales	July 15, 2017 % of Sales	Increase (Decrease) as a % of Sales
Workforce-related costs	14.9	17.0	(2.1)
Distributor distribution fees	15.1	13.4	1.7
Other	8.3	8.0	0.3
Total	38.3	38.4	(0.1)

In the current quarter, a larger portion of our sales were made through IDPs, due to increases in sales of distribution rights quarter over quarter, resulting in increased distributor distribution fees as a percent of sales and decreased workforce-related costs as a percent of sales.  Additionally, workforce reductions from the VSIP and other restructuring initiatives, and lower employee fringes resulted in a decline in workforce-related costs.  As discussed in the “Matters Affecting Comparability” section above, during the twelve weeks ended July 14, 2018, the company incurred $2.2 million of consulting costs associated with Project Centennial compared to $9.4 million in the prior year quarter, a decrease of approximately 80 basis points, and these costs are reflected in the other line item in the table above.  We anticipate incurring additional consulting costs related to Project Centennial of approximately $1.0 million during the remainder of fiscal 2018.  Legal settlements of $8.3 million recorded in the current quarter were partially offset by lower legal expense, both of which are reflected in the other line item in the table above.  Additionally, we incurred significantly higher marketing costs associated with the launch of Nature’s Own Perfectly Crafted bread, as well as continued investments in our DKB and Wonder brands, and higher distribution costs.

Loss on Inferior Ingredients, Pension Plan Settlement Loss and Restructuring Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

As a percent of sales, depreciation and amortization expense was relatively unchanged as compared to the prior year quarter.  Accelerated depreciation of certain right to use assets of the DSD Segment, and assets being placed in service, resulted in increased depreciation expense, partially offset by reduced amortization expense as a result of impairing certain trademarks in the second half of fiscal 2017.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the twelve weeks ended July 14, 2018 compared to the twelve weeks ended July 15, 2017:

Income from Operations	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(31.4)	(3.2)
Warehouse Segment	(3.9)	(1.0)
Unallocated corporate	40.2	NA
Consolidated	(23.9)	(1.8)

NA	Not applicable as the corporate segment has no revenues.

DSD Segment.  The decrease in the DSD Segment operating income as a percent of sales primarily resulted from $8.3 million of legal settlements, $3.9 million of currently identifiable and measurable costs related to inferior yeast, and $0.7 million of restructuring charges incurred during the second quarter of fiscal 2018, as well as increased promotional activity primarily related to new product launches and increased production costs partially due to the inferior yeast issue.  The benefit of the VSIP and other restructuring initiatives and lower employee fringes partially offset these items.

Warehouse Segment.  The decrease in the Warehouse Segment operating income as a percent of sales was primarily due to a shift in mix from higher margin branded bread items to lower margin cake and foodservice items, increased product purchases from the DSD Segment, increased outside purchases of product, declines in manufacturing efficiencies, and higher distribution costs, partially offset by lower workforce-related costs.

Unallocated Corporate.  The favorable change in unallocated corporate expenses was primarily due to the $7.2 million decrease in consulting costs associated with Project Centennial, and to a lesser extent, reduced legal expense.

Other Components of Net Periodic Pension and Postretirement Benefits Credit

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on June 30, 2018 compared to the end of fiscal 2017 as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense was lower mostly due to a significant increase in distributor notes receivable resulting from increased sales of distribution rights quarter over quarter.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 14, 2018 was 8.7% compared to 33.1% in the prior year quarter.  The significant decrease in the rate was primarily due to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of U.S. tax reform, adjustments to provisional taxes recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities at the new tax rate, and tax credits recognized for research and development, job training and historical preservation of real property.  The primary differences in the effective rate and the statutory rate were as follows (amounts are percentages):

For the Twelve Weeks Ended
July 14, 2018
Expected tax at U.S. federal and state income tax rates	25.3%
Tax reform impact	(11.2)
Discrete tax credits	(2.7)
Other	(2.7)
Effective federal and state income tax rate	8.7%

In the fourth quarter of fiscal 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act.  This provisional amount was adjusted in the current quarter due to additional analysis, changes in assumptions and actions taken related to pension contributions and bonus depreciation.  An additional discrete tax benefit of $5.6 million was recorded in the current quarter related to tax reform.  We continue to gather additional information related to deferred tax estimates and any subsequent adjustments to these amounts will be recorded in the quarter of fiscal 2018 when the analysis is complete.

Comprehensive Income

The change in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives, net of the actuarial gain recognized as a result of the pension plan settlement.

TWENTY-EIGHT WEEKS ENDED JULY 14, 2018 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 15, 2017

Sales (dollars in thousands)

	DSD Segment			Warehouse Segment			Consolidated
	For the Twenty-Eight Weeks Ended			For the Twenty-Eight Weeks Ended			For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	% Change	July 14, 2018	July 15, 2017	% Change	July 14, 2018	July 15, 2017	% Change
Branded retail	$1,185,740	$1,160,558	2.2	$83,286	$84,089	(1.0)	$1,269,026	$1,244,647	2.0
Store branded retail	258,217	257,505	0.3	63,951	59,157	8.1	322,168	316,662	1.7
Non-retail and other	368,153	374,689	(1.7)	188,389	178,290	5.7	556,542	552,979	0.6
Total	$1,812,110	$1,792,752	1.1	$335,626	$321,536	4.4	$2,147,736	$2,114,288	1.6

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

	DSD Segment	Warehouse Segment	Consolidated
Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	2.8	(2.8)	1.1
Volume	(1.7)	7.5	0.5
Divestiture	—	(0.3)	—
Total percentage change in sales	1.1	4.4	1.6

DSD Segment.  Branded retail sales increased due to significant sales growth for branded organic products, growth in our expansion markets, and improved price/mix, somewhat offset by declines in other branded items, with the largest decreases in branded buns and rolls and branded cake.  Sales of DKB branded products continue to increase, driven by volume gains and the addition of DKB branded breakfast products during the second quarter of fiscal 2017.  Store branded retail sales increased mainly due to positive price/mix, partially offset by declines in branded white bread.  Volume declines in foodservice and decreased sales of products in our bakery outlet stores and, less significantly, the shift of certain foodservice business from the DSD Segment to the Warehouse Segment resulted in decreased non-retail and other sales.

Warehouse Segment.  Branded retail sales decreased mostly due to volume declines in warehouse-delivered branded organic bread and negative price/mix, partially offset by growth in branded cake.  Sales of store branded retail items increased primarily due to growth in store branded cake and the addition of a new customer in the second half of fiscal 2017.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased primarily from volume growth in foodservice and vending sales, and to a lesser extent the shift of certain foodservice business from the DSD Segment to the Warehouse Segment in the current year, partially offset by the impact of the mix manufacturing business divestiture in January 2017 and declines in price/mix.

Consolidated.  Branded retail sales increased due to continued sales growth from branded organic products and in our expansion markets, as well as more favorable price/mix, partially offset by declines in branded buns and rolls and branded cake.  Sales of DKB branded products continued to increase, partly due to the introduction of breakfast products during the second quarter of fiscal 2017.  Store branded retail sales increased due to volume increases in store branded cake and buns and rolls, partially offset by declines in white bread.  Volume growth in foodservice and vending drove the increase in non-retail and other sales, partially offset by softer bakery outlet store sales and declines in price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended
Line item component	July 14, 2018 % of sales	July 15, 2017 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.1	24.7	0.4
Workforce-related costs	14.8	14.8	—
Packaging	4.3	4.3	—
Utilities	1.3	1.4	(0.1)
Other	6.4	5.7	0.7
Total	51.9	50.9	1.0

Ingredient costs were impacted by higher prices for non-organic flour and to a lesser extent sweetener prices, partially offset by increased outside purchases of product (sales with no ingredient costs).  We continue to expect ingredient costs to be higher for the remainder of fiscal 2018.  Outside purchases of product increased primarily due to the DKB branded breakfast products and are reflected in the other line item in the table above.  Additionally, reduced manufacturing efficiency and production disruptions related to the shipments of inferior yeast negatively impacted production costs.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended
Line item component	July 14, 2018 % of sales	July 15, 2017 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	15.5	17.4	(1.9)
Distributor distribution fees	14.8	13.3	1.5
Other	7.6	8.0	(0.4)
Total	37.9	38.7	(0.8)

Distributor distribution fees increased as a percent of sales due to a larger portion of our sales being made through IDPs resulting in decreased workforce-related costs.  In addition, workforce reductions from the VSIP and other restructuring initiatives, lower employee-related compensation (no stock awards have been granted in the current year) and lower employee fringes resulted in a decline in workforce-related costs.  As discussed in the “Matters Affecting Comparability” section above, during the twenty-eight weeks ended July 14, 2018, the company incurred $8.6 million of consulting costs associated with Project Centennial compared to $24.8 million in the prior year, a decrease of approximately 80 basis points, and these costs are reflected in the other line item in the table above.  We anticipate incurring additional consulting costs related to Project Centennial of approximately $1.0 million during the remainder of fiscal 2018.  Legal settlements recorded in the current year were $9.4 million higher than the settlements recorded in the prior year and were partially offset by lower legal expense, both of which are reflected in the other line item in the table above.  Increased investments in marketing and higher distribution costs partially offset the overall decrease in costs.

Loss on Inferior Ingredients, Impairment of Assets, Pension Plan Settlement Loss, MEPP Costs, and Restructuring Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

As a percent of sales, depreciation and amortization expense was relatively unchanged year over year.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the twenty-eight weeks ended July 14, 2018 compared to the twenty-eight weeks ended July 15, 2017:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(16.7)	(1.6)
Warehouse Segment	(54.3)	(9.8)
Unallocated corporate	36.3	NA
Consolidated	(22.8)	(1.9)

NA	Not applicable as the corporate segment has no revenues.

DSD Segment.  The decrease in the DSD Segment operating income as a percent of sales was primarily due to increased production costs, increased legal settlements, $2.3 million of MEPP costs, the $2.5 million asset impairment charge and $1.9 million of restructuring charges incurred during the year.  Partially offsetting these items were increased sales on improved pricing, the benefit of the VSIP and other restructuring initiatives, and lower employee fringes and legal fees.

Warehouse Segment.  The significant decrease in the Warehouse Segment operating income as a percent of sales was primarily due to the $28.9 million gain on divestiture in the prior year, as well as a shift in mix from higher margin branded bread items to lower margin cake and foodservice items, higher product purchases from the DSD Segment and increased distribution costs.  These items were partially offset by lower workforce-related costs.

Unallocated Corporate.  The favorable change in unallocated corporate expenses was primarily due to the $16.1 million decrease in consulting costs associated with Project Centennial, and to a lesser extent, lower legal expense.

Other Components of Net Periodic Pension and Postretirement Benefits Credit

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on June 30, 2018 compared to the end of fiscal 2017 as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense was lower due primarily to a significant increase in distributor notes receivable resulting from increased sales of distribution rights in the current year, and to a lesser extent lower average amounts outstanding under the company’s debt arrangements compared to the first half of the prior year.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 14, 2018 was 19.1% compared to 35.1% in the prior year.  The significant decrease in the rate was primarily due to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of U.S. tax reform, adjustments to provisional taxes recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities at the new tax rate, and tax credits recognized for research and development, job training and historical preservation of real property.  The primary differences in the effective rate and the statutory rate were as follows (amounts are percentages):

For the Twenty-Eight Weeks Ended
July 14, 2018
Expected tax at U.S. federal and state income tax rates	25.3%
Tax reform impact	(4.7)
Net share-based payments shortfall	1.7
Discrete tax credits	(1.1)
Other	(2.1)
Effective federal and state income tax rate	19.1%

In the fourth quarter of fiscal 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act.  This provisional amount was adjusted in the quarter due to additional analysis, changes in assumptions and actions taken related to pension contributions and bonus depreciation.  An additional discrete tax benefit of $5.6 million was recorded in the second quarter of fiscal 2018 related to tax reform.  We continue to gather additional information related to deferred tax estimates and any subsequent adjustments to these amounts will be recorded in the quarter of fiscal 2018 when the analysis is complete.

Comprehensive Income

The change in comprehensive income year over year resulted primarily from changes in the pension plans, partially offset by the decrease in net income and changes in the fair value of derivatives.

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

Liquidity Discussion for the Twenty-Eight Weeks Ended July 14, 2018 and July 15, 2017

The Condensed Consolidated Statement of Cash Flows for the twenty-eight weeks ended July 15, 2017 has been revised to correct errors.  See Note 2, Financial Statement Revisions, of Notes to Condensed Consolidated Financial Statements of the Form 10-Q for details on these revisions.

Cash and cash equivalents were $29.6 million at July 14, 2018 compared to $5.1 million at December 30, 2017. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 14, 2018	July 15, 2017	Change
Cash provided by operating activities	$148,623	$172,967	$(24,344)
Cash (disbursed for) provided by investing activities	(49,045)	7,782	(56,827)
Cash disbursed for financing activities	(75,153)	(179,980)	104,827
Total change in cash	$24,425	$769	$23,656

Cash Flows Provided by Operating Activities. The decrease in cash provided by operating activities year over year was primarily due to current year pension plan contributions, VSIP and MEPP payments, and increased bonus payments, net of the significant decrease in costs incurred related to implementing Project Centennial, changes in hedging margin activity and more favorable payment terms.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	Change
Depreciation and amortization	$79,287	$81,316	$(2,029)
Gain on divestiture	—	(28,875)	28,875
Impairment of assets	2,483	—	2,483
Stock-based compensation	5,450	8,690	(3,240)
Deferred income taxes	22,452	3,328	19,124
Pension and postretirement plans cost (income)	5,329	(2,821)	8,150
Other non-cash items	385	536	(151)
Net non-cash adjustment to net income	$115,386	$62,174	$53,212
•

The change in depreciation and amortization was primarily due to accelerated depreciation of certain leasehold improvements in the prior year, and reduced amortization expense as a result of impairing certain trademarks in the second half of fiscal 2017.

•	Refer to the Gain on divestiture of the non-core mix manufacturing business discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	Change
Changes in accounts receivable, net	$(27,755)	$(19,272)	$(8,483)
Changes in inventories, net	(5,625)	(2,718)	(2,907)
Changes in hedging activities, net	(2,366)	1,216	(3,582)
Changes in other assets, net	(8,629)	3,108	(11,737)
Changes in accounts payable, net	60,396	4,503	55,893
Changes in other accrued liabilities, net	(39,473)	18,798	(58,271)
Qualified pension plan contributions	(40,000)	—	(40,000)
Net changes in working capital and pension plan contributions	$(63,452)	$5,635	$(69,087)
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•	Changes in income tax receivables and in deferred gains recorded in conjunction with the sale of distribution rights to IDPs primarily resulted in the change in other assets.
•

The significant change in accounts payable resulted from extending our payment terms with certain of our suppliers in the second half of fiscal 2017 and during the current year as well as increases in ingredient costs.

•

Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2018 and fiscal 2017, we paid $28.1 million and $17.3 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.4 million was paid during the first quarter of fiscal 2018 and fiscal 2017, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  We paid $27.2 million of VSIP and other employee termination benefits and $17.5 million of MEPP costs in the first half of fiscal 2018.  During the first half of fiscal 2018, we recognized $9.7 million of legal settlements and paid $8.9 million of legal settlements, of which $5.2 million had been accrued for in prior years.

•

During the first half of fiscal 2018, we made voluntary contributions to our defined benefit pension plans of $40.0 million. Currently, we do not anticipate making any additional contributions to these plans in fiscal 2018.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows (Disbursed for) Provided by Investing Activities. The table below presents net cash (disbursed for) provided by investing activities for the twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	Change
Purchases of property, plant, and equipment	$(49,534)	$(31,919)	$(17,615)
Principal payments from notes receivable, net of repurchases of independent distributor territories	(801)	(2,841)	2,040
Proceeds from divestiture	—	41,230	(41,230)
Proceeds from sale of property, plant and equipment	1,290	1,312	(22)
Net cash (disbursed for) provided by investing activities	$(49,045)	$7,782	$(56,827)
•

Capital expenditures for the DSD Segment and Warehouse Segment were $39.1 million and $8.3 million, respectively.   We currently anticipate total capital expenditures of $95 million to $105 million for fiscal 2018.

•	We received proceeds of $41.2 million, net of a working capital adjustment, from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the twenty-eight weeks ended July 14, 2018 and July 15, 2017, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	Change
Dividends paid	$(74,288)	$(69,601)	$(4,687)
Exercise of stock options	791	6,416	(5,625)
Stock repurchases	(2,489)	(2,671)	182
Change in bank overdrafts	3,333	(6,024)	9,357
Net debt and capital lease obligations changes	(2,500)	(108,100)	105,600
Net cash disbursed for financing activities	$(75,153)	$(179,980)	$104,827
•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 14, 2018 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid
May 24, 2018	June 7, 2018	June 21, 2018	$0.1800	$37,959
February 16, 2018	March 2, 2018	March 16, 2018	$0.1700	$35,837

Additionally, we paid dividends of $0.5 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•	Stock option exercises decreased due to fewer exercises in the current year compared to the prior year. There are currently no nonqualified stock options outstanding.
•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 14, 2018, we repurchased 0.1 million shares for $2.5 million under a share repurchase plan approved by our Board of Directors.  All shares repurchased by the company during the twenty-eight weeks ended July 14, 2018 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards.

Capital Structure

Long-term debt and capital lease obligations and stockholders’ equity were as follows at July 14, 2018 and December 30, 2017, respectively.  For additional information regarding our debt and capital lease obligations, see Note 13, Debt and Other Obligations, of  Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 14, 2018	December 30, 2017	Variable Rate	Maturity
Long-term debt and capital lease obligations	(Amounts in thousands)
2026 notes	$395,286	$394,978	Fixed Rate	2026
2022 notes	398,200	397,941	Fixed Rate	2022
The credit facility	—	—	Variable Rate	2022
The facility	—	—	Variable Rate	2019
Capital lease obligations	22,557	27,150		2025
Other notes payable	9,789	12,167		2020
	825,832	832,236
Current maturities of long-term debt and capital lease obligations	9,706	12,095
Long-term debt and capital lease obligations	$816,126	$820,141

Total stockholders' equity
Total stockholders' equity	$1,297,935	$1,250,677

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 14, 2018:

	Amount Available	For the Twenty-Eight Weeks Ended
	for Withdrawal at	Highest	Lowest
Facility	July 14, 2018	Balance	Balance
	(Amounts in thousands)
The facility	$185,500	$—	$—
The credit facility (1)	491,600	1,000	—
	$677,100

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the twenty-eight weeks ended July 14, 2018, the company borrowed $1.0 million in revolving borrowings under the credit facility and repaid $1.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 14, 2018, the company was in compliance with all restrictive covenants under our debt agreements.

At July 14, 2018, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 14, 2018, 0.1 million shares, at a cost of $2.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 14, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 14, 2018, the company’s hedge portfolio contained commodity derivatives with a fair value liability of $7.9 million, based on quoted market prices.  Approximately $0.8 million of this fair value relates to instruments that will be utilized in fiscal 2018, $6.5 million will be utilized in fiscal 2019, and $0.6 million will be utilized in fiscal years 2020 and 2021.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 14, 2018, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $19.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 14, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

The information presented below supplements the risk factors set forth in the Form 10-K.  In addition to these risk factors set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding other factors that could affect the company’s results of operations, financial condition and liquidity.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us.  The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, or results of operations.

Disruption in our supply chain or distribution capabilities from political instability, armed hostilities, incidents of terrorism, natural disasters, weather, inferior product or ingredient supply, or labor strikes could have an adverse effect on our business, financial condition and results of operations.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, due to weather, natural disaster, fire or explosion, terrorism, pandemics, inferior product or ingredient supply, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model, could impair our ability to make, move or sell our products. Moreover, terrorist activity, armed conflict, political instability or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events and disruption to our manufacturing or distribution capabilities, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

Product removals, damaged product or safety concerns could adversely impact our results of operations.

In the first half of 2018, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers. We may become involved in lawsuits and legal proceedings alleging that the consumption of any of our products causes or caused injury, illness or death. Any such product removal, damaged product or an adverse result in any litigation related to such a product removal or damaged product could have a material adverse effect on our operating and financial results in future periods, depending on the costs of the product removal from the market, the destruction of product inventory, diversion of management time and attention, contractual and other claims made by customers that we supply, loss of key customers, competitive reaction and consumer attitudes. Even if a product liability, consumer fraud or other claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if our customers or consumers in our principal markets terminate or alter their relationship with us or otherwise lose confidence in the safety and quality of our products.

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

There were no common stock repurchases under the plan during the twelve weeks ended July 14, 2018.  During the twenty-eight weeks ended July 14, 2018, 0.1 million shares, at a cost of $2.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 14, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended July 14, 2018.

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

Date: August 8, 2018