Form 10-Q
period 2018-10-06
FLOWERS FOODS INC
filed 2018-11-07
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 2, 2018
Common Stock, $.01 par value	210,895,207

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 6, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,727	$5,129
Accounts and notes receivable, net of allowances of $5,833 and $3,154, respectively	298,218	280,050
Inventories, net:
Raw materials	43,922	41,710
Packaging materials	22,330	19,638
Finished goods	52,807	49,697
Inventories, net	119,059	111,045
Spare parts and supplies	64,103	61,330
Other	38,528	49,637
Total current assets	569,635	507,191
Property, plant and equipment, net:
Property, plant and equipment, gross	1,969,293	1,906,979
Less: accumulated depreciation	(1,249,096)	(1,174,953)
Property, plant and equipment, net	720,197	732,026
Notes receivable from independent distributor partners	203,576	187,737
Assets held for sale	4,589	15,323
Other assets	7,839	10,228
Goodwill	464,777	464,777
Other intangible assets, net	722,524	742,442
Total assets	$2,693,137	$2,659,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$11,286	$12,095
Accounts payable	246,185	181,388
Other accrued liabilities	143,940	200,468
Total current liabilities	401,411	393,951
Long-term debt:
Total long-term debt and capital lease obligations	814,090	820,141
Other liabilities:
Postretirement/post-employment obligations	41,075	60,107
Deferred taxes	103,298	82,976
Other long-term liabilities	55,695	51,872
Total other long-term liabilities	200,068	194,955
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,846,171 shares and 18,203,381 shares, respectively	(231,802)	(235,493)
Capital in excess of par value	652,375	650,872
Retained earnings	962,536	919,658
Accumulated other comprehensive loss	(105,740)	(84,559)
Total stockholders’ equity	1,277,568	1,250,677
Total liabilities and stockholders’ equity	$2,693,137	$2,659,724

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Sales	$923,449	$932,822	$3,071,185	$3,047,110
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	485,680	476,264	1,599,673	1,552,578
Selling, distribution and administrative expenses	353,051	356,826	1,167,879	1,175,434
Depreciation and amortization	32,662	32,972	111,949	114,288
Loss (recovery) on inferior ingredients	(1,891)	—	1,993	—
Impairment of assets	—	—	2,483	—
Multi-employer pension plan withdrawal costs	—	18,268	2,322	18,268
Restructuring and related impairment charges	497	100,549	2,557	100,549
Gain on divestiture	—	—	—	(28,875)
Income (loss) from operations	53,450	(52,057)	182,329	114,868
Interest expense	8,180	8,194	27,390	28,255
Interest income	(6,615)	(5,464)	(21,176)	(17,199)
Pension plan settlement loss	930	3,030	6,633	3,030
Other components of net periodic pension and postretirement benefits credit	(171)	(1,321)	(1,204)	(4,687)
Income (loss) before income taxes	51,126	(56,496)	170,686	105,469
Income tax expense (benefit)	11,496	(22,925)	34,367	33,882
Net income (loss)	$39,630	$(33,571)	$136,319	$71,587
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$0.19	$(0.16)	$0.65	$0.34
Weighted average shares outstanding	211,082	209,606	210,994	209,376
Diluted:
Net income (loss) per common share	$0.19	$(0.16)	$0.64	$0.34
Weighted average shares outstanding	211,564	209,606	211,452	210,231
Cash dividends paid per common share	$0.1800	$0.1700	$0.5300	$0.5000

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net income (loss)	$39,630	$(33,571)	$136,319	$71,587
Other comprehensive loss, net of tax:
Pension and postretirement plans:
Settlement loss	696	1,863	4,959	1,863
Net loss for the period	(32,639)	(2,707)	(19,883)	(2,707)
Amortization of prior service cost included in net income	35	21	96	79
Amortization of actuarial loss included in net income	768	769	2,709	2,712
Pension and postretirement plans, net of tax	(31,140)	(54)	(12,119)	1,947
Derivative instruments:
Net change in fair value of derivatives	7,394	(9,652)	9,055	(5,932)
Loss reclassified to net income	266	372	689	1,166
Derivative instruments, net of tax	7,660	(9,280)	9,744	(4,766)
Other comprehensive loss, net of tax	(23,480)	(9,334)	(2,375)	(2,819)
Comprehensive income (loss)	$16,150	$(42,905)	$133,944	$68,768

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Forty Weeks Ended October 6, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				136,319				136,319
Derivative instruments, net of tax					9,744			9,744
Pension and postretirement plans, net of tax					(12,119)			(12,119)
Exercise of stock options			(151)			72,785	942	791
Amortization of share-based compensation awards			6,892					6,892
Issuance of deferred compensation			(122)			9,411	122	—
Performance-contingent restricted stock awards issued (Note 17)			(4,062)			313,906	4,062	—
Issuance of deferred stock awards			(1,054)			81,255	1,054	—
Stock repurchases						(120,147)	(2,489)	(2,489)
Dividends paid on vested share-based payment awards				(492)				(492)
Dividends paid — $.5300 per common share				(111,755)				(111,755)
Reclassification of stranded income tax effects to retained earnings (Note 1)				18,806	(18,806)			—
Balances at October 6, 2018	228,729,585	$199	$652,375	$962,536	$(105,740)	(17,846,171)	$(231,802)	$1,277,568

	For the Twelve Weeks Ended October 6, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 14, 2018	228,729,585	$199	$650,934	$960,865	$(82,260)	(17,846,284)	$(231,803)	$1,297,935
Net income				39,630				39,630
Derivative instruments, net of tax					7,660			7,660
Pension and postretirement plans, net of tax					(31,140)			(31,140)
Amortization of share-based compensation awards			1,442					1,442
Issuance of deferred compensation			(1)			113	1	—
Dividends paid — $0.1800 per common share				(37,959)				(37,959)
Balances at October 6, 2018	228,729,585	$199	$652,375	$962,536	$(105,740)	(17,846,171)	$(231,802)	$1,277,568

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Forty Weeks Ended October 7, 2017
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080
Net income				71,587				71,587
Derivative instruments, net of tax					(4,766)			(4,766)
Pension and postretirement plans, net of tax					1,947			1,947
Exercise of stock options			(1,702)			851,801	10,998	9,296
Amortization of share-based compensation awards			11,708					11,708
Issuance of deferred compensation			(37)			2,788	37	—
Performance-contingent restricted stock awards issued (Note 17)			(4,240)			328,947	4,240	—
Issuance of deferred stock awards			(1,789)			138,354	1,789	—
Stock repurchases						(140,135)	(2,671)	(2,671)
Dividends paid on vested share-based payment awards				(553)				(553)
Dividends paid — $.5000 per common share				(104,654)				(104,654)
Balances at October 7, 2017	228,729,585	$199	$648,396	$876,900	$(86,102)	(19,125,029)	$(247,419)	$1,191,974

	For the Twelve Weeks Ended October 7, 2017
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 15, 2017	228,729,585	$199	$645,927	$946,077	$(76,768)	(19,389,963)	$(250,848)	$1,264,587
Net income				(33,571)				(33,571)
Derivative instruments, net of tax					(9,280)			(9,280)
Pension and postretirement plans, net of tax					(54)			(54)
Exercise of stock options			(547)			264,821	3,427	2,880
Amortization of share-based compensation awards			3,018					3,018
Issuance of deferred compensation			(2)			113	2	—
Dividends paid — $.1700 per common share				(35,606)				(35,606)
Balances at October 7, 2017	228,729,585	$199	$648,396	$876,900	$(86,102)	(19,125,029)	$(247,419)	$1,191,974

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$136,319	$71,587
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	174	69,651
Stock-based compensation	6,892	11,708
Impairment of assets	2,483	—
Gain on divestiture	—	(28,875)
Loss reclassified from accumulated other comprehensive income to net income	811	1,785
Depreciation and amortization	111,949	114,288
Deferred income taxes	21,139	(18,476)
Provision for inventory obsolescence	833	1,535
Allowances for accounts receivable	3,968	3,022
Pension and postretirement plans cost (income)	6,372	(879)
Other	(4,643)	(3,608)
Qualified pension plan contributions	(40,700)	(1,605)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(20,297)	(26,457)
Inventories, net	(8,847)	(7,241)
Hedging activities, net	7,939	(14,814)
Other assets	2,794	(14,395)
Accounts payable	60,810	13,780
Other accrued liabilities	(55,937)	53,020
NET CASH PROVIDED BY OPERATING ACTIVITIES	232,059	224,026
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(74,992)	(51,213)
Proceeds from sale of property, plant and equipment	1,366	1,694
Repurchase of independent distributor territories	(2,306)	(5,866)
Cash paid at issuance of notes receivable	(19,007)	(19,102)
Principal payments from notes receivable	20,961	18,923
Proceeds from sale of mix plant	—	41,230
Other investing activities	566	1,530
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(73,412)	(12,804)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(112,247)	(105,207)
Exercise of stock options	791	9,296
Stock repurchases	(2,489)	(2,671)
Change in bank overdrafts	3,746	(10,626)
Proceeds from debt borrowings	1,000	585,200
Debt and capital lease obligation payments	(4,750)	(686,450)
Other financing activities	(100)	(100)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(114,049)	(210,558)
Net increase in cash and cash equivalents	44,598	664
Cash and cash equivalents at beginning of period	5,129	6,410
Cash and cash equivalents at end of period	$49,727	$7,074

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 6, 2018 and October 7, 2017 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 30, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The Securities and Exchange Committee recently amended its rules to expand the disclosure requirements for reporting changes in stockholders’ equity.  The new presentation requires that changes in stockholders’ equity will now be required for the current and comparative quarter and year-to-date interim periods.  The company has presented its changes in stockholders’ equity for all periods presented in this Form 10-Q.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2018 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2018 (sixteen weeks), second quarter ended July 14, 2018 (twelve weeks), third quarter ended October 6, 2018 (twelve weeks) and fourth quarter ending December 29, 2018 (twelve weeks).

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

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 6, 2018 and October 7, 2017. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
	(% of Sales)		(% of Sales)
DSD Segment	17.8	17.6	17.9	17.7
Warehouse Segment	2.4	2.6	2.4	2.5
Total	20.2	20.2	20.3	20.2

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 17.5% and 17.5%, on a consolidated basis, as of October 6, 2018 and December 30, 2017, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

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

LOSS (RECOVERY) ON INFERIOR INGREDIENTS

In June 2018, the company received from a supplier several shipments of inferior yeast, which reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at several of the company’s bakeries during the second quarter. While the supplier confirmed that the inferior yeast used in the baking process was safe for consumption, customers and consumers reported instances of unsatisfactory product attributes, primarily involving smell and taste.

In addition, the company incurred costs associated with inferior whey during the twelve weeks ended October 6, 2018.  A voluntary recall was issued on July 18, 2018 due to the potential of tainted whey.  Costs associated with these inferior ingredients were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘Loss (recovery) on inferior ingredients’ line item in our Condensed Consolidated Statements of Operations.

Although we anticipate incurring additional losses associated with the disruptions, we are not currently able to estimate the amount of such losses.  The company recovered $4.2 million in cash from the supplier of inferior yeast that has offset the direct costs in the twelve weeks ended October 6, 2018.  We intend to seek additional recovery of all losses through appropriate means.  The table below presents the total costs and recoveries during the third quarter (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
For the twenty-eight weeks ended July 14, 2018	$3,884	$—	$3,884
Expense recognized during the twelve weeks ended October 6, 2018	1,170	1,095	2,265
Recovery recognized during the twelve weeks ended October 6, 2018	(4,156)	—	(4,156)
For the forty weeks ended October 6, 2018	$898	$1,095	$1,993

The currently identifiable and measurable costs reclassified during the twelve and forty weeks ended October 6, 2018 in our Condensed Consolidated Statements of Operations by segment related to these production and distribution disruptions were as follows (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 6, 2018	October 6, 2018
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately):
DSD Segment	$(2,986)	$194
Warehouse Segment	1,095	1,095
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	(1,891)	1,289

Selling, distribution and administrative expenses:
DSD Segment	—	704
Warehouse Segment	—	—
Total selling, distribution and administrative expenses	—	704
Loss (recovery) on inferior ingredients	$(1,891)	$1,993

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 7, 2017 have been reclassified to conform to the current period presentation.

The table below presents the revisions to the applicable Condensed Consolidated Statements of Cash Flows line item to correct the errors for the forty weeks ended October 7, 2017 (amounts in thousands):

	Condensed Consolidated Statements of Cash Flows
	For the Forty Weeks Ended October 7, 2017
Impacted Condensed Consolidated Statements of Cash Flows Line Item	As Previously Reported	Revisions	As Revised
Other assets	$(29,833)	$15,438	$(14,395)
Other accrued liabilities	$24,786	$28,234	$53,020
Net cash provided by operating activities	$211,252	$12,774	$224,026
Repurchase of independent distributor territories	$(11,187)	$5,321	$(5,866)
Cash paid at issuance of notes receivable	$—	$(19,102)	$(19,102)
Other investing activities	$523	$1,007	$1,530
Net cash provided by investing activities	$(30)	$(12,774)	$(12,804)

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

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statements.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statements will be reported separate from the service cost and outside of income from operations.  This guidance was adopted on December 31, 2017, the first day of our fiscal 2018.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company has elected to use the practical expedient option and presented the amounts disclosed in our prior pension and postretirement footnote for the comparative prior period for the retrospective presentation requirement.  The company did not capitalize pension cost.   The impact (including defined benefit and postretirement plans) for the twelve and forty weeks ended October 7, 2017 is presented in the table below (amounts in thousands):

	For the Twelve Weeks Ended
	Previously Filed	Post-adoption
	October 7, 2017	October 7, 2017
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$476,170	$476,264
Selling, distribution and administrative expenses	$355,599	$356,826
Loss from operations	$(53,766)	$(52,057)
Other components of net periodic pension and postretirement benefits credit	$—	$(1,321)

	For the Forty Weeks Ended
	Previously Filed	Post-adoption
	October 7, 2017	October 7, 2017
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$1,552,263	$1,552,578
Selling, distribution and administrative expenses	$1,171,062	$1,175,434
Income from operations	$116,525	$114,868
Other components of net periodic pension and postretirement benefits credit	$—	$(4,687)

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

Accounting pronouncements not yet adopted

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered after, the date of initial adoption, with an option to elect transition relief.

The company chooses to elect the modified retrospective approach provided by the guidance and will adopt the updated standard in the first quarter of fiscal 2019.  At the adoption date, the company will recognize a cumulative-effect adjustment to the opening balance of retained earnings. As a result, the comparative periods presented in the financial statements in the period of adoption will be in accordance of current GAAP.

The company anticipates electing the package of transition practical expedients within the new guidance. As required by the new standard, these expedients will be elected as a package, and consistently applied across the company’s lease portfolio. Given this election, the company will not reassess the following:

•	whether any expired or existing contracts are or contain leases;
•	the lease classification for any expired or existing leases; or
•	the treatment of initial direct costs relating to any existing leases.

The company has a cross-functional project team focused on implementation of this new guidance. Our analysis includes a review of our current accounting policies and procedures and how these will be impacted upon adoption.  We acquired a lease accounting software to facilitate implementation, and are currently installing, configuring and testing the software. The lease data abstraction is substantially complete.

Currently, we are unable to reasonably estimate the expected increase in assets and liabilities on our Condensed Consolidated Balance Sheets upon adoption. We expect a significant impact to our consolidated balance sheet, but not to our consolidated income statement. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases will remain substantially unchanged.   The company currently has significant operating leases with our fiscal 2017 lease expense totaling $95.0 million.

In June 2016, the FASB issued guidance that effects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The company is determining what the impact, if any, will be on the trade and notes receivables recorded in our Consolidated Financial Statements.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the company’s fiscal 2020).  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the company’s fiscal 2019).  The company is evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

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

In August 2018, the FASB issued guidance to modify the disclosure requirements on fair value measurements.  The guidance removes, modifies, and adds certain disclosures related to Level 1, Level 2, and Level 3 assets.   The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This is applicable in the company’s fiscal 2020 Consolidated Financial Statements.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

In August 2018, the FASB issued guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the company’s fiscal 2021).  Disclosures were removed for the amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates.  Additional disclosures include the weighted average interest crediting rate for plan with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.  This guidance shall be applied on a retrospective basis.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

4. RESTRUCTURING ACTIVITIES

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow the revenue over time.  These priorities are as follows:

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization and continuously improve and to develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $0.7 million and $9.4 million for these non-restructuring consulting costs during the twelve and forty weeks ended October 6, 2018.  We incurred $7.1 million and $31.8 million, respectively, for these non-restructuring consulting costs during the twelve and forty weeks ended October 7, 2017.

Develop leading capabilities.  As of October 6, 2018, we report our financial results in either the DSD Segment or the Warehouse Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen our long-term strategy.  The new organizational structure established two BUs, Fresh Packaged Bread and Snacking/Specialty.  The new structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 2, 2018, the company announced the creation of the Chief Operating Officer (COO) position which continued refinements to the organizational structure.  This role will be responsible for executing the company’s strategies under Project Centennial, as well as overseeing the BUs, supply chain, sales, corporate strategy and ventures, and communications.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed at the beginning of fiscal 2019.  We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the new structure.  Reorganization costs for relocating employees of $2.6 million and $0.5 million were incurred during the forty weeks ended October 6, 2018 and October 7, 2017, respectively, and are recognized in the restructuring charges line item on the Condensed Consolidated Statements of Operations.  We anticipate incurring additional reorganization costs as we continue implementing the new structure.  The current DSD and warehouse segmentation will remain until the new structure is in place.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure and streamline operations, and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded an aggregate charge of $29.7 million in fiscal 2017 for the VSIP and a credit of $0.6 million during the forty weeks ended October 6, 2018.  These charges consist primarily of employee severance and benefits-related costs and are recorded in the restructuring charges line item on our Condensed Consolidated Statements of Operations.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial also included a brand rationalization study to identify high-potential and established brands to focus on innovation and cash flow, respectively.  The study, which concluded in our third quarter of fiscal 2017, changed the outlook for several brands and resulted in the recognition of an impairment on certain of these finite-lived and indefinite-lived intangible trademark assets in our third quarter of fiscal 2017.  The total intangible asset impairment charges, which were recorded in the Restructuring and related impairment charges line item in our Condensed Consolidated Statements of Operations, were $66.2 million.  Project Centennial is expected to be completed by our fiscal 2021.

On August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The bakery closed in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits.  These amounts are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Operations.  The company continues to explore additional opportunities to streamline our core operations, but as of October 6, 2018, we cannot estimate the additional costs to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative focuses on growing market share in underdeveloped markets.  Adjacencies are geographic and/or product categories that are expected to leverage our competitive advantages.  This can be achieved either organically with our high-potential brands or through strategic acquisitions.  As of October 6, 2018, we cannot estimate the costs to be incurred for this initiative.

See Note 20, Segment Reporting, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the allocation of restructuring charges to each of our segments.  The tables below present the components of costs associated with Project Centennial for the twelve and forty week periods ended October 6, 2018 and October 7, 2017 (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 6, 2018	October 6, 2018
Restructuring and related impairment charges:
Reorganization costs	$323	$2,636
VSIP	—	(597)
Impairment of assets	174	174
Employee termination benefits	—	344
Restructuring and related impairment charges (1)	497	2,557
Project Centennial implementation costs (2)	729	9,376
Total Project Centennial restructuring and implementation costs	$1,226	$11,933

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 7, 2017	October 7, 2017
Restructuring and related impairment charges:
Reorganization costs	$516	$516
VSIP	28,982	28,982
Impairment of assets	69,651	69,651
Employee termination benefits	1,400	1,400
Restructuring and related impairment charges (1)	100,549	100,549
Project Centennial implementation costs (2)	7,050	31,845
Total Project Centennial restructuring and implementation costs	$107,599	$132,394

(1)	Presented on our Condensed Consolidated Statements of Operations.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Operations.

The tables below present the components of, and changes in, our restructuring accruals for the forty weeks ended October 6, 2018 and October 7, 2017 (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(597)	344	2,636	2,383
Cash payments	(24,234)	(769)	(2,636)	(27,639)
Liability balance (3) at October 6, 2018	$191	$43	$—	$234

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 31, 2016	$—	$—	$—	$—
Charges	28,982	1,400	516	30,898
Cash payments	(892)	(147)	(516)	(1,555)
Liability balance (3) at October 7, 2017	$28,090	$1,253	$—	$29,343

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

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

During the twelve and forty weeks ended October 6, 2018 and October 7, 2017, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 6, 2018	October 7, 2017	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(33)	Interest expense
Commodity contracts	(323)	(571)	Cost of sales, Note 3
Total before tax	(356)	(604)	Total before tax
Tax benefit	90	232	Tax benefit
Total net of tax	(266)	(372)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(48)	(34)	Note 1
Settlement loss	(930)	(3,030)	Note 1
Actuarial losses	(1,027)	(1,251)	Note 1
Total before tax	(2,005)	(4,315)	Total before tax
Tax benefit	506	1,662	Tax benefit
Total net of tax	(1,499)	(2,653)	Net of tax
Total reclassifications	$(1,765)	$(3,025)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 6, 2018	October 7, 2017	Where Net Income (Loss) is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(110)	$(110)	Interest expense
Commodity contracts	(811)	(1,785)	Cost of sales, Note 3
Total before tax	(921)	(1,895)	Total before tax
Tax benefit	232	729	Tax benefit
Total net of tax	(689)	(1,166)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(129)	(128)	Note 1
Settlement loss	(6,633)	(3,030)	Note 1
Actuarial losses	(3,624)	(4,410)	Note 1
Total before tax	(10,386)	(7,568)	Total before tax
Tax benefit	2,622	2,914	Tax benefit
Total net of tax	(7,764)	(4,654)	Net of tax
Total reclassifications	$(8,453)	$(5,820)	Net of tax

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

During the forty weeks ended October 6, 2018, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)
Other comprehensive income (loss) before reclassifications	9,055	(19,883)	(10,828)
Reclassified to earnings from AOCI	689	7,764	8,453
Reclassified to retained earnings from AOCI	(1,709)	(17,097)	(18,806)
AOCI at October 6, 2018	$1,552	$(107,292)	$(105,740)

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

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017
Gross loss reclassified from AOCI into income	$811	$1,785
Tax benefit	(205)	(687)
Net of tax	$606	$1,098

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 6, 2018 and December 30, 2017, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 6, 2018	December 30, 2017
Goodwill	$464,777	$464,777
Amortizable intangible assets, net of amortization	515,924	535,842
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,187,301	$1,207,219

There were no changes in the carrying amount of goodwill during the forty weeks ended October 6, 2018.

As of October 6, 2018 and December 30, 2017, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 6, 2018			December 30, 2017
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$371,392	$42,404	$328,988	$371,392	$34,716	$336,676
Customer relationships	281,621	96,299	185,322	281,621	84,280	197,341
Non-compete agreements	4,874	4,874	—	4,874	4,874	—
Distributor relationships	4,123	2,509	1,614	4,123	2,298	1,825
Total	$662,010	$146,086	$515,924	$662,010	$126,168	$535,842

Aggregate amortization expense for the twelve and forty weeks ended October 6, 2018 and October 7, 2017 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 6, 2018	$5,975
For the twelve weeks ended October 7, 2017	$6,218
For the forty weeks ended October 6, 2018	$19,918
For the forty weeks ended October 7, 2017	$21,190

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2018	$5,892
2019	$25,288
2020	$24,795
2021	$24,234
2022	$23,643

There were $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 6, 2018 and December 30, 2017. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

During the twelve and forty weeks ended October 7, 2017, the company recognized intangible asset impairments of $66.2 million that are recorded in the restructuring and related impairment charges line item of our Condensed Consolidated Statements of  Operations. The company is currently undergoing an enterprise-wide business and operational review as discussed in Note 4, Restructuring Activities, above. The review included a brand rationalization study that impacted certain trademarks’ future use. The study was completed in the third quarter of fiscal 2017. The study concluded that brands should be classified as either national or regional and brands that did not fit into those categories were to be discontinued. National brands would have more marketing support than the de-emphasized remaining regional brands and in many cases, would shift sales from regional brands as certain regional brand bread products are discontinued. As a result of these actions, a triggering event occurred and we examined several trademarks for potential impairment. One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value. Three finite-lived trademark assets were tested using an undiscounted cash flow test. As a result of this test, the projected cash flows for these brands did not exceed the carrying value. The second step of the test determined the fair value of the asset and the difference between the fair value and the carrying value was recorded as an impairment. The impairment charge also consisted of six brands that either are being discontinued or will have limited future benefits to the company. These brands were fully impaired. All of these impairments were attributed to regional brands. Following the impairments, we evaluated the classification of the impaired indefinite-lived asset and determined that it should be reassigned as finite-lived with an estimated useful life of 30 years. The table below presents the impairments, by reporting segment, that were recognized during the twelve weeks ended October 7, 2017 (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Indefinite-lived trademark asset impairments	$18,500	$—	$18,500
Finite-lived trademark asset impairments	36,612	11,135	47,747
Total	$55,112	$11,135	$66,247

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by IDPs. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,300 and 4,000 IDPs’ distribution rights as of October 6, 2018 and December 30, 2017, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to ten years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 6, 2018	$6,615
For the twelve weeks ended October 7, 2017	$5,464
For the forty weeks ended October 6, 2018	$21,176
For the forty weeks ended October 7, 2017	$17,199

At October 6, 2018 and December 30, 2017, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 6, 2018	December 30, 2017
Distributor notes receivable	$229,380	$211,702
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	25,804	23,965
Long-term portion of distributor notes receivable	$203,576	$187,737

At October 6, 2018 and December 30, 2017, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 6, 2018 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,418	$369,039	2
2022 notes	$398,312	$405,721	2

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

As of October 6, 2018, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$3,872	$—	$—	$3,872
Other long-term	617	—	—	617
Total	4,489	—	—	4,489

Liabilities:
Other current	(1,180)	—	—	(1,180)
Other long-term	(616)	—	—	(616)
Total	(1,796)	—	—	(1,796)
Net Fair Value	$2,693	$—	$—	$2,693

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period of time extending into fiscal 2021. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 6, 2018 and December 30, 2017, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 6, 2018		December 30, 2017		October 6, 2018		December 30, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$3,872	Other current assets	$259	Other accrued liabilities	$1,180	Other accrued liabilities	$10,247
Commodity contracts	Other assets	617	Other assets	32	Other long-term liabilities	616	Other long-term liabilities	639
Total		$4,489		$291		$1,796		$10,886

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 6, 2018	October 7, 2017	into Income (Effective Portion)(2)	October 6, 2018	October 7, 2017
Interest rate contracts	$—	$—	Interest expense	$25	$21
Commodity contracts	7,394	(9,652)	Production costs(3)	241	351
Total	$7,394	$(9,652)		$266	$372

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 6, 2018	October 7, 2017	into Income (Effective Portion)(2)	October 6, 2018	October 7, 2017
Interest rate contracts	$—	$—	Interest expense	$83	$68
Commodity contracts	9,055	(5,932)	Production costs(3)	606	1,098
Total	$9,055	$(5,932)		$689	$1,166

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 6, 2018 and October 7, 2017, respectively, related to the company’s commodity risk hedges.

At October 6, 2018, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(453)	$(9)	$(462)
Expiring in 2018	29	—	29
Expiring in 2019	2,073	—	2,073
Expiring in 2020	32	—	32
Expiring in 2021	(120)	—	(120)
Total	$1,561	$(9)	$1,552

Derivative Transactions Notional Amounts

As of October 6, 2018, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$139,152
Soybean oil contracts	22,825
Natural gas contracts	14,146
Corn contracts	16,097
Total	$192,220

The company’s derivative instruments contain no credit-risk related contingent features at October 6, 2018.  As of October 6, 2018 and December 30, 2017, the company had $7.3 million and $16.3 million, respectively, in other current assets representing collateral for hedged positions.  There were no amounts representing collateral recorded in other accrued liabilities for hedged positions as of October 6, 2018 and  December 30, 2017.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 6, 2018	December 30, 2017
Prepaid assets	$16,436	$22,154
Fair value of derivative instruments	3,872	259
Collateral to counterparties for derivative positions	7,255	16,324
Income taxes receivable	9,557	10,133
Other	1,408	767
Total	$38,528	$49,637

Other non-current assets consist of (amounts in thousands):

	October 6, 2018	December 30, 2017
Unamortized financing fees	$1,492	$1,787
Investments	3,293	3,434
Notes receivable	—	2,464
Deposits	2,280	2,342
Other	774	201
Total	$7,839	$10,228

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line item on the Condensed Consolidated Statements of Operations.

11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 6, 2018	December 30, 2017
Employee compensation	$23,799	$15,276
VSIP liabilities	191	25,022
Employee vacation	23,699	22,638
Employee bonus	7,209	29,369
Fair value of derivative instruments	1,180	10,247
Insurance	31,140	30,052
Bank overdraft	9,445	5,699
Accrued interest	523	7,711
Accrued taxes	12,053	10,943
Accrued legal settlements	11,877	6,928
Accrued legal costs	5,930	7,877
Multi-employer pension plan withdrawal costs	—	15,223
Accrued short term deferred income	5,326	4,940
Other	11,568	8,543
Total	$143,940	$200,468

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 6, 2018 and December 30, 2017, respectively (amounts in thousands):

	October 6, 2018	December 30, 2017
Distributor territories	$3,391	$13,584
Property, plant and equipment	1,198	1,739
Total assets held for sale	$4,589	$15,323

Distribution rights sold to IDPs decreased the distributor territories held for sale during the forty weeks ended October 6, 2018.

13. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at October 6, 2018 and December 30, 2017, respectively (amounts in thousands):

	October 6, 2018	December 30, 2017
Unsecured credit facility	$—	$—
2026 notes	395,418	394,978
2022 notes	398,312	397,941
Accounts receivable securitization facility	—	—
Capital lease obligations	23,063	27,150
Other notes payable	8,583	12,167
	825,376	832,236
Current maturities of long-term debt and capital lease obligations	11,286	12,095
Total long-term debt and capital lease obligations	$814,090	$820,141

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. As of October 6, 2018 and December 30, 2017, the bank overdraft balance was $9.4 million and $5.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.3 million and $8.7 million at October 6, 2018 and December 30, 2017, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 6, 2018, and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The company has amended the facility six times since execution, most recently on September 27, 2018.  These amendments include provisions which (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, and (v) extended the term, most recently one additional year to September 27, 2020. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding under the facility on either October 6, 2018 or December 30, 2017.  As of October 6, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $194.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on October 6, 2018 and December 30, 2017 and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of October 6, 2018 and December 30, 2017, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

This credit facility (the “credit facility”) is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of October 6, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.3 million and $1.6 million on October 6, 2018 and December 30, 2017, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 6, 2018.

Amount (thousands)
Balance at December 30, 2017	$—
Borrowings	1,000
Payments	(1,000)
Balance at October 6, 2018	$—

The table below presents the net amount available under the credit facility as of October 6, 2018:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,300)
Available for withdrawal	$491,700

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 6, 2018:

Amount (thousands)
High balance	$1,000
Low balance	$—

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of October 6, 2018, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2018	$2,372
2019	10,827
2020	7,026
2021	3,598
2022	402,101
2023 and thereafter	405,889
Total	$831,813

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 6, 2018 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$4,582	$395,418
2022 notes	400,000	1,688	398,312
Other notes payable	8,750	167	8,583
Total	$808,750	$6,437	$802,313

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 6, 2018 and December 30, 2017, there was $23.1 million and $27.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated IDPs in the DSD Segment qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of October 6, 2018 and December 30, 2017, there was $155.6 million and $137.9 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

15. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $35.8 million and $30.1 million related to self-insurance reserves, excluding the distributor litigation discussed below, at October 6, 2018 and December 30, 2017, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distributor model or exits a geographic market, the company is contractually required in some situations to purchase the distribution rights from the independent distributor.  The company expects to continue operating under this model and has concluded that the possibility of a loss is remote.

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these laws and regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company believes it is currently in substantial compliance with all material environmental laws and regulations affecting the company and its properties.  In August 2016, the U.S. Department of Labor (the “Department”) notified the company that it was scheduled for a compliance review under the Fair Labor Standards Act.  On November 5, 2018, the company was advised by the Department that the compliance review has been closed.

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

At this time, the company is defending 27 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty-three of these lawsuits seek class and/or collective action treatment. The remaining four cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in 13 of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On September 7, 2018, the parties, as part of a global resolution, agreed in principle to settle this and 11 other collective action lawsuits pending against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consists of approximately 900 members.  The settlement also contains certain non-economic terms that are included to strengthen and enhance the independent contractor model, which remains in place.  The parties are working to obtain final court approval of the settlement.  This settlement was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018.

Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016

Bryant v. Flowers Foods, Inc. and Flowers Baking Co. of Denton, LLC	4:17-cv-00725	U.S. District Court Eastern District of Texas	10/9/2017	On September 7, 2018, the parties agreed in principle to settle this matter as part of the settlement referenced in the Long litigation described above.
Green v. Flowers Foods, Inc. and Flowers Baking Co. of Birmingham, LLC	5:17-cv-00784	U.S. District Court Northern District of Alabama	5/11/2017	On September 7, 2018, the parties agreed in principle to settle this matter as part of the settlement referenced in the Long litigation described above.
Hall et al. v. Flowers Foods, Inc., Flowers Baking Co. of Gadsden, LLC, and Flowers Baking Co. of Birmingham, LLC	1:17-cv-00932	U.S. District Court Northern District of Alabama	6/5/2017	On September 7, 2018, the parties agreed in principle to settle this matter as part of the settlement referenced in the Long litigation described above.
Robbins v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC	3:17-cv-00138	U.S. District Court Northern District of Mississippi	7/31/2017	On September 7, 2018, the parties agreed in principle to settle this matter as part of the settlement referenced in the Long litigation described above.

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

As of October 6, 2018, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

On March 23, 2018, the court dismissed this lawsuit and approved an agreement to settle this matter for $4.3 million, comprised of $1.2 million in settlement funds, $2.9 million in attorneys’ fees, and $0.2 million as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. The settlement consisted of approximately 190 class members. This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of fiscal 2017 and was paid during the first quarter of fiscal 2018.

McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC	5:16-cv-00194	U.S. District Court District of South Carolina	1/20/2016

On September 10, 2018, the court approved the parties’ agreement to settle this matter for a payment of $1.5 million, comprised of $0.8 million in settlement funds, $0.6 million in attorneys’ fees, and a collective $0.1 million for a service award and as an incentive for class members who are active distributors not to opt out of certain portions of the new distributor agreement. The settlement class consisted of 106 class members. This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the fourth quarter of fiscal 2017.  This settlement was paid on November 1, 2018.

Zapata et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC (the "Zapata litigation")	4:16-cv-00676	U.S. District Court Southern District of Texas	3/14/2016

On September 12, 2018, the court dismissed the Zapata litigation and the Rodriguez litigation (defined below) and approved an agreement to settle both matters for $740,700, including attorneys’ fees, on behalf of 43 distributors. This settlement was paid and recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018.

Rodriguez et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC (the "Rodriguez litigation")	4:16-cv-00245	U.S. District Court Southern District of Texas	1/28/2016	See the Zapata litigation discussion immediately above.
Schucker et al. v. Flowers Foods, Inc., Lepage Bakeries Park St., LLC, and C.K. Sales Co., LLC	1:16-cv-03439	U.S. District Court Southern District of New York	5/9/2016

On September 5, 2018, the court dismissed this lawsuit and approved an agreement to settle this matter for approximately $1.3 million, comprised of $0.4 million in settlement funds, $0.9 million in attorneys’ fees, and a collective $0.1 million for service awards and incentives for class members who are active distributors not to opt out of certain portions of the new distributor agreement. The settlement consisted of 27 class members. This settlement charge has been recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Operations during the first quarter of fiscal 2018.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws, and will allow others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The deadline for lead plaintiff to file his reply in support of class certification is November 13, 2018.

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

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 6, 2018 and October 7, 2017, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net income (loss)	$39,630	$(33,571)	$136,319	$71,587
Basic Earnings (Loss) Per Common Share:
Basic weighted average shares outstanding for common stock	211,082	209,606	210,994	209,376
Basic earnings (loss) per common share	$0.19	$(0.16)	$0.65	$0.34
Diluted Earnings (Loss) Per Common Share:
Basic weighted average shares outstanding for common stock	211,082	209,606	210,994	209,376
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	482	—	458	855
Diluted weighted average shares outstanding for common stock	211,564	209,606	211,452	210,231
Diluted earnings (loss) per common share	$0.19	$(0.16)	$0.64	$0.34

There were no anti-dilutive shares during the twelve and forty weeks ended October 6, 2018.  There were 1,682,086 and 792,136 of anti-dilutive shares during the twelve and forty weeks ended October 7, 2017, respectively.

17. STOCK-BASED COMPENSATION

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards to provide our officers, key employees, and non-employee directors’ incentives and rewards for performance. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the stock appreciation right plan, and the bonus plan. Equity awards granted after May 21, 2014 are governed by the Omnibus Plan. No additional awards were issued under the EPIP after May 21, 2014 and the last issued awards were fully exercised during the first quarter of fiscal 2018. Awards granted under the Omnibus Plan are limited to the authorized amount of 8,000,000 shares.

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  There were no grants in the first three quarters of fiscal 2018.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that were vested and fully exercised by our first quarter of fiscal 2018.

The company’s final 72,785 stock options, with an exercise price of $10.87, outstanding on December 30, 2017 were exercised during the first quarter of fiscal 2018.   There are no outstanding NQSOs as of October 6, 2018.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 6, 2018 and October 7, 2017, respectively, were as follows (amounts in thousands):

	October 6, 2018	October 7, 2017
Cash received from option exercises	$791	$9,296
Tax benefit at exercise, net	$111	$2,004
Intrinsic value of stock options exercised	$609	$7,197

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2017 award is being expensed at  90% of ROI Target. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 6, 2018 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 30, 2017	1,575	$22.20
Grant reduction for not achieving the ROIC modifier	(114)	$21.49
Grant reduction for not achieving the TSR modifier	(333)	$24.17
Vested	(314)	$21.89
Forfeited	(35)	$22.83
Nonvested shares at October 6, 2018	779	$21.63

As of October 6, 2018, there was $2.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.40 years. The total intrinsic value of shares vested during the twelve and forty weeks ended October 6, 2018 was $6.5 million.

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

The deferred stock activity for the forty weeks ended October 6, 2018 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 30, 2017	87	$18.70
Vested	(87)	$18.57
Granted	78	$19.89
Nonvested shares at October 6, 2018	78	$19.89	0.62	$1,756

As of October 6, 2018, there was $0.9 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.62 years.  The total intrinsic value of shares vested during the twelve and forty weeks ended October 6, 2018 was $1.8 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended  October 6, 2018 and October 7, 2017, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 6, 2018	October 7, 2017
Performance-contingent restricted stock awards	$1,061	$2,638
Deferred and restricted stock	381	380
Total stock-based compensation	$1,442	$3,018

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017
Performance-contingent restricted stock awards	$5,634	$10,321
Deferred and restricted stock	1,258	1,387
Total stock-based compensation	$6,892	$11,708

18. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 6, 2018 compared to accounts at December 30, 2017 (amounts in thousands):

	October 6, 2018	December 30, 2017
Current liability	$935	$935
Noncurrent liability	$41,075	$60,107
Accumulated other comprehensive loss, net of tax	$107,292	$78,076

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1, 2008.  The Company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments during late 2019 (or early 2020) with the remaining balance transferred to an insurance company in the form of an annuity.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the Company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the Company estimates a final non-cash settlement charge of approximately $125.0 million.

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.

In addition, the company continues to recognize settlement accounting charges each year as a result of the ongoing lump sum payments from the plan.  Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018.  The table below presents our recognized settlement loss by quarter for the forty weeks ended October 6, 2018 (amounts in thousands:

Settlement charge
First quarter	$4,668
Second quarter	1,035
Third quarter	930
For the forty weeks ended October 6, 2018	$6,633

An additional settlement charge will be recognized in the fourth quarter of fiscal 2018.  The amount will depend on the amounts settled and the plan’s unrecognized net gain or loss at the end of the quarter.

The company used a measurement date of December 31, 2017 for the defined benefit and postretirement benefit plans described below (excluding Plan No. 1, which has a measurement date of September 30, 2018 due to the settlement).  The actuarial loss for Plan No. 1 from December 31, 2017 to September 30, 2018 is primarily due to revaluing the benefit obligations reflecting the plan termination cost to settle the obligations.  This valuation assumption basis and method is different than what was used for prior measurement dates, and is a more precise measurement of the obligation now that the termination is imminent.  Plan termination is subject to regulatory approval, prevailing market conditions, and other considerations, including interest rates and annuity pricing at the time assets are distributed.  For Plan No. 1, a discount rate of 3.47% was used to derive the estimated plan termination obligations as of September 30, 2018.  Interest Cost for the fourth quarter of 2018 for Plan No. 1 will not use the granular approach, given that the Plan No. 1’s assets are expected to be distributed within the next 18 months.

The long-term expected rate of return, net of expenses, for the defined benefit plans was 5.9% at the March 31, 2018 re-measurement.  When Plan No. 1 was re-measured as of June 30, 2018 and September 30, 2018, the expected return was changed from 5.9% to 5.2% due to re-balancing the plan asset allocation to more debt rather than equities as part of our pension de-risking strategy.  The mortality assumptions were not changed from the re-measurement as of December 31, 2017.

The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018, $30.0 million during our second quarter of fiscal 2018, and $0.1 million during our third quarter of fiscal 2018 to Plan No. 1.  A voluntary contribution of $0.6 million was made to Plan No. 2 during the third quarter of fiscal 2018.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Service cost	$216	$174	$720	$581
Interest cost	3,166	2,779	9,413	9,792
Expected return on plan assets	(4,464)	(5,437)	(14,549)	(19,191)
Settlement loss	930	3,030	6,633	3,030
Amortization of prior service cost	97	83	291	291
Amortization of net loss	1,126	1,365	3,956	4,792
Total net periodic pension cost (income)	$1,071	$1,994	$6,464	$(705)

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

The net periodic postretirement income for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Service cost	$66	$59	$221	$197
Interest cost	54	52	181	174
Amortization of prior service credit	(49)	(49)	(163)	(163)
Amortization of net gain	(99)	(114)	(331)	(383)
Total net periodic postretirement income	$(28)	$(52)	$(92)	$(175)

The components of net periodic postretirement benefits income other than the service cost are included in the other components of net periodic pension and postretirement benefits credit line item on our Condensed Consolidated Statements of Operations.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. During the twelve weeks ended October 6, 2018 and October 7, 2017, the total cost and employer contributions were $6.0 million and $6.5 million, respectively.   During the forty weeks ended October 6, 2018 and October 7, 2017 the total cost and employer contributions were $19.6 million and $22.0 million, respectively.

Multi-employer Pension Plan

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “MEPP Fund”) at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the MEPP Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making payments during the first quarter of fiscal 2018.  While this is our best estimate of the ultimate cost of the withdrawal from the MEPP Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Operations and are in the DSD Segment.  The liability on December 30, 2017 was recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid early in the second quarter of fiscal 2018.

19. INCOME TAXES

The effective tax rate for the twelve weeks ended October 6, 2018 was 22.5% compared to 40.6% for the twelve weeks ended October 7, 2017.  The decrease in the rate is primarily due to the reduction of the U.S. corporate tax rate from 35% to 21%, as a result of U.S. tax reform. In addition, tax benefits in the third quarter of the prior year increased the effective tax rate due to negative earnings before tax in the quarter. Tax benefits in the current quarter have a favorable impact on the effective tax rate. During the twelve weeks ended October 6, 2018, the primary differences in the effective rate and the statutory rate are state income taxes, offset with credits recognized for job creation and preservation of historical real property.

The effective tax rate for the forty weeks ended October 6, 2018 and October 7, 2017 was 20.1% and 32.1%, respectively. The decrease in the rate from the prior year is primarily due to the reduction of the U.S. corporate tax rate from 35% to 21%, and adjustments to provisional taxes recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities to the lower rate. During the forty weeks ended October 6, 2018, the primary differences in the effective rate and the statutory rate are state income taxes and adjustments to prior year estimates that impact the effective tax rate in the current quarter.

In the fourth quarter ending December 30, 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act. This provisional amount was adjusted in the second quarter of fiscal 2018 due to additional analysis, changes in assumptions and actions taken related to pension contributions and bonus depreciation on certain assets placed in service during fiscal 2017. The adjustment resulted in a discrete tax benefit of $5.6 million, a reduction to federal income tax payable of $16.4 million and an increase to federal deferred tax liabilities of $10.8 million. No adjustments to the provisional estimate were recorded in the current quarter, and any subsequent adjustments in the fourth quarter are not expected to be significant.

During the forty weeks ended October 6, 2018, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not material to the Condensed Consolidated Financial Statements. As of October 6, 2018, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

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

Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Sales:
DSD Segment	$799,271	$803,153	$2,659,639	$2,628,365
Warehouse Segment	182,639	185,219	615,530	596,740
Eliminations:
Sales from Warehouse Segment to DSD Segment	(39,443)	(39,652)	(136,708)	(129,637)
Sales from DSD Segment to Warehouse Segment	(19,018)	(15,898)	(67,276)	(48,358)
	$923,449	$932,822	$3,071,185	$3,047,110
Gain on divestiture:
Warehouse Segment	$—	$—	$—	$28,875
	$—	$—	$—	$28,875
Multi-employer pension plan withdrawal costs:
DSD Segment	$—	$18,268	$2,322	$18,268
	$—	$18,268	$2,322	$18,268
Loss (recovery) on inferior ingredients:
DSD Segment	$(2,986)	$—	$898	$—
Warehouse Segment	1,095	—	1,095	—
	$(1,891)	$—	$1,993	$—
Restructuring charges:
DSD Segment	$289	$76,625	$2,187	$76,625
Warehouse Segment	175	20,091	251	20,091
Unallocated corporate costs	33	3,833	119	3,833
	$497	$100,549	$2,557	$100,549
Impairment of assets:
DSD Segment	$—	$—	$2,483	$—
	$—	$—	$2,483	$—
Depreciation and amortization:
DSD Segment	$27,676	$28,286	$95,273	$98,703
Warehouse Segment	4,916	4,769	16,443	15,841
Unallocated corporate costs(1)	70	(83)	233	(256)
	$32,662	$32,972	$111,949	$114,288
Income from operations:
DSD Segment	$58,819	$(20,338)	$197,725	$146,388
Warehouse Segment	5,866	(9,082)	31,563	47,202
Unallocated corporate costs(2)	(11,235)	(22,637)	(46,959)	(78,722)
	$53,450	$(52,057)	$182,329	$114,868
Interest expense	$(8,180)	$(8,194)	$(27,390)	$(28,255)
Interest income	$6,615	$5,464	$21,176	$17,199
Pension plan settlement loss	$(930)	$(3,030)	$(6,633)	$(3,030)
Other components of net periodic pension and postretirement benefits credit	$171	$1,321	$1,204	$4,687
Income before income taxes	$51,126	$(56,496)	$170,686	$105,469

The table below presents the assets by segment (amounts in thousands):

Assets:	October 6, 2018	December 30, 2017
DSD Segment	$2,293,104	$2,270,179
Warehouse Segment	301,249	296,157
Other (3)	98,784	93,388
Total assets	$2,693,137	$2,659,724

(1)	Represents costs allocated to the company’s corporate head office.
(2)	Represents costs allocated to the company’s corporate head office and pension plan settlement loss.
(3)

Represents the company’s corporate head office assets, including primarily cash and cash equivalents and deferred taxes.  Certain assets were reclassified from the unallocated corporate head office to the DSD Segment during the first quarter of our fiscal 2018.

Sales by product category in each reportable segment are as follows for the twelve and forty weeks ended October 6, 2018 and October 7, 2017, respectively (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	October 6, 2018			October 7, 2017
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$514,405	$32,945	$547,350	$514,346	$36,963	$551,309
Store branded retail	114,581	26,418	140,999	110,853	27,803	138,656
Non-retail and other	151,267	83,833	235,100	162,056	80,801	242,857
Total	$780,253	$143,196	$923,449	$787,255	$145,567	$932,822

	For the Forty Weeks Ended			For the Forty Weeks Ended
	October 6, 2018			October 7, 2017
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$1,700,461	$116,192	$1,816,653	$1,674,871	$121,052	$1,795,923
Store branded retail	372,802	90,369	463,171	368,371	86,960	455,331
Non-retail and other	519,100	272,261	791,361	536,765	259,091	795,856
Total	$2,592,363	$478,822	$3,071,185	$2,580,007	$467,103	$3,047,110

The tables above present certain sales by category that have been reclassified from amounts previously reported.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 6, 2018, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the items discussed below.

On November 6, 2018, the company announced the closure of a bakery in Brattleboro, Vermont.  We expect to close the bakery by the end of fiscal 2018.  The closure costs are estimated to be between $5.0 million and $6.0 million and are expected to be finalized and recorded in our fourth quarter of fiscal 2018.

On November 7, 2018, the company announced a definitive agreement to acquire Canyon Bakehouse LLC, a privately held, gluten-free baking company based in Johnstown, Colorado, for approximately $205 million (including a performance-based contingent payment of $5 million). The acquisition, which is subject to regulatory approval and customary closing conditions, is expected to be completed later in the fourth quarter of 2018.  The acquisition aligns with our strategic initiatives by capitalizing on growing segments in the bakery category.  The company plans to fund the acquisition using its existing facility and available cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 6, 2018 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of the Form 10-Q.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense (gain) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$729	$7,050	$9,376	$31,845	Note 4
Restructuring and related impairment charges	497	100,549	2,557	100,549	Note 4
Loss (recovery) on inferior ingredients	(1,891)	—	1,993	—	Note 1
Impairment of assets	—	—	2,483	—	Note 10
Legal settlements	11,921	4,253	21,616	4,503	Note 15
Pension plan settlement loss	930	3,030	6,633	3,030	Note 18
Gain on divestiture	—	—	—	(28,875)	Note 5
Lease termination costs	—	—	—	565	Note 13
Multi-employer pension plan withdrawal costs	—	18,268	2,322	18,268	Note 18
	$12,186	$133,150	$46,980	$129,885

In the second quarter of fiscal 2018, we recognized an income tax benefit of $5.6 million to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in 2017, which partially offset the net expense amount of the pre-tax items for the forty weeks ended October 6, 2018 detailed above.

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of the project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project are presented in the table above and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Operations.  We anticipate incurring additional consulting costs of approximately $0.5 million to $1.0 million in the fourth quarter of fiscal 2018.

•

Restructuring charges associated with Project Centennial – The following tables detail restructuring charges recorded by segment during the twelve and forty weeks ended October 6, 2018 and October 7, 2017 (amounts in thousands):

	DSD Segment		Warehouse Segment		Unallocated Corporate		Total
	Twelve Weeks Ended	Forty Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended
	October 6, 2018		October 6, 2018		October 6, 2018		October 6, 2018
	(Amounts in thousands)
Employee termination benefits and other cash charges	$289	$2,187	$1	$77	$33	$119	$323	$2,383
Property, plant and equipment impairments	—	—	174	174	—	—	174	174
Total restructuring charges	$289	$2,187	$175	$251	$33	$119	$497	$2,557

	DSD Segment		Warehouse Segment		Unallocated Corporate		Total
	Twelve Weeks Ended	Forty Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended
	October 7, 2017		October 7, 2017		October 7, 2017		October 7, 2017
	(Amounts in thousands)
Employee termination benefits and other cash charges	$21,513	$21,513	$5,552	$5,552	$3,833	$3,833	$30,898	$30,898
Trademark impairments	55,112	55,112	11,135	11,135	—	—	66,247	66,247
Property, plant and equipment impairments	—	—	3,404	3,404	—	—	3,404	3,404
Total restructuring charges	$76,625	$76,625	$20,091	$20,091	$3,833	$3,833	$100,549	$100,549
In the current year, restructuring charges primarily consisted of relocation and severance costs as we continue to transition to the new organizational structure.  We anticipate incurring additional relocation costs of approximately $0.5 million to $1.0 million in the fourth quarter of fiscal 2018.  Prior year restructuring and related impairment charges consisted of trademark impairments related to brand rationalization, VSIP and other termination costs, employee relocation costs, and bakery closure costs.

•

Loss (recovery) on inferior ingredients – During the twelve and forty weeks ended October 6, 2018, we recognized $2.3 million and $6.1 million, respectively, of currently identifiable and measurable costs associated with receiving inferior yeast and whey shipments.  We received a reimbursement of $4.2 million for costs associated with receiving inferior yeast during the third quarter of fiscal 2018.  The shipments of yeast were from one supplier and reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at a number of the company’s bakeries during the second quarter of fiscal 2018.  Although we anticipate incurring additional losses, we are not currently able to estimate the amount of such loss.  We continue to seek recovery of all losses through appropriate means.

•	Impairment of assets – During the first quarter of fiscal 2018, we recognized an impairment of $2.5 million on a non-IDP notes receivable of our DSD Segment in our results of operations.
•

Legal settlements – Through the third quarter of fiscal 2018 and 2017, we reached agreements to settle distributor-related litigation in the aggregate amount of $18.8 million and $4.5 million, respectively, including plaintiffs’ attorney fees.  These amounts were recorded in the DSD Segment in the selling, distribution and administrative expenses line item.  Additionally, in the third quarter of fiscal 2018, we reached agreements to settle other non-IDP matters in the amount of $2.8 million, of which $1.7 million was recorded in the DSD Segment and $1.1 million was recorded in the Warehouse Segment, in the selling, distribution and administrative expenses line item.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges of $4.7 million, $1.0 million, and $0.9 million were triggered in the first, second, and third quarters of fiscal 2018, respectively, as a result of lump sums paid during those quarters.  A $3.0 million settlement charge was recorded in the third quarter of the prior year.  An additional settlement charge will be recognized in the fourth quarter of fiscal 2018.  On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1, effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1,

2008.  The Company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments during late 2019 (or early 2020) with the remaining balance transferred to an insurance company in the form of an annuity.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the Company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the Company estimates a final non-cash settlement charge of approximately $125.0 million.

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

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On August 18, 2017, the union participants of the MEPP Fund at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  This resulted in the recognition of an $18.3 million pension plan withdrawal liability (including transition payments) in the DSD Segment in the third quarter of fiscal 2017.  During the first quarter of fiscal 2018, this amount was revised for the final settlement and we recorded an additional $2.3 million of liability.  The transition payments of $3.1 million were made on November 3, 2017.  Of the remaining balance, we paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid in the second quarter of fiscal 2018.

•

Reclassification of certain prior year amounts – Due to the change in the presentation of pension cost (benefit) other than service cost as a result of new accounting guidance, as well as certain organizational changes we have implemented as of the beginning of fiscal 2018, we have reclassified prior year amounts for comparability.  In addition, the Condensed Consolidated Statement of Cash Flows for the forty weeks ended October 7, 2017 has been revised to correct errors.  Refer to Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  Due to the organizational changes, we have restructured our discussion of segment operations below.

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

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 1.0% for the twelve weeks ended October 6, 2018 compared to the same period in the prior year primarily due to volume declines, partially offset by positive price/mix.  In the prior year quarter, hurricanes positively impacted sales volumes.  Year to date, sales increased 0.8% primarily due to growth in branded organic and store branded sales and improved price/mix, partially offset by volume declines in other branded products.

Net income for the twelve weeks ended October 6, 2018 was $39.6 million compared to a net loss of $33.6 million in the prior year quarter.  The significant change was due to decreased restructuring charges, the prior year MEPP costs, the impact of lower federal tax rates, and decreased employee compensation and Project Centennial consulting costs.  These items were partially offset by softer sales, higher product costs, and increased legal settlements.  Year to date, net income increased $64.7 million to $136.3 million due to significantly lower restructuring, MEPP, Project Centennial consulting, and employee compensation costs as compared to the prior year, combined with the benefit of lower income tax rates in the current year.  Partially offsetting these items were the prior year gain on divestiture and increased production costs, legal settlements, and marketing and promotional spending in the current year.

During the forty weeks ended October 6, 2018, we generated net cash flows from operations of $232.0 million and invested $75.0 million in capital expenditures.  Additionally, we paid $112.2 million in dividends to our shareholders.  During the forty weeks ended October 7, 2017, we generated net cash flows from operations of $224.0 million, received net proceeds of $41.2 million from the divestiture of our mix manufacturing business, and invested $51.2 million in capital expenditures.  We paid $105.2 million in dividends to our shareholders and reduced our total indebtedness by $101.3 million.  The increase in net cash flows from operations, period over period, was primarily due to increased net income, changes in hedging margin activity, more favorable payment terms and decreased Project Centennial consulting costs, net of making $40.7 million of voluntary pension plan contributions as well as VSIP payments, MEPP payments and increased bonus payouts.

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

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  On July 2, 2018, the company announced the creation of the COO position.  This role is responsible for executing the company’s strategies under Project Centennial, as well as, overseeing the BUs, supply chain, sales, corporate strategy and ventures, and communications.  We continue to explore additional opportunities to streamline our core operations, but as of October 6, 2018, we cannot estimate the costs to be incurred related to these initiatives.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 6, 2018 and October 7, 2017, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017	Dollars	%
Sales
DSD Segment	$780,253	$787,255	84.5	84.4	$(7,002)	(0.9)
Warehouse Segment	143,196	145,567	15.5	15.6	(2,371)	(1.6)
Total	$923,449	$932,822	100.0	100.0	$(9,373)	(1.0)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$379,592	$371,556	48.6	47.2	$8,036	2.2
Warehouse Segment (1)	106,088	104,708	74.1	71.9	1,380	1.3
Total	$485,680	$476,264	52.6	51.1	$9,416	2.0
Selling, distribution and administrative expenses
DSD Segment (1)	$316,863	$312,858	40.6	39.7	$4,005	1.3
Warehouse Segment (1)	25,056	25,081	17.5	17.2	(25)	(0.1)
Corporate (2)	11,132	18,887	—	—	(7,755)	(41.1)
Total	$353,051	$356,826	38.2	38.3	$(3,775)	(1.1)
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$—	$18,268	—	2.3	$(18,268)	NM
Total	$—	$18,268	—	2.0	$(18,268)	NM
Restructuring and related impairment charges
DSD Segment (1)	$289	$76,625	0.0	9.7	$(76,336)	NM
Warehouse Segment (1)	175	20,091	0.1	13.8	(19,916)	NM
Corporate (2)	33	3,833	—	—	(3,800)	NM
Total	$497	$100,549	0.1	10.8	$(100,052)	NM
Loss (recovery) on inferior ingredients
DSD Segment (1)	$(2,986)	$—	(0.4)	—	$(2,986)	NM
Warehouse Segment (1)	1,095	—	0.8	—	1,095	NM
Total	$(1,891)	$—	(0.2)	—	$(1,891)	NM
Depreciation and amortization
DSD Segment (1)	27,676	28,286	3.5	3.6	(610)	(2.2)
Warehouse Segment (1)	4,916	4,769	3.4	3.3	147	3.1
Corporate (2)	70	(83)	—	—	153	NM
Total	$32,662	$32,972	3.5	3.5	$(310)	(0.9)
Income (loss) from operations
DSD Segment (1)	$58,819	$(20,338)	7.5	(2.6)	$79,157	389.2
Warehouse Segment (1)	5,866	(9,082)	4.1	(6.2)	14,948	164.6
Corporate (2)	(11,235)	(22,637)	—	—	11,402	50.4
Total	$53,450	$(52,057)	5.8	(5.6)	$105,507	202.7
Other components of net periodic pension and postretirement benefits credit	$(171)	$(1,321)	(0.0)	(0.1)	$1,150	(87.1)
Pension plan settlement loss	930	3,030	0.1	0.3	(2,100)	NM
Interest expense, net	1,565	2,730	0.2	0.3	(1,165)	(42.7)
Income tax expense (benefit)	11,496	(22,925)	1.2	(2.5)	34,421	150.1
Net income (loss)	$39,630	$(33,571)	4.3	(3.6)	$73,201	218.0
Comprehensive income (loss)	$16,150	$(42,905)	1.7	(4.6)	$59,055	137.6

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 6, 2018 and October 7, 2017, respectively, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017	Dollars	%
Sales
DSD Segment	$2,592,363	$2,580,007	84.4	84.7	$12,356	0.5
Warehouse Segment	478,822	467,103	15.6	15.3	11,719	2.5
Total	$3,071,185	$3,047,110	100.0	100.0	$24,075	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$1,252,830	$1,220,622	48.3	47.3	$32,208	2.6
Warehouse Segment (1)	346,843	331,956	72.4	71.1	14,887	4.5
Total	$1,599,673	$1,552,578	52.1	51.0	$47,095	3.0
Selling, distribution and administrative expenses
DSD Segment (1)	$1,038,645	$1,019,401	40.1	39.5	$19,244	1.9
Warehouse Segment (1)	82,627	80,888	17.3	17.3	1,739	2.1
Corporate (2)	46,607	75,145	—	—	(28,538)	(38.0)
Total	$1,167,879	$1,175,434	38.0	38.6	$(7,555)	(0.6)
Gain on divestiture
Warehouse Segment (1)	$—	$(28,875)	—	(6.2)	$28,875	NM
Total	$—	$(28,875)	—	(0.9)	$28,875	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$2,322	$18,268	0.1	0.7	$(15,946)	NM
Total	$2,322	$18,268	0.1	0.6	$(15,946)	NM
Restructuring and related impairment charges
DSD Segment (1)	$2,187	$76,625	0.1	3.0	$(74,438)	NM
Warehouse Segment (1)	251	20,091	0.1	4.3	(19,840)	NM
Corporate (2)	119	3,833	—	—	(3,714)	NM
Total	$2,557	$100,549	0.1	3.3	$(97,992)	NM
Impairment of assets
DSD Segment (1)	$2,483	$—	0.1	—	$2,483	NM
Total	$2,483	$—	0.1	—	$2,483	NM
Loss (recovery) on inferior ingredients
DSD Segment (1)	$898	$—	0.0	—	$898	NM
Warehouse Segment (1)	1,095	—	0.2	—	1,095	NM
Total	$1,993	$—	0.1	—	$1,993	NM
Depreciation and amortization
DSD Segment (1)	$95,273	$98,703	3.7	3.8	$(3,430)	(3.5)
Warehouse Segment (1)	16,443	15,841	3.4	3.4	602	3.8
Corporate (2)	233	(256)	—	—	489	NM
Total	$111,949	$114,288	3.6	3.8	$(2,339)	(2.0)
Income from operations
DSD Segment (1)	$197,725	$146,388	7.6	5.7	$51,337	35.1
Warehouse Segment (1)	31,563	47,202	6.6	10.1	(15,639)	(33.1)
Corporate (2)	(46,959)	(78,722)	—	—	31,763	40.3
Total	$182,329	$114,868	5.9	3.8	$67,461	58.7
Other components of net periodic pension and postretirement benefits credit	$(1,204)	$(4,687)	(0.0)	(0.2)	$3,483	(74.3)
Pension plan settlement loss	$6,633	$3,030	0.2	0.1	$3,603	NM
Interest expense, net	$6,214	$11,056	0.2	0.4	$(4,842)	(43.8)
Income taxes	$34,367	$33,882	1.1	1.1	$485	1.4
Net income	$136,319	$71,587	4.4	2.3	$64,732	90.4
Comprehensive income	$133,944	$68,768	4.4	2.3	$65,176	94.8

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 6, 2018 COMPARED TO TWELVE WEEKS ENDED OCTOBER 7, 2017

Sales (dollars in thousands)

	DSD Segment			Warehouse Segment			Consolidated
	For the Twelve Weeks Ended			For the Twelve Weeks Ended			For the Twelve Weeks Ended
	October 6, 2018	October 7, 2017	% Change	October 6, 2018	October 7, 2017	% Change	October 6, 2018	October 7, 2017	% Change
Branded retail	$514,405	$514,346	0.0	$32,945	$36,963	(10.9)	$547,350	$551,309	(0.7)
Store branded retail	114,581	110,853	3.4	26,418	27,803	(5.0)	140,999	138,656	1.7
Non-retail and other	151,267	162,056	(6.7)	83,833	80,801	3.8	235,100	242,857	(3.2)
Total	$780,253	$787,255	(0.9)	$143,196	$145,567	(1.6)	$923,449	$932,822	(1.0)

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

	DSD Segment	Warehouse Segment	Consolidated
Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	2.1	3.3	2.5
Volume	(3.0)	(4.9)	(3.5)
Total percentage change in sales	(0.9)	(1.6)	(1.0)

DSD Segment.  Branded retail sales were consistent with prior year as positive price/mix was offset by volume declines.  In the prior year quarter, hurricanes positively impacted volume.  Sales of DKB branded products and sales in our expansion markets continued to increase along with sales of Nature’s Own Perfectly Crafted breads introduced in the second quarter of fiscal 2018.  These gains were more than offset by volume declines for other branded products.  Store branded retail sales increased quarter over quarter due to positive price/mix and volume growth.  Significant volume declines in foodservice primarily resulted in the decrease in non-retail and other sales.  Foodservice sales were impacted by inferior yeast and the shift of certain foodservice business from the DSD Segment to the Warehouse Segment.

Warehouse Segment.  Branded retail sales decreased mostly due to volume declines in branded cake and to a lesser extent in warehouse-delivered branded organic bread.  Sales of store branded retail items decreased primarily due to volume decreases in store branded cake.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased primarily from significant volume growth in foodservice sales and to a lesser extent the shift of certain foodservice business from the DSD Segment to the Warehouse Segment in the current year and increased contract manufacturing, partially offset by declines in vending sales.

Consolidated.  Volume declines drove the decrease in branded retail sales as we cycled hurricanes in the prior year quarter. Partially offsetting the decline, was continued sales growth from branded organic products, growth in our expansion markets, the contribution from Nature’s Own Perfectly Crafted breads, and more favorable price/mix.  Store branded retail sales increased due primarily to positive price/mix.  Significant volume declines for foodservice and vending items resulted in the decrease in non-retail and other sales, partially offset by positive price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 6, 2018 % of Sales	October 7, 2017 % of Sales	(Decrease) as a % of Sales
Ingredients	25.7	24.9	0.8
Workforce-related costs	14.8	14.8	—
Packaging	4.4	4.4	—
Utilities	1.5	1.5	—
Other	6.2	5.5	0.7
Total	52.6	51.1	1.5

On a consolidated basis, costs were higher as a percent of sales due to increased commodity prices, softer production volumes, increased outside purchases of product, and decreased manufacturing efficiencies.  Sales and production costs continued to be negatively impacted by the effects from inferior ingredients although we cannot currently quantify these amounts.  Higher prices for non-organic flour and to a lesser extent higher yeast prices resulted in the ingredient increase as a percent of sales, partially offset by increased outside purchases of product (sales with no ingredient costs) and lower prices for organic ingredients.  Outside purchases of product increased primarily for DKB branded breakfast items, pita breads and pastries and are included in the other line item in the table above.  We continue to expect ingredient costs to be higher for the remainder of fiscal 2018 and into fiscal 2019.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 6, 2018 % of Sales	October 7, 2017 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	14.7	16.8	(2.1)
Distributor distribution fees	15.0	13.6	1.4
Other	8.5	7.9	0.6
Total	38.2	38.3	(0.1)

A larger portion of our sales were made through IDPs in the current quarter, resulting in increased distributor distribution fees as a percent of sales and decreased workforce-related costs as a percent of sales.  Additionally, workforce reductions from the VSIP and other restructuring initiatives, as well as significantly lower employee incentive costs resulted in a decline in workforce-related costs.  As discussed in the “Matters Affecting Comparability” section above, legal settlements of $11.9 million were recorded in the current quarter compared to $4.3 million in the prior year quarter, an increase of approximately 80 basis points, and are reflected in the other line item in the table above.  Consulting costs associated with Project Centennial declined $6.3 million quarter over quarter resulting in a decrease of approximately 70 basis points, and these costs are also reflected in the other line item in the table above.  We anticipate incurring additional consulting costs related to Project Centennial of approximately $0.5 million to $1.0 million in the fourth quarter of fiscal 2018.  Increased marketing investments and higher distribution costs, including transportation costs, on lower sales partially offset the overall decrease.

Loss (Recovery) on Inferior Ingredients, MEPP Costs, Pension Plan Settlement Loss and Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

As a percent of sales, depreciation and amortization expense was relatively unchanged as compared to the prior year quarter.

Income (Loss) from Operations

The table below summarizes the percentage change in income (loss) from operations by segment and the change as a percent of sales for the twelve weeks ended October 6, 2018 compared to the twelve weeks ended October 7, 2017:

Income (Loss) from Operations	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	389.2	10.1
Warehouse Segment	164.6	10.3
Unallocated corporate	50.4	NA
Consolidated	202.7	11.4

NA	Not applicable as the corporate segment has no revenues.

DSD Segment.  The significant favorable change in the DSD Segment operating income as a percent of sales primarily resulted from $76.6 million of restructuring and related impairment charges and $18.3 million of MEPP costs incurred in the prior year quarter, as well as the benefit of the VSIP and other restructuring, lower employee compensation costs and the recovery of a portion of the loss on inferior ingredients in the current quarter.  Increased product costs on lower sales, increased distributor distribution fees, higher legal settlements of $6.5 million, and increased marketing investments partially offset the overall improvement.

Warehouse Segment.  The significant favorable change in the Warehouse Segment operating income as a percent of sales was primarily due to prior year restructuring costs of $20.1 million and lower workforce-related costs in the current year quarter, partially offset by sales declines, higher product and distribution costs, the $1.1 million legal settlement and $1.1 million of loss on inferior ingredients in the current year quarter.

Unallocated Corporate.  The favorable change in unallocated corporate expenses was primarily due to the $6.3 million decrease in consulting costs associated with Project Centennial, prior year restructuring charges of $3.8 million and to a lesser extent, reduced workforce-related expenses.

Other Components of Net Periodic Pension and Postretirement Benefits Credit

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on September 30, 2018 compared to the end of fiscal 2017 as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense was lower due to a significant increase in interest income resulting from increased distributor notes receivable outstanding quarter over quarter.

Income Tax Expense (Benefit)

The effective tax rate for the twelve weeks ended October 6, 2018 was 22.5% compared to 40.6% in the prior year quarter.  The significant decrease in the rate was primarily due to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of U.S. tax reform.  In addition, tax benefits in the third quarter of the prior year increased the effective tax rate due to negative earnings before tax in the quarter.  Tax benefits in the current quarter had a favorable impact on the effective tax rate.  The primary differences in the effective rate and the statutory rate were state income taxes, offset with credits recognized for job creation and preservation of historical real property.

Comprehensive Income (Loss)

The change in comprehensive income (loss) quarter over quarter resulted primarily from net income of $39.6 million compared to a net loss of $33.6 million in the prior year quarter and changes in the fair value of derivatives, net of the actuarial loss recognized as a result of the pension plan remeasurement.

FORTY WEEKS ENDED OCTOBER 6, 2018 COMPARED TO FORTY WEEKS ENDED OCTOBER 7, 2017

Sales (dollars in thousands)

	DSD Segment			Warehouse Segment			Consolidated
	For the Forty Weeks Ended			For the Forty Weeks Ended			For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	% Change	October 6, 2018	October 7, 2017	% Change	October 6, 2018	October 7, 2017	% Change
Branded retail	$1,700,461	$1,674,871	1.5	$116,192	$121,052	(4.0)	$1,816,653	$1,795,923	1.2
Store branded retail	372,802	368,371	1.2	90,369	86,960	3.9	463,171	455,331	1.7
Non-retail and other	519,100	536,765	(3.3)	272,261	259,091	5.1	791,361	795,856	(0.6)
Total	$2,592,363	$2,580,007	0.5	$478,822	$467,103	2.5	$3,071,185	$3,047,110	0.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

	DSD Segment	Warehouse Segment	Consolidated
Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	2.5	(0.5)	1.6
Volume	(2.0)	3.2	(0.8)
Divestiture	—	(0.2)	—
Total percentage change in sales	0.5	2.5	0.8

DSD Segment.  Branded retail sales increased due to significant sales growth for branded organic products, growth in our expansion markets, the launch of Nature’s Own Perfectly Crafted breads in the current year, and improved price/mix, somewhat offset by declines in other branded items.  Sales of DKB branded products continue to increase, driven by volume gains and the addition of DKB branded breakfast products during the second quarter of fiscal 2017.  Store branded retail sales increased mainly due to positive price/mix and increased sales of pita bread, partially offset by declines in store branded white bread.  Volume declines in foodservice, partly due to inferior yeast, decreased sales of products in our bakery outlet stores, and, less significantly, the shift of certain foodservice business from the DSD Segment to the Warehouse Segment primarily resulted in decreased non-retail and other sales.

Warehouse Segment.  Branded retail sales decreased mostly due to volume declines in warehouse-delivered branded organic bread and branded cake.  Sales of store branded retail items increased primarily due to the addition of a new customer in the second half of fiscal 2017 and growth in store branded cake, partially offset by price/mix declines.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased primarily from volume growth in foodservice and vending sales, and to a lesser extent the shift of certain foodservice business from the DSD Segment to the Warehouse Segment in the current year, partially offset by the impact of the mix manufacturing business divestiture in January 2017.

Consolidated.  Continued sales growth from branded organic products and in our expansion markets, the launch of Nature’s Own Perfectly Crafted breads in the current year, and more favorable price/mix drove the increase in branded retail sales, partially offset by softer volume for other branded items.  Sales of DKB branded products continue to increase, partly due to the introduction of breakfast products during the second quarter of fiscal 2017.  Store branded retail sales increased mainly due to positive price/mix and increased sales of pita breads.  Declines in price/mix and decreased sales in our bakery outlet stores resulted in the decrease in non-retail and other sales, partially offset by increased foodservice volume.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 6, 2018 % of sales	October 7, 2017 % of sales	(Decrease) as a % of sales
Ingredients	25.3	24.8	0.5
Workforce-related costs	14.8	14.8	—
Packaging	4.3	4.3	—
Utilities	1.4	1.4	—
Other	6.3	5.7	0.6
Total	52.1	51.0	1.1

Ingredient costs were impacted by higher prices for non-organic flour and to a lesser extent sweetener prices, partially offset by increased outside purchases of product (sales with no ingredient costs) and decreased prices for organic ingredients.  We continue to expect ingredient costs to be higher in the fourth quarter of fiscal 2018 and into fiscal 2019.  Outside purchases of product increased primarily for the DKB branded breakfast products and pita breads and are reflected in the other line item in the table above.  Additionally, production costs were negatively impacted by reduced manufacturing efficiency and production disruptions related to the shipments of inferior yeast.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 6, 2018 % of sales	October 7, 2017 % of sales	(Decrease) as a % of sales
Workforce-related costs	15.2	17.2	(2.0)
Distributor distribution fees	14.9	13.4	1.5
Other	7.9	8.0	(0.1)
Total	38.0	38.6	(0.6)

Distributor distribution fees increased as a percent of sales due to a larger portion of our sales being made through IDPs resulting in decreased workforce-related costs.  In addition, workforce reductions from the VSIP and other restructuring initiatives, and lower stock-based compensation (no stock awards have been granted to employees in the current year) and employee fringes resulted in decreased workforce-related costs.  As discussed in the “Matters Affecting Comparability” section above, during the forty weeks ended October 6, 2018, the company incurred $9.4 million of consulting costs associated with Project Centennial compared to $31.8 million in the prior year, a decrease of approximately 80 basis points, and these costs are reflected in the other line item in the table above.  Legal settlements recorded in the current year were $17.4 million higher than the settlements recorded in the prior year, an increase of approximately 60 basis points, and were partially offset by lower legal expense, both of which are reflected in the other line item in the table above.  Increased investments in marketing and higher distribution costs, including transportation costs, partially offset the overall decrease in costs.

Loss (Recovery) on Inferior Ingredients, Impairment of Assets, Pension Plan Settlement Loss, MEPP Costs, and Restructuring Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

As a percent of sales, depreciation and amortization expense was relatively unchanged year over year.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the forty weeks ended October 6, 2018 compared to the forty weeks ended October 7, 2017:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	35.1	1.9
Warehouse Segment	(33.1)	(3.5)
Unallocated corporate	40.3	NA
Consolidated	58.7	2.1

NA	Not applicable as the corporate segment has no revenues.

DSD Segment.  The increase in the DSD Segment operating income as a percent of sales was primarily due to significantly lower restructuring and related impairment charges and MEPP costs, increased sales, the benefit of the VSIP and other restructuring initiatives, and lower employee compensation costs.  Partially offsetting these items were higher production costs, increased legal settlements, the loss on inferior ingredients and the asset impairment charge incurred during the current year.

Warehouse Segment.  The significant decrease in the Warehouse Segment operating income as a percent of sales was primarily due to the $28.9 million gain on divestiture in the prior year, as well as a negative shift in product mix, higher product costs, and increased distribution costs.  These items were partially offset by the $19.8 million decrease in restructuring and related impairment charges and lower workforce-related costs.

Unallocated Corporate.  The favorable change in unallocated corporate expenses was primarily due to the $22.5 million decrease in consulting costs associated with Project Centennial, decreased restructuring charges of $3.7 million and to a lesser extent, reduced workforce-related and legal costs.

Other Components of Net Periodic Pension and Postretirement Benefits Credit

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on September 30, 2018 compared to the end of fiscal 2017 as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense decreased primarily due to a significant increase in interest income resulting from increases in distributor notes receivable outstanding, and to a lesser extent lower average amounts outstanding under the company’s debt arrangements compared to the same period in the prior year.

Income Tax Expense

The effective tax rate for the forty weeks ended October 6, 2018 was 20.1% compared to 32.1% in the prior year.  The significant decrease in the rate was primarily due to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of U.S. tax reform, adjustments to provisional taxes recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities at the new tax rate, and tax credits recognized for research and development, job training and preservation of historical real property.  The primary differences in the effective rate and the statutory rate were as follows (amounts are percentages):

For the Forty Weeks Ended
October 6, 2018
Expected tax at U.S. federal and state income tax rates	25.3%
Tax reform impact	(3.3)
Net share-based payments shortfall	1.2
Discrete tax credits	(1.2)
Other	(1.9)
Effective federal and state income tax rate	20.1%

In the fourth quarter of fiscal 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act.  This provisional amount was adjusted in the second quarter of fiscal 2018 due to additional analysis, changes in assumptions and actions taken related to pension contributions and bonus depreciation on certain assets placed in service in fiscal 2017.  The adjustment resulted in a discrete tax benefit of $5.6 million, a reduction to federal income tax payable of $16.4 million and an increase to federal deferred tax liabilities of $10.8 million.  No adjustments to the provisional estimate were recorded in the current quarter, and any subsequent adjustments in the fourth quarter are not expected to be significant.

Comprehensive Income

The change in comprehensive income year over year resulted primarily from increased net income and changes in the fair value of derivatives, partially offset by changes in the pension plan as a result of the remeasurement.

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

Liquidity Discussion for the Forty Weeks Ended October 6, 2018 and October 7, 2017

The Condensed Consolidated Statement of Cash Flows for the forty weeks ended October 7, 2017 has been revised to correct errors.  See Note 2, Financial Statement Revisions, of Notes to Condensed Consolidated Financial Statements of the Form 10-Q for details on these revisions.

Cash and cash equivalents were $49.7 million at October 6, 2018 compared to $5.1 million at December 30, 2017. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 6, 2018	October 7, 2017	Change
Cash provided by operating activities	$232,059	$224,026	$8,033
Cash disbursed for investing activities	(73,412)	(12,804)	(60,608)
Cash disbursed for financing activities	(114,049)	(210,558)	96,509
Total change in cash	$44,598	$664	$43,934

Cash Flows Provided by Operating Activities. The increase in net cash flows from operations, period over period, was primarily due to increased net income, changes in hedging margin activity, more favorable payment terms and decreased Project Centennial consulting costs, net of making $40.7 million of voluntary pension plan contributions as well as VSIP payments, MEPP payments and increased bonus payouts.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	Change
Depreciation and amortization	$111,949	$114,288	$(2,339)
Gain on divestiture	—	(28,875)	28,875
Impairment of assets	2,483	—	2,483
Restructuring and related impairment charges	174	69,651	(69,477)
Stock-based compensation	6,892	11,708	(4,816)
Deferred income taxes	21,139	(18,476)	39,615
Pension and postretirement plans cost (income)	6,372	(879)	7,251
Other non-cash items	969	2,734	(1,765)
Net non-cash adjustment to net income	$149,978	$150,151	$(173)
•

The change in depreciation and amortization was primarily due to accelerated depreciation of certain leasehold improvements in the prior year, and reduced amortization expense as a result of impairing certain trademarks in the second half of fiscal 2017.

•

Refer to the Restructuring charges associated with Project Centennial and the Gain on divestiture of the non-core mix manufacturing business discussion in the “Matters Affecting Comparability” section above for additional information.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	Change
Changes in accounts receivable, net	$(20,297)	$(26,457)	$6,160
Changes in inventories, net	(8,847)	(7,241)	(1,606)
Changes in hedging activities, net	7,939	(14,814)	22,753
Changes in other assets, net	2,794	(14,395)	17,189
Changes in accounts payable, net	60,810	13,780	47,030
Changes in other accrued liabilities, net	(55,937)	53,020	(108,957)
Qualified pension plan contributions	(40,700)	(1,605)	(39,095)
Net changes in working capital and pension plan contributions	$(54,238)	$2,288	$(56,526)
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

•

Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2018 and fiscal 2017, we paid $28.1 million and $17.3 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.4 million was paid during the first quarter of fiscal 2018 and fiscal 2017, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  We paid $27.6 million of VSIP and other restructuring related charges and $17.5 million of MEPP costs through the third quarter of fiscal 2018.  During the forty weeks ended October 6, 2018, we recognized $21.6 million of legal settlements and paid $16.4 million of legal settlements, of which $5.2 million had been accrued for as of December 30, 2017.

•

During the forty weeks ended October 6, 2018, we made voluntary contributions to our defined benefit pension plans of $40.7 million. Currently, we do not anticipate making any additional contributions to these plans in fiscal 2018.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash (disbursed for) provided by investing activities for the forty weeks ended October 6, 2018 and October 7, 2017, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	Change
Purchases of property, plant, and equipment	$(74,992)	$(51,213)	$(23,779)
Principal payments from notes receivable, net of repurchases of independent distributor territories	214	(4,515)	4,729
Proceeds from divestiture	—	41,230	(41,230)
Proceeds from sale of property, plant and equipment	1,366	1,694	(328)
Net cash disbursed for investing activities	$(73,412)	$(12,804)	$(60,608)
•

Capital expenditures for the DSD Segment and Warehouse Segment were $60.2 million and $12.3 million, respectively.   We currently anticipate total capital expenditures of $95 million to $105 million for fiscal 2018.

•	We received proceeds of $41.2 million, net of a working capital adjustment, from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 6, 2018 and October 7, 2017, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 6, 2018	October 7, 2017	Change
Dividends paid	$(112,247)	$(105,207)	$(7,040)
Exercise of stock options	791	9,296	(8,505)
Payment of financing fees	(100)	(100)	—
Stock repurchases	(2,489)	(2,671)	182
Change in bank overdrafts	3,746	(10,626)	14,372
Net debt and capital lease obligations changes	(3,750)	(101,250)	97,500
Net cash disbursed for financing activities	$(114,049)	$(210,558)	$96,509
•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 6, 2018 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid
August 17, 2018	August 31, 2018	September 14, 2018	$0.1800	$37,959
May 24, 2018	June 7, 2018	June 21, 2018	$0.1800	$37,959
February 16, 2018	March 2, 2018	March 16, 2018	$0.1700	$35,837

Additionally, we paid dividends of $0.5 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•	Stock option exercises decreased due to fewer exercises in the current year compared to the prior year. There are currently no nonqualified stock options outstanding.
•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 6, 2018, we repurchased 0.1 million shares for $2.5 million under a share repurchase plan approved by our Board of Directors.  All shares repurchased by the company during the forty weeks ended October 6, 2018 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards.

Capital Structure

Long-term debt and capital lease obligations and stockholders’ equity were as follows at October 6, 2018 and December 30, 2017, respectively.  For additional information regarding our debt and capital lease obligations, see Note 13, Debt and Other Obligations, of  Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 6, 2018	December 30, 2017	Variable Rate	Maturity
Long-term debt and capital lease obligations	(Amounts in thousands)
2026 notes	$395,418	$394,978	Fixed Rate	2026
2022 notes	398,312	397,941	Fixed Rate	2022
The credit facility	—	—	Variable Rate	2022
The facility	—	—	Variable Rate	2020
Capital lease obligations	23,063	27,150		2025
Other notes payable	8,583	12,167		2020
	825,376	832,236
Current maturities of long-term debt and capital lease obligations	11,286	12,095
Long-term debt and capital lease obligations	$814,090	$820,141

Total stockholders' equity
Total stockholders' equity	$1,277,568	$1,250,677

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 6, 2018:

	Amount Available	For the Forty Weeks Ended
	for Withdrawal at	Highest	Lowest
Facility	October 6, 2018	Balance	Balance
	(Amounts in thousands)
The facility	$194,200	$—	$—
The credit facility (1)	491,700	1,000	—
	$685,900

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the forty weeks ended October 6, 2018, the company borrowed $1.0 million in revolving borrowings under the credit facility and repaid $1.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.3 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 6, 2018, the company was in compliance with all restrictive covenants under our debt agreements.

At October 6, 2018, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 6, 2018, 0.1 million shares, at a cost of $2.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 6, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 6, 2018, the company’s hedge portfolio contained commodity derivatives with a fair value of $2.7 million, based on quoted market prices, and will primarily be utilized in fiscal 2019 with an immaterial amount to be utilized through fiscal 2021.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 6, 2018, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $19.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 6, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During fiscal 2018, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers. We may become involved in lawsuits and legal proceedings alleging that the consumption of any of our products causes or caused injury, illness or death. Any such product removal, damaged product or an adverse result in any litigation related to such a product removal or damaged product could have a material adverse effect on our operating and financial results in future periods, depending on the costs of the product removal from the market, the destruction of product inventory, diversion of management time and attention, contractual and other claims made by customers that we supply, loss of key customers, competitive reaction and consumer attitudes. Even if a product liability, consumer fraud or other claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if our customers or consumers in our principal markets terminate or alter their relationship with us or otherwise lose confidence in the safety and quality of our products.

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

There were no common stock repurchases under the plan during the twelve weeks ended October 6, 2018.  During the forty weeks ended October 6, 2018, 0.1 million shares, at a cost of $2.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 6, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.  The company currently has 6.6 million shares remaining available for repurchase under the share repurchase plan.

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

Sixth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2018, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.U., Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent and committed lender, PNC Bank National Association, as facility agent and committed lender, and Coöperatieve Rabobank U.A., New York Branch (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. New York Branch), as administrative agent.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended October 6, 2018.

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

Date: November 7, 2018