Form 10-K
period 2018-12-29
FLOWERS FOODS INC
filed 2019-02-20
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price on the New York Stock Exchange on July 14, 2018 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,114,124,280.

On February 14, 2019, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 210,900,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 23, 2019, which is expected to be filed with the Securities and Exchange Commission on or about April 9, 2019, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The company implemented a plan to transition to these primary strategies beginning in fiscal 2017, with the transition intended to be completed by fiscal 2021. By executing on Project Centennial, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%.  The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization, and other items that impact comparability.

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

During fiscal 2017, the company began the implementation phase of Project Centennial, and made significant progress on several initiatives, including  streamlining our brand assortment in key retail categories, reducing spend on purchased goods and services, closing a Warehouse Segment snack cake plant, hiring a chief marketing officer, completing the VSIP and other workforce reductions, and beginning to transition to the company’s new organization structure, which establishes two business units (“BUs”), Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.

In fiscal 2018, we continued to execute on key strategic initiatives, including the following accomplishments during the year:

•

Realized continued growth from new product introductions: Nature’s Own Perfectly Crafted breads, a line of artisan-inspired, thick-sliced bakery breads, and Dave’s Killer Bread bagels and English muffins.

•	Acquired Canyon Bakehouse, LLC (“Canyon”), a privately held, leading producer of gluten-free bakery foods.
•	Conducted a foundational consumer research study to inform and accelerate product innovation and engaged a leading consumer-focused advertising agency.

•	Appointed a chief operating officer to enhance execution and accountability.
•	Refined its organizational structure to better align operating functions.
•	Activated a trade promotion management system to increase promotional effectiveness, enhance price realizations, and improve profitability.
•

Realized total gross savings above the upper end of the $38-million to $48-million target for fiscal 2018, primarily through a more efficient organizational structure and reduced spending on purchased goods and services.

•	Added a high-speed bun line to a Pennsylvania bakery and closed an inefficient bakery in Vermont.
•	Implemented working capital policies that improved the cash conversion cycle and generated incremental cash flow.

During 2018, the company continued to transition to an enhanced organizational structure announced in the second quarter of 2017.  The new organizational structure is designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  The company anticipates full implementation to be completed at the beginning of fiscal 2019. The company continues to manage the business and report segment information based on our current segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  On July 2, 2018, the company announced the creation of the COO position.  This role is responsible for executing the company’s strategies under Project Centennial, as well as, overseeing the BUs, supply chain, sales, corporate strategy and ventures, and communications.  We continue to explore additional opportunities to streamline our core operations, but as of December 29, 2018, we cannot estimate the costs to be incurred related to these initiatives.

The company previously announced in the third quarter of 2017 a voluntary employee separation incentive plan (the “VSIP”) as part of its effort to restructure, streamline operations, and better position the company for profitable growth.  Costs associated with the VSIP were recorded in the company’s results of operations during the third quarter of fiscal 2017 and the VSIP was substantially completed as of the end of fiscal 2017.  Payments of $24.2 million for the VSIP were paid during fiscal 2018.

In the third quarter of fiscal 2017, the company provided targets for gross cost savings associated with the primary cost savings programs under Project Centennial: the above-mentioned initiative to reduce spending on purchased goods and services, a supply chain optimization plan, and the new organizational structure described above.  By the end of fiscal 2018, the company targeted cumulative gross cost savings under these three programs of $70 million to $80 million, of which approximately $32 million was realized in fiscal 2017 and in excess of $48 million was realized in fiscal 2018.

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

•	Major DSD Segment brands include Nature’s Own, Dave’s Killer Bread, Tastykake, Wonder, and Cobblestone Bread Company.

Warehouse Delivery Segment (the “Warehouse Segment”)

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread, and European Bakers.

The table below presents the sales, percent of total sales, and the number of plants by each segment:

Segment	Sales	Percent of total sales	Plants
DSD Segment	$3,340,047	85%	39
Warehouse Segment	$611,805	15%	8
Consolidated	$3,951,852	100%	47

See Note 25, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for more detailed financial information about our segments.  Our brands are among the best known in the baking industry. Many of our DSD Segment’s brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in Southern markets.

On May 3, 2017, the company announced, as part of Project Centennial, an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The transition to the new structure will be completed early in fiscal 2019.  Management will continue to review financial information for the DSD Segment and Warehouse Segment until the new organizational structure is fully implemented.  Based on the preliminary segment reporting analysis, we expect changes to the organization structure to have a significant impact on our segment reporting. We expect to complete our segment reporting analysis in the first quarter of fiscal 2019.

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

•	Bake Smart. We innovate to improve processes, enhance quality, reduce costs, and conserve resources.
•	Give Extraordinary Service. We go beyond the expected to meet our customers’ needs.
•	Appreciate the Team. We respect every individual, embrace diversity, and promote the career growth of our team members.

Strengths and core competencies

•	Seasoned Team – Executive management team with an average of more than 20 years of baking industry experience
•	Strong Brands – More than $3.3 billion at retail in total branded retail sales, including vending
•	Geographic Reach – Fresh products available to more than 85% of the U.S. population; frozen products available nationally
•	Strong Financial Position – Driven by solid cash flows

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvements in the operating results of our existing bakeries and, after detailed analysis, acquiring companies and properties that add value to the company. We believe this strategy has resulted in consistent and sustainable growth that builds value for our shareholders.

We regularly articulate our core business strategies to the investment community and internally to our team members, including long-term (five-year) goals. Compensation and bonus programs are linked to the company’s short and long-term goals. The majority of our employees participate in an annual formula-driven, performance-based cash bonus program. In addition, certain employees participate in a long-term incentive program that includes grants of various types of common stock awards. We believe these incentive programs provide both a short and long-term goal for our most senior management team and aligns their interests with those of our shareholders.

Grow Sales

This strategy encompasses specific efforts for growth through acquisitions, market expansions, product innovation, and core markets.  As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery foods that meet changing consumer needs and preferences using market research and the strength of our well-established brands. We maintain and strengthen our brands in both existing and new markets by focusing on consistent product quality, a broad and diverse product line, and exceptional customer service. We expand our geographic reach through strategic acquisitions and by expanding the market reach of our existing bakeries. We believe our growth strategy has been successful, as evidenced by our sales compound average annual growth rate of 1.1% over the last five years.

Acquisitions

Acquisitions have been an important component of our growth strategy. Since our initial public offering in 1968, we have made more than 100 acquisitions. Since 2003, we have completed 17 acquisitions that, in the aggregate, added approximately $2.1 billion in annual revenue. Our primary acquisition targets have historically been independent/regional baking companies in areas of the country where our fresh products have not had access to those markets. See Note 11, Acquisition, of Notes to Consolidated Financial Statements of this Form 10-K for more details of each of the acquisitions described below.

Canyon Bakehouse Acquisition (2018)

On December 14, 2018, the company completed the acquisition of Canyon.  Prior to acquisition, almost 90% of Canyon’s sales were distributed frozen through natural, specialty, grocery, and mass retailers around the country.  The company intends to continue distributing Canyon’s gluten-free products frozen through our Warehouse Segment and expand fresh distribution through our DSD Segment.  This results in Canyon being included in both segments for financial reporting purposes.

Core Markets

Core markets are those served by our DSD Segment for more than five years. These are markets where our brands are established. Our primary growth strategy for core markets is to increase brand relevance. We strive to develop innovative, new products for both retail and foodservice customers that will drive excitement and consumers to our brands and products. In addition, in conjunction with the independent distributors, we focus on continually building relationships with both new and potential retail and foodservice customers, which helps grow sales.

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

From 2014 through 2018, we invested $450.9 million in capital projects. We believe our annual capital investments have given us a competitive edge and we are committed to maintaining that advantage by investing in new technologies and improved processes.

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

We believe our company also invests wisely and bakes smart by:

•	Engaging in research and development to increase brand relevance, improve the quality of existing products, and improve production processes and techniques.
•	Developing and evaluating new processing techniques for both current and proposed product lines.
•

Improving the efficiency and accuracy of our shipping logistics.  We have been installing a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of fiscal 2018, we had installed this automated shipping system in the majority of our bakeries. We will continue to implement the system throughout the remainder of fiscal 2019 and intend to have it fully implemented by fiscal 2020.

Give Extraordinary Service

When it comes to our retail and foodservice partnerships, our strategy is simple: Go beyond the expected. Our bakery, sales, and national account teams forge strong business relationships built on providing the best quality products at the best price when and where our customers need them. Focusing on extraordinary service helps grow sales in both core and new markets. Also critical to this strategy within our DSD Segment is the professionalism and service provided by the independent distributors who provide daily customer service and build strong retail and foodservice relationships.

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

We employ approximately 9,200 people. Approximately 1,100 of these employees are covered by collective bargaining agreements.

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

Available in select regional markets across the country
Alpine Valley Breads, Canyon Bakehouse	Nationally, in select markets
Barowskyʼs Organics	New England
Mrs. Freshleyʼs	Nationally, in select markets
Mi Casa	Nationally, in select markets

Brand Highlights

•

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., and its compound annual growth rate in retail sales since 2000 has been 8.0%. The Nature’s Own sales, at retail, surpassed $1.0 billion during fiscal 2018.

•

Nature’s Own Honey Wheat is the number one selling fresh packaged bread Universal Product Code (“UPC”) in the U.S. Nature’s Own had two of the top three UPC’s in the Fresh Packaged Bread category during fiscal 2018 (source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/30/18).

•

Dave’s Killer Bread is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top selling organic brand in four different segments (Loaf, Bagels, Breakfast Bread, and English Muffins). Dave’s Killer Bread is the fastest growing brand in the Fresh Packaged Breads category (based on dollar sales change vs PY) (source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/30/18).

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

The table below presents our sales by product mix for fiscal 2018 on a consolidated basis (internal sales data warehouse – “SDW”, amounts may not compute due to rounding):

The table below presents our sales by channel for fiscal 2018 on a consolidated basis (internal sales data warehouse – “SDW”, amounts not compute due to rounding):

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

Customers

Our top 10 customers in fiscal 2018 accounted for 50.3% of sales. During fiscal 2018, our largest customer, Walmart/Sam’s Club, represented 20.3% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10.0% or more of our sales during fiscal years 2018, 2017 and 2016.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 286 such stores, and reported sales of $71.4 million during fiscal 2018 from these outlets.

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

Distribution

Distributing fresh bakery foods through a DSD model that involves aggregating order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. The independent distributors are responsible for ordering products, stocking shelves, maintaining special displays, and developing and maintaining good customer relations to ensure adequate inventory and removing unsold goods.

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

Our DSD model is comprised of three types of territories.  Independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets. Company-owned and operated territories with the distribution rights that are classified as available for sale and company owned and operated territories with the distribution rights that are classified as held and used.  The table below presents the approximate number of territories used by the company on December 29, 2018:

Type of territory	Number of territories
Independent distributor distribution rights	5,881
Company owned classified as available for sale	140
Company owned classified as held and used	90
Total territories	6,111

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

Year	Fees collected
Fiscal 2018	$7,399
Fiscal 2017	$6,965
Fiscal 2016	$6,544

In addition to hand-held computers, we maintain an information technology (“IT”) platform that allows us to track sales, product returns, and profitability by selling location, bakery, day, and other criteria. The system provides us with daily, on-line access to sales and gross margin reports, allowing us to make prompt operational adjustments when appropriate. It also permits us to better forecast sales and improve independent distributors’ in-store product ordering by customer. This IT platform is integral to our hand-held computers.

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

Year	PBS sales
Fiscal 2018	$1,729,429
Fiscal 2017	$1,390,974
Fiscal 2016	$1,273,660

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

Raw Materials

Our primary baking ingredients are flour, sweeteners, shortening, yeast and water. We also use paper products, such as corrugated cardboard, films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.  In addition, we are dependent on natural gas or propane as fuel for firing our ovens.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $36 billion at retail. This category is intensely competitive and has experienced significant change in the last several years. From a national standpoint, Flowers Foods is currently the second largest company in the U.S. fresh baking industry based on market share as presented in the following chart (amounts may not compute due to rounding):

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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. In general, the store brand share of retail fresh packaged bread in the U.S. accounts for approximately 24% of the dollar sales and approximately 36% of unit sales and has steadily declined over the past five years.

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

•	Finance Committee Charter
•	Audit Committee Charter
•	Nominating/Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Flowers Foods Employee Code of Conduct
•	Code of Business Conduct and Ethics
•	Disclosure Policy
•	Stock Ownership Guidelines
•	Corporate Governance Guidelines
•	Stock Ownership Guidelines for Outside Directors
•	Flowers Foods Supplier Code of Conduct (This document is on our website on the path beginning with “Investors” > “Corporate Governance” > “Governance Documents” at the bottom of the page)
Item 1A.	Risk Factors

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

Raw materials, such as flour, sweeteners, shortening, yeast, and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 50.3% of sales during fiscal 2018. Our largest customer, Walmart/Sam’s Club, accounted for 20.3% of sales during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers, including concerns of consumers regarding health and wellness, obesity, product attributes, ingredients, and packaging. Introduction of new products and product extensions requires significant development and marketing investment. If we fail to anticipate, identify, or react to changes in consumer preferences, or if we fail to introduce new and improved products on a timely basis, we could experience reduced demand for our products, which could cause our sales, profitability, and our operating results to suffer.

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

Acquisitions, including future acquisitions and the recently completed acquisition of Canyon, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

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

The company has noncontributory defined benefit pension plans covering certain employees maintained under the Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets. During fiscal 2018, the company adopted a de-risking investment strategy for its pension assets in Plan No. 1.  The assets in Plan No. 1 are primarily invested in fixed-income assets designed to match the duration of the plan’s future benefit obligations to manage better the company’s pension liability and reduce funded status volatility.  Plan No. 1 is on a path to terminate.  The termination path for Plan No. 1 results in a short-term conservative investment outlook while Plan No. 2 is still managed as a long-term asset.  Upon completion of the process of the termination of Plan No. 1, we may be required to make significant cash contributions to fund that plan’s unfunded vested benefit, which could adversely affect our financial condition, liquidity or results of operations.

If the financial markets do not provide the long-term returns that are expected, the likelihood of the company’s being required to make larger contributions will increase, which could impact our liquidity. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of larger required contributions increases. Adverse developments in any of these areas could adversely affect our financial condition, liquidity or results of operations.

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

Allen L. Shiver Age 63 President and Chief Executive Officer

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

R. Steve Kinsey Age 58 Chief Financial Officer and Chief Administrative Officer

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

A.Ryals McMullian Age 49 Chief Operating Officer

Mr. McMullian was named chief operating officer in July 2018.  Mr. McMullian served as chief strategy officer from May 2017 to July 2018. Mr. McMullian served as vice president of mergers and acquisitions and deputy general counsel from 2015 until 2017. Mr. McMullian served as vice president and associate general counsel from 2011 until 2015 and as associate general counsel from 2003, when he joined the company, until 2011.

Bradley K. Alexander Age 60 President Fresh Packaged Bread Business Unit

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

Stephen R. Avera Age 62 Chief Legal Counsel

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

D. Keith Wheeler Age 55 Chief Sales Officer

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

Robert L. Benton, Jr. Age 61 Chief Supply Chain Officer

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

Name, Age and Office	Business Experience

Karyl H. Lauder Age 62 Senior Vice President and Chief Accounting Officer

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

Debo Mukherjee Age 51 Chief Marketing Officer

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

David M. Roach Age 49 President, Snacking/Specialty Business Unit

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

Tonja Taylor Age 59 Chief Human Resources Officer

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

The company currently operates 47 bakeries, of which 45 are owned and two are leased. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2018, DSD Segment facilities, taken as a whole, operated moderately above capacity and Warehouse Segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment
State	City	State	City
Alabama	Birmingham	Louisiana	Lafayette
Alabama	Opelika	Louisiana	New Orleans
Alabama	Tuscaloosa	Maine	Lewiston (2 locations)
Arizona	Phoenix	Nevada	Henderson
Arizona	Tolleson	North Carolina	Goldsboro
Arkansas	Batesville	North Carolina	Jamestown
California	Modesto (Leased)	North Carolina	Newton
Colorado	Johnstown	Oregon	Milwaukie
Florida	Bradenton	Pennsylvania	Oxford
Florida	Jacksonville	Pennsylvania	Philadelphia (Leased)
Florida	Lakeland	Tennessee	Knoxville
Florida	Miami	Texas	Denton
Georgia	Atlanta	Texas	El Paso
Georgia	Savannah	Texas	Houston (2 locations)
Georgia	Thomasville	Texas	San Antonio
Georgia	Villa Rica	Texas	Tyler
Kansas	Lenexa	Virginia	Lynchburg
Kentucky	Bardstown	Virginia	Norfolk
Louisiana	Baton Rouge

Warehouse Segment
State	City	State	City
Alabama	Montgomery	Georgia	Tucker
Arizona	Mesa	Kentucky	London
Arkansas	Texarkana	Tennessee	Cleveland
Georgia	Suwanee	Tennessee	Crossville

In Thomasville, Georgia, the company leases properties that house shared services functions and our information technology group and owns several properties for our corporate offices.

Item 3.	Legal Proceedings

For a description of all material pending legal proceedings, See Note 24, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the company’s common stock are quoted on the New York Stock Exchange (the “NYSE”) under the symbol “FLO.”

Holders

As of February 14, 2019, there were approximately 3,438 holders of record of the company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 29, 2018 (amounts in thousands, except per share data).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	6,167,422
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	6,167,422

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Purchases of Equity Securities by the Issuer

The company did not purchase any shares of its common stock during the fourth quarter of fiscal 2018.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 28, 2013 through December 29, 2018, the last day of our 2018 fiscal year.

	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018
FLOWERS FOODS INC	100.00	91.94	105.89	102.22	102.45	100.51
S&P 500 INDEX	100.00	114.11	115.71	129.55	157.84	149.63
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	112.20	131.68	143.71	145.65	118.05
S&P MIDCAP 400 INDEX	100.00	110.22	107.91	130.29	151.45	133.30

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 28, 2013. Flowers Foods’ share price is also indexed to $100 at December 29, 2018. These prices have been adjusted for stock splits.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2018, 2017, 2016, 2015, and 2014 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K (amounts in thousands, except per share data).

	For Fiscal Year
	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks
Statement of Income Data:
Sales	$3,951,852	$3,920,733	$3,926,885	$3,778,505	$3,748,973
Net income	$157,160	$150,120	$163,776	$189,191	$175,739
Net income attributable to Flowers Foods, Inc. common shareholders per basic share	$0.74	$0.72	$0.79	$0.90	$0.84
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.74	$0.71	$0.78	$0.89	$0.82
Cash dividends per common share	$0.7100	$0.6700	$0.6250	$0.5675	$0.4850
Balance Sheet Data:
Total assets	$2,845,537	$2,659,724	$2,761,068	$2,844,051	$2,408,974
Long-term debt and capital lease obligations	$990,640	$820,141	$946,667	$930,022	$724,459

Notes to the Selected Financial Data table for additional context

1.	Fiscal 2018 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2018	Footnote
Loss (recovery) on inferior ingredients	$—	$3,884	$(1,891)	$1,219	$3,212	Note 5
Restructuring and related impairment charges	$1,259	$801	$497	$7,210	$9,767	Note 6
Multi-employer pension plan withdrawal costs	$2,322	$—	$—	$—	$2,322	Note 22
Pension plan settlement loss	$4,668	$1,035	$930	$1,148	$7,781	Note 22
Impairment of assets	$2,483	$—	$—	$3,516	$5,999	Note 2,13

The company purchased Canyon on December 14, 2018.  See Note 11, Acquisition, for more detailed disclosures for the acquisition.  Its results of operations for the period from December 14, 2018 through December 29, 2018 has been excluded due to immateriality and will be reported in the first quarter of fiscal 2019.

2.	Fiscal 2017 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2017	Footnote
Gain on divestiture	$(28,875)	$—	$—	$—	$(28,875)	Note 7
Restructuring and related impairment charges	$—	$—	$100,549	$3,581	$104,130	Note 6
Multi-employer pension plan withdrawal costs	$—	$—	$18,268	$—	$18,268	Note 22
Pension plan settlement loss	$—	$—	$3,030	$1,619	$4,649	Note 22
Income tax benefit resulting from tax reform	$—	$—	$—	$(48,160)	$(48,160)	Note 23

3.

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

4.	Fiscal 2015 includes the results of DKB and Alpine as of and from the date of each acquisition.
5.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions were made for all periods presented in the fiscal 2014 Form 10-K.

6.	Fiscal 2014 includes the impact of a $15.4 million pension plan settlement loss.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MATTERS AFFECTING COMPARABILITY

Detailed below are matters affecting comparability as well as other significant events that will provide additional context while reading this discussion:

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Footnote
	52 weeks	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$9,723	$37,306	$6,324	Note 6
Gain on divestiture	—	(28,875)	—	Note 7
Restructuring and related impairment charges	9,767	104,130	—	Note 6
Impairment of assets	5,999	—	24,877	Note 2, 13
Loss on inferior ingredients	3,212	—	—	Note 5
Pension plan settlement loss	7,781	4,649	6,646	Note 22
Multi-employer pension plan withdrawal costs	2,322	18,268	—	Note 22
Acquisition-related costs	4,476	—	—	Note 11
Legal settlements and related tax liabilities	21,452	5,978	10,500	Note 24
Lease termination costs	—	565	—
Loss on extinguishment of debt	—	—	1,900	Note 15
	$64,732	$142,021	$50,247

In fiscal 2017, we recognized an income tax benefit of $48.2 million related to the estimated benefit of the Tax Cuts and Jobs Act of 2017 (the “Act”).  In fiscal 2018, we recognized an additional benefit of $5.6 million as an adjustment to the fiscal 2017 amount.  These tax benefits partially offset the net expense amount of the pre-tax items in each respective fiscal year detailed above.

Project Centennial consulting costs.  During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in Item 1., Business, of this Form 10-K.  Consulting costs associated with the project were $9.7 million, $37.3 million and $6.3 million in fiscal 2018, 2017 and 2016, respectively.  These costs are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

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

Restructuring and related impairment charges associated with Project Centennial.  The following table details charges recorded by segment in fiscal 2018 and 2017 (amounts in thousands):

	Fiscal 2018
	DSD	Warehouse	Unallocated
	Segment	Segment	Corporate	Total
	(Amounts in thousands)
Employee termination benefits and other cash charges	$3,833	$89	$252	$4,174
Impairment of assets	4,288	1,305	—	5,593
	$8,121	$1,394	$252	$9,767

	Fiscal 2017
	DSD	Warehouse	Unallocated
	Segment	Segment	Corporate	Total
	(Amounts in thousands)
Employee termination benefits and other cash charges	$24,914	$5,633	$3,982	$34,529
Property, plant and equipment impairments	—	3,354	—	3,354
Trademark impairments	55,112	11,135	—	66,247
	$80,026	$20,122	$3,982	$104,130

In fiscal 2018, employee termination benefits and other cash charges were primarily for severance related to the plant closure and relocation costs associated with the company reorganization which was completed in fiscal 2018, net of an adjustment of $0.6 million to the VSIP charge recognized in fiscal 2017.  On November 7, 2018, the company announced the closure of a DSD Segment manufacturing facility in Brattleboro, Vermont as part of the supply chain optimization initiative under Project Centennial.  The facility ceased operating at the end of fiscal 2018 and resulted in severance charges discussed above, as well as property, plant and equipment impairments of $2.7 million.  Additionally, we completed a product rationalization project in fiscal 2018 which resulted in the write-off of certain ingredient, packaging and advertising displays for discontinued items, and decided to sell a closed manufacturing facility acquired as part of the Acquired Hostess Bread Assets in fiscal 2013 and to close two manufacturing lines in other facilities resulting in asset impairments.

Employee termination benefits and other cash charges recorded in fiscal 2017 included the VSIP, severance related to other reorganizational initiatives, severance related to the plant closure, and relocation costs due to the ongoing company reorganization.  The VSIP was made available to certain employees who met the VSIP’s age, length-of-service, and business function criteria.  Approximately 325 employees elected to participate in the VSIP, and they accrued enhanced separation benefits totaling $29.7 million.  We paid $4.6 million of these benefits in fiscal 2017 and $24.2 million in fiscal 2018.  Other reorganizational initiatives we completed during the fourth quarter of fiscal 2017 resulted in severance charges of $2.0 million.  Additionally, on August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina as part of its supply chain optimization initiative under Project Centennial.  The facility closed in November of fiscal 2017 and a portion of the production was transitioned to other facilities.  Closure costs included the recognition of impairments related to property, plant and equipment of $3.4 million and severance costs of $1.0 million.  We incurred reorganization costs, primarily relocation costs, of $1.9 million during fiscal 2017.  We substantially completed the brand rationalization study in the third quarter of fiscal 2017, which resulted in $66.2 million of impairment charges for certain trademarks that we either no longer intend to use or plan to use on a more limited basis.

Impairment of assets.  In fiscal 2018, we impaired a $2.5 million non-IDP notes receivable because the counterparty defaulted on the note, and we recognized a $3.5 million property, plant and equipment impairment for a construction in process asset that was ultimately not placed into service.  In fiscal 2016, we recorded $15.0 million of asset impairment charges for certain trademarks of our DSD Segment, primarily resulting from a brand rationalization study we began in fiscal 2016 as part of Project Centennial.  This study was substantially completed in the third quarter of fiscal 2017.  Also in fiscal 2016, we recorded $9.9 million of impairments on certain assets held for sale of our DSD Segment, which were subsequently sold for proceeds of $7.4 million.

Loss on inferior ingredients – During fiscal 2018, we recognized $7.4 million of currently identifiable and measurable costs associated with receiving inferior yeast and whey shipments.  We received a reimbursement of $4.2 million for costs associated with receiving inferior yeast during the third quarter of fiscal 2018.  The shipments of yeast were from one supplier and reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at a number of the company’s bakeries during the second quarter of fiscal 2018.  The company also issued a voluntary recall on July 18, 2018 due to the potential of inferior whey shipments.  The costs associated with inferior whey were incurred during the third quarter of fiscal 2018.  To date in fiscal 2019, we have received reimbursement of $1.3 million from the supplier for costs associated with receiving inferior yeast.  Although we anticipate incurring additional losses, we are not currently able to estimate the amount of such loss.  We continue to seek recovery of all losses through appropriate means.

Issuance of $400.0 million of senior notes and payoff of existing term loans.  On September 28, 2016, we issued $400.0 million of ten year senior notes (the “2026 notes”) which bear interest at 3.50% per annum.  Proceeds from the 2026 notes were used to repay debt currently outstanding under our then outstanding term loan facilities and for general corporate purposes, including repayment of a portion of our accounts receivable securitization facility (“the facility”).  Debt issuance costs of $1.9 million associated with the term loan facilities were recorded as interest expense in our fiscal 2016 results of operations.

Pension plan settlement loss.  At the beginning of fiscal 2016, the company began offering retired and terminated vested pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges of $7.8 million, $4.6 million and $6.6 million for fiscal 2018, 2017 and 2016, respectively, were triggered as a result of lump sum distributions paid in each fiscal year.  Settlement charges may be triggered in fiscal 2019 depending on the level of lump sum distributions elected by eligible plan participants. On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1, effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1, 2008.  The company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments during early 2020 with the remaining balance transferred to an insurance company in the form of an annuity.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the company estimates a final non-cash settlement charge of approximately $125.0 million.

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

Legal settlements.  In fiscal 2018, 2017, and 2016, we reached agreements to settle distributor-related litigation in the aggregate amount of $18.7 million, $6.0 million, and $10.5 million, respectively, including plaintiffs’ attorney fees.  These amounts were recorded in the DSD Segment in the selling, distribution and administrative expenses line item.  Additionally, in fiscal 2018, we reached agreements to settle other non-IDP matters in the amount of $2.8 million, of which $1.7 million was recorded in the DSD Segment and $1.1 million was recorded in the Warehouse Segment, in the selling, distribution and administrative expenses line item.

Income tax benefit related to the impact of the Tax Cuts and Jobs Act of 2017.  In the fourth quarter of fiscal 2017, we recognized an income tax benefit of $48.2 million related to the estimated benefit of the Act which was enacted on December 22, 2017.  The benefit primarily resulted from the revaluation of the company’s net deferred tax liability as of a result of the decrease in the corporate tax rate. In fiscal 2018, we recognized an additional benefit of $5.6 million as an adjustment to the fiscal 2017 amount.

Canyon Bakehouse LLC acquisition.  On December 14, 2018, we completed the acquisition of Canyon, a privately held, gluten-free baking company in Johnstown, Colorado, for approximately $205.2 million total consideration.  Canyon operates one production facility in Johnstown, Colorado and the assets are included in both our DSD and Warehouse Delivery segments for financial reporting purposes. The Canyon Bakehouse brand is the fastest-growing gluten-free bread loaf brand in the U.S.  We funded the purchase price of the Canyon acquisition with cash on hand and borrowings under the facility and incurred acquisition-related expenses of $4.5 million.  Canyon’s results of operations for the period from December 14, 2018 through December 29, 2018 have been excluded from our consolidated results due to immateriality and will be reported in our first quarter of fiscal 2019.

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2018, 2017 and 2016 consisted of 52 weeks.  Fiscal 2019 will consist of 52 weeks.

Reclassification of certain prior year amounts – Due to the change in the presentation of pension cost (benefit) other than service cost as a result of new accounting guidance, as well as certain organizational changes we have implemented as of the beginning of fiscal 2018, we have reclassified prior year amounts for comparability.  Refer to Notes to Consolidated Financial Statements of this Form 10-K for additional information.  Due to the organizational changes, we have restructured our discussion of segment operations below.

EXECUTIVE OVERVIEW

We are the second largest producer and marketer of packaged bakery foods in the U.S. with fiscal 2018 sales of $4.0 billion.  We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  Our business is currently managed based on delivery method of our products and we have two segments:  DSD Segment and Warehouse Segment.  We operate 47 plants in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.  See Item 1., Business, of this Form 10-K for information regarding our segments, customers and brands, business strategies, strengths and core competencies, and competition and risks.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales in fiscal 2018 increased 0.8% as compared to fiscal 2017 due to continued sales growth for our branded organic products and positive price/mix, partially offset by volume declines for other branded products and in the non-retail channel and the impact of inferior ingredients. Sales decreased 0.2% in fiscal 2017 compared to the prior fiscal year primarily as a result of the divestiture of the mix manufacturing business in January 2017 and softness in the fresh bakery category, partially offset by significant sales growth for our branded organic products.

Net income increased 4.7% in fiscal 2018 as compared to fiscal 2017 primarily due to significantly lower restructuring and related impairment charges, MEPP costs and Project Centennial consulting costs as compared to the prior year, partially offset by the income tax benefit recognized from passage of the Act and the gain on divestiture, both recognized in the prior year.  Increased legal settlements, higher commodity prices, and the impact of inferior ingredients also impacted current year earnings, net of the benefit of the VSIP, lower employee compensation costs and decreased tax rates.  Net income decreased 8.3% in fiscal 2017 as compared to fiscal 2016 primarily due to the restructuring and related impairment charges, the MEPP costs and incremental Project Centennial consulting costs, partially offset by the income tax benefit recognized from passage of the Act, the current year gain on divestiture and the prior year asset impairment charges.

In fiscal 2018, we generated net cash flows from operations of $295.9 million, made cash payments of $200.2 million for the Canyon acquisition, and invested $99.4 million in capital expenditures.  We increased our total indebtedness by $173.3 million primarily as a result of borrowings under the facility to fund the Canyon acquisition, and extended the maturity date of the facility to September 27, 2020.  We paid $150.2 million in dividends to our shareholders in fiscal 2018.  In fiscal 2017, we generated net cash flows from operations of $297.4 million and invested $75.2 million in capital expenditures.  We reduced our total indebtedness $124.0 million and paid $141.0 million in dividends to our shareholders.

Industry Trends

The chart below details the sales change in dollars and units of the Fresh Packaged Breads category for the years 2016, 2017 and 2018:

•	We hold a 16.0 dollar share of the Fresh Packaged Breads category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for the 52 weeks ending 12/30/18)
•	We hold an 7.9 dollar share of the Commercial Cake category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for the 52 weeks ending 12/30/18)

•	The Fresh Packaged Breads category is highly competitive.
•	We anticipate our growth will be driven by our organic bread brands and the addition of gluten-free bakery items partially offset by softer demand for some of our other product offerings.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	12
Long-lived assets	—
Goodwill and other intangible assets	10
Self-insurance reserves	24
Income tax expense (benefit) and accruals	23
Postretirement plans	22
Stock-based compensation	19
Commitments and contingencies	24

Revenue Recognition.    Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Consideration payable to a customer is recognized at the time control transfers and is a reduction to revenue.   The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer.

Derivative Financial Instruments.    The company’s cost of primary raw materials is highly correlated to certain commodities markets. Raw materials, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves.  See Note 3, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the FASB’s hedge accounting guidance issued in August 2017, which the company early adopted in the first quarter of fiscal 2018.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in fiscal 2018, 2017 and 2016 are discussed above in the “Matters Affecting Comparability” section.

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

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values in excess of a minimum of $422 million in each reporting unit in fiscal 2018. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2018, 2017 or 2016.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset.  Impairment charges recorded in fiscal 2017 related to amortizable intangible assets totaled $47.7 million and are discussed above in the “Matters Affecting Comparability” section.  There were no impairment charges related to amortizable intangible assets for fiscal years 2018 or 2016.

As of December 29, 2018, the company also owns $206.6 million of trademarks acquired in acquisitions that are indefinite-lived intangible assets not subject to amortization. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.  As discussed above, during fiscal years 2017 and 2016, we recorded asset impairment charges of $18.5 million and $15.0 million, respectively, on certain indefinite-lived trademarks and determined these trademarks no longer are deemed to have an indefinite life.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As such, in December 2017, the company revalued its deferred tax assets and liabilities as a result of passage of the Act.  Additional information on the tax impacts of the Act is presented in Note 23, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

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

On January 1, 2016, the company began providing retired and terminated vested pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy.  Lump sum payments made in 2017 and 2016 triggered settlement charges as detailed in the table below (amounts in thousands).  Based on activity in 2018, primarily related to the VSIP, the company recorded settlement charges in each of the quarters of fiscal 2018.  The company recorded pension income on our qualified defined benefit plans and nonqualified plan in fiscal 2018, 2017 and 2016 as detailed in the table below (amounts in thousands).  We expect pension cost of approximately $3.0 million on our qualified defined benefit plans and nonqualified plan for fiscal 2019 excluding any potential settlement losses.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	52 weeks	52 weeks	52 weeks
Pension cost (income)	$815	$(5,320)	$(4,451)
Pension plan settlement loss	7,781	4,649	6,646
Net pension cost (income)	$8,596	$(671)	$2,195

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

On September 28, 2018, the Board approved the termination of the Flowers Foods, Inc. Retirement Plan No. 1.  Therefore, the benefit obligations as of December 31, 2018 for Plan No. 1 were valued reflecting the plan termination cost to settle the obligations.  The single effective discount rate used to derive the estimated plan termination obligation was used to develop interest cost.  This approach does not use the mechanics of the granular calculation that was used for measurements prior to September 30, 2018.   The movement away from the granular approach for Plan No. 1 is considered a more precise estimation approach given the fact that assets are expected to be distributed within the next eighteen months.

On December 31, 2017, the company adopted a de-risking investment strategy for its pension assets.  As the funded status of the plans increases, over time the targeted allocation to return seeking assets will be reduced and the targeted allocation to fixed-income assets will be increased to better manage the company’s pension liability and reduce funded status volatility.  After the Board approved the termination of Plan No. 1, the plan administrator separated the assets of Plan No. 1 and Plan No. 2 on December 31, 2018.  Based on the funded status of the plans as of December 31, 2018, the asset allocation for each of the Flowers Foods’ pension plans has been adjusted as follows:

Plan No. 1: to 90 to 100% fixed-income securities, and 0-10% short-term investments and cash.

Plan No. 2: to 0 to 80% equity securities, 20-100% fixed-income securities, and 0-10% short-term investments and cash.

For the details of our pension plan assets, see Note 22, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy.  While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.  Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses.  Based on these factors, the long-term rate of return assumption for the plans was set at 6.4% for fiscal 2018 and 5.2% (Plan No. 1) and 7.4% (Plan No. 2) for fiscal 2019.  The change in assumption from fiscal 2018 to fiscal 2019 was the result of the change in the asset allocation referenced above.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2014, the SOA published final reports on their “standard” mortality table (“RP-2014”) and mortality improvement scale (“MP-2014”).  In 2018, the SOA published a revised mortality improvement scale (“MP-2018”).  Based on an evaluation of the information released in 2018, the company updated the mortality assumptions for purposes of measuring pension benefit obligations at year-end 2018. The company will continue to use the standard mortality tables and mortality improvement scale with adjustments to the base table as applicable: 30% adjustment for Plan No. 1, based on experience within the plan, blue collar adjustment for Plan No. 2 and no adjustment for the nonqualified plan.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques.  Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans.  Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees. The total unrecognized loss and prior service cost in accumulated other comprehensive income (“AOCI”) as of December 29, 2018 for the pension plans the company sponsors was $142.9 million. Amortization of this unrecognized loss and prior service cost during fiscal 2019 is expected to be approximately $7.5 million. To the extent that this unrecognized loss and prior service cost is subsequently recognized, the loss will increase the company’s pension costs in the future.

A sensitivity analysis of fiscal 2018 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2018 pension costs	$(280)	$289	$(832)	$832
Estimated change in FY 2018 year-end benefit obligations	$(8,868)	$9,263	N/A	N/A

In fiscal 2019, the company expects to make a $2.5 million contribution to our qualified pension plans, and expects to pay $0.3 million in nonqualified pension benefits from corporate assets during fiscal 2019.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. The payouts for the TSR and ROIC shares to be issued in fiscal 2019 (on the 2017 awards) are estimated to be 153% and 75%, respectively.  See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.  No awards were granted to employees by our Board of Directors in fiscal 2018.

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

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2018 and 2017 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales
DSD Segment	$3,340,047	$3,318,563	84.5	84.6	$21,484	0.6
Warehouse Segment	611,805	602,170	15.5	15.4	9,635	1.6
Total	$3,951,852	$3,920,733	100.0	100.0	$31,119	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$1,622,362	$1,578,234	48.6	47.6	$44,128	2.8
Warehouse Segment (1)	444,466	431,239	72.6	71.6	13,227	3.1
Total	$2,066,828	$2,009,473	52.3	51.3	$57,355	2.9
Selling, distribution and administrative expenses
DSD Segment (1)	$1,341,294	$1,313,311	40.2	39.6	$27,983	2.1
Warehouse Segment (1)	105,218	104,304	17.2	17.3	914	0.9
Corporate (2)	60,744	92,400	—	—	(31,656)	(34.3)
Total	$1,507,256	$1,510,015	38.1	38.5	$(2,759)	(0.2)
Gain on divestiture
Warehouse Segment (1)	$—	$(28,875)	0.0	(4.8)	$28,875	NM
Total	$—	$(28,875)	0.0	(0.7)	$28,875	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$2,322	$18,268	0.1	0.6	$(15,946)	NM
Total	$2,322	$18,268	0.1	0.5	$(15,946)	NM
Loss on inferior ingredients
DSD Segment (1)	$1,655	$—	0.0	—	$1,655	NM
Warehouse Segment (1)	1,557	—	0.3	—	1,557	NM
Total	$3,212	$—	0.1	—	$3,212	NM
Restructuring and related impairment charges
DSD Segment (1)	$8,121	$80,026	0.2	2.4	$(71,905)	NM
Warehouse Segment (1)	1,394	20,122	0.2	3.3	(18,728)	NM
Corporate (2)	252	3,982	—	—	(3,730)	NM
Total	$9,767	$104,130	0.2	2.7	$(94,363)	NM
Impairment of assets
DSD Segment (1)	$2,483	$—	0.1	0.0	$2,483	NM
Corporate (2)	$3,516	$—	—	—	3,516	NM
Total	$5,999	$—	0.2	0.0	$5,999	NM
Depreciation and amortization
DSD Segment (1)	$122,300	$126,485	3.7	3.8	$(4,185)	(3.3)
Warehouse Segment (1)	21,524	20,642	3.5	3.4	882	4.3
Corporate (2)	300	(408)	—	—	708	NM
Total	$144,124	$146,719	3.6	3.7	$(2,595)	(1.8)
Income from operations
DSD Segment (1)	$239,510	$202,239	7.2	6.1	$37,271	18.4
Warehouse Segment (1)	37,646	54,738	6.2	9.1	(17,092)	(31.2)
Corporate (2)	(64,812)	(95,974)	—	—	31,162	32.5
Total	$212,344	$161,003	5.4	4.1	$51,341	31.9
Other components of net periodic pension and postretirement benefits credit	$(529)	$(6,558)	(0.0)	(0.2)	$6,029	NM
Pension plan settlement loss	$7,781	$4,649	0.2	0.1	$3,132	NM
Interest expense, net	$7,931	$13,619	0.2	0.3	$(5,688)	(41.8)
Income tax expense (benefit)	$40,001	$(827)	1.0	(0.0)	$40,828	NM
Net income	$157,160	$150,120	4.0	3.8	$7,040	4.7
Comprehensive income	$151,354	$148,844	3.8	3.8	$2,510	1.7

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Percentages may not add due to rounding.

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2017 and 2016 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales
DSD Segment	$3,318,563	$3,284,177	84.6	83.6	$34,386	1.0
Warehouse Segment	602,170	642,708	15.4	16.4	(40,538)	(6.3)
Total	$3,920,733	$3,926,885	100.0	100.0	$(6,152)	(0.2)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment (1)	$1,578,234	$1,570,353	47.6	47.8	$7,881	0.5
Warehouse Segment (1)	431,239	456,506	71.6	71.0	(25,267)	(5.5)
Total	$2,009,473	$2,026,859	51.3	51.6	$(17,386)	(0.9)
Selling, distribution and administrative expenses
DSD Segment (1)	$1,313,311	$1,308,956	39.6	39.9	$4,355	0.3
Warehouse Segment (1)	104,304	107,599	17.3	16.7	(3,295)	(3.1)
Corporate (2)	92,400	52,827	—	—	39,573	74.9
Total	$1,510,015	$1,469,382	38.5	37.4	$40,633	2.8
Gain on divestiture
Warehouse Segment (1)	$(28,875)	$—	(4.8)	—	$(28,875)	NM
Total	$(28,875)	$—	(0.7)	—	$(28,875)	NM
Multi-employer pension plan withdrawal costs
DSD Segment (1)	$18,268	$—	0.6	—	$18,268	NM
Total	$18,268	$—	0.5	—	$18,268	NM
Restructuring and related impairment charges
DSD Segment (1)	$80,026	$—	2.4	—	$80,026	NM
Warehouse Segment (1)	20,122	—	3.3	—	20,122	NM
Corporate (2)	3,982	—	—	—	3,982	NM
Total	$104,130	$—	2.7	—	$104,130	NM
Impairment of assets
DSD Segment (1)	$—	$24,877	0.0	0.8	$(24,877)	NM
Total	$—	$24,877	0.0	0.6	$(24,877)	NM
Depreciation and amortization
DSD Segment (1)	$126,485	$120,009	3.8	3.7	$6,476	5.4
Warehouse Segment (1)	20,642	20,138	3.4	3.1	504	2.5
Corporate (2)	(408)	722	—	—	(1,130)	NM
Total	$146,719	$140,869	3.7	3.6	$5,850	4.2
Income from operations
DSD Segment (1)	$202,239	$259,982	6.1	7.9	$(57,743)	(22.2)
Warehouse Segment (1)	54,738	58,465	9.1	9.1	(3,727)	(6.4)
Corporate (2)	(95,974)	(53,549)	—	—	(42,425)	(79.2)
Total	$161,003	$264,898	4.1	6.7	$(103,895)	(39.2)
Other components of net periodic pension and postretirement benefits credit	$(6,558)	$(5,638)	(0.2)	(0.1)	$(920)	NM
Pension plan settlement loss	$4,649	$6,646	0.1	0.2	$(1,997)	NM
Interest expense, net	$13,619	$14,353	0.3	0.4	$(734)	(5.1)
Income tax expense (benefit)	$(827)	$85,761	(0.0)	2.2	$(86,588)	(101.0)
Net income	$150,120	$163,776	3.8	4.2	$(13,656)	(8.3)
Comprehensive income	$148,844	$177,293	3.8	4.5	$(28,449)	(16.0)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Percentages may not add due to rounding.

Consolidated and Segment Results - Fiscal 2018 compared to Fiscal 2017

Sales

Consolidated

	Fiscal 2018		Fiscal 2017
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,335,831	59.1	$2,303,301	58.7	1.4
Store branded retail	597,147	15.1	582,738	14.9	2.5
Non-retail and other	1,018,874	25.8	1,034,694	26.4	(1.5)
Total	$3,951,852	100.0	$3,920,733	100.0	0.8

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	1.8
Volume	(1.0)
Total percentage change in sales	0.8

Significant sales growth for our DKB branded organic products, positive price/mix and growth in our expansion markets drove the increase in branded retail sales, partially offset by softer demand for other branded items, most significantly buns and rolls and traditional loaf breads.  Sales of DKB branded products grew due to volume and price increases as well as the introduction of DKB branded breakfast items in the second quarter of fiscal 2017.  Store branded retail sales increased primarily due to positive price/mix.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, decreased largely due to declines in price/mix and softer sales in our thrift stores, as well as the impact from inferior yeast.

DSD Segment

	Fiscal 2018		Fiscal 2017
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,188,638	65.5	$2,149,451	64.8	1.8
Store branded retail	483,001	14.5	471,199	14.2	2.5
Non-retail and other	668,408	20.0	697,913	21.0	(4.2)
Total	$3,340,047	100.0	$3,318,563	100.0	0.6

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	2.4
Volume	(1.8)
Total percentage change in sales	0.6

Branded retail sales increased due to significant sales growth for our branded organic products, growth in our expansion markets, improved price/mix and the launch of Nature’s Own Perfectly Crafted breads in the current year.  Volume declines in other branded items, most notably buns and rolls and traditional loaf breads, partially offset the increase in branded retail sales.  The increase in store branded retail sales largely resulted from improved price/mix.  Non-retail and other sales declined due to volume decreases in foodservice, partly due to inferior yeast, as well as the shift of certain foodservice business from the DSD Segment to the Warehouse Segment.  Decreased sales of products in our thrift stores also contributed to the decrease.

Warehouse Segment

	Fiscal 2018		Fiscal 2017
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$147,193	24.1	$153,850	25.6	(4.3)
Store branded retail	114,146	18.6	111,539	18.5	2.3
Non-retail and other	350,466	57.3	336,781	55.9	4.1
Total	$611,805	100.0	$602,170	100.0	1.6

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.3
Volume	1.4
Divestiture	(0.1)
Total percentage change in sales	1.6

Branded retail sales were negatively impacted by softer volume for warehouse-delivered branded organic breads and branded retail cake.  Store branded retail sales increased mainly due to the addition of a new customer in the second half of fiscal 2017.  The increase in non-retail and other sales resulted from increased foodservice volume, the shift of certain foodservice business from the DSD Segment to the Warehouse Segment and increased vending sales.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

Line item component	Fiscal 2018 % of sales	Fiscal 2017 % of sales	Change as a % of sales
Ingredients	25.3	24.7	0.6
Workforce-related costs	14.9	15.0	(0.1)
Packaging	4.3	4.3	—
Utilities	1.4	1.4	—
Other	6.4	5.9	0.5
Total	52.3	51.3	1.0

Ingredients increased as percent of sales mainly due to a significant increase in non-organic flour prices and to a lesser extent sweetener prices, somewhat offset by increases in outside purchases of product (sales with no ingredient costs) and lower prices for certain organic ingredients.  The increase in outside product purchases primarily was for DKB branded breakfast products and pita breads and is reflected in the other line item in the table above.  Production disruptions related to inferior ingredients and declines in manufacturing efficiency also contributed to the rise in production costs.

Raw materials, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings. We currently anticipate ingredient costs to be elevated in fiscal 2019 relative to fiscal 2018 primarily resulting from increases in flour prices.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

Line item component	Fiscal 2018 % of sales	Fiscal 2017 % of sales	Change as a % of sales
Workforce-related costs	15.4	17.3	(1.9)
Distributor distribution fees	14.9	13.5	1.4
Other	7.8	7.7	0.1
Total	38.1	38.5	(0.4)

During fiscal 2018, a larger portion of our sales were made through IDPs resulting in increased distributor distribution fees and decreased workforce-related costs.  Additionally, workforce reductions from the VSIP and other restructuring initiatives, lower employee fringes and reduced stock-based compensation expense (no stock awards were granted to employees in the current year) reduced workforce-related costs. As discussed in the “Matters Affecting Comparability” section above, legal settlements increased $15.5 million over the prior year and current year acquisition costs were $4.5 million, however, consulting costs associated with Project Centennial decreased $27.6 million as compared to the prior year, all of which are reflected in the other line item in the table above.  Higher transportation costs and increased investments in marketing initiatives in the current year also negatively impacted overall costs, somewhat offset by reduced legal fees.

Gain on Divestiture, MEPP Costs, Loss on Inferior Ingredients, Restructuring and Related Impairment Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent as a percent of sales year over year.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for fiscal 2018 compared to fiscal 2017:

Operating income (loss)	Favorable (Unfavorable) Percentage	Change as a % of Sales
DSD Segment	18.4	1.1
Warehouse Segment	(31.2)	(2.9)
Unallocated corporate	32.5	NA
Consolidated	31.9	1.3

NA	Not applicable as the corporate segment has no revenues.

The increase in the DSD Segment’s operating income as a percent of sales was primarily due to decreased restructuring and related impairment charges of $71.9 million and decreased MEPP costs of $15.9 million, partially offset by increased legal settlements of $14.4 million and significantly higher ingredient costs.  The Warehouse Segment’s operating income decreased as a percent of sales primarily due to the gain on divestiture of the mix manufacturing business of $28.9 million in the prior fiscal year and increased commodity and transportation costs in the current fiscal year, partially offset by decreased restructuring and related impairment charges of $18.7 million.  The favorable change in unallocated corporate expenses was primarily due to the $27.6 million decrease in consulting costs associated with Project Centennial, the $3.7 million decrease in restructuring charges, and lower employee compensation and legal costs in the current year, partially offset by $4.5 million of current year acquisition-related costs.

Other Components of Net Periodic Pension and Postretirement Benefits Credit and Pension Plan Settlement Loss

The change in other components of net periodic pension and postretirement benefits credit resulted primarily from a decrease in pension plan income as a result of the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on December 31, 2018 compared to the prior fiscal year.  Refer to the discussion in the “Matters Affecting Comparability” section above regarding pension plan settlement loss.

Net Interest Expense

Net interest expense decreased primarily due to a significant increase in interest income resulting from increases in distributor notes receivable outstanding year over year.  We anticipate net interest expense will be higher in fiscal 2019 as compared to fiscal 2018 due to the increase in borrowings at the end of fiscal 2019 to fund the Canyon acquisition.

Income Tax Expense (Benefit)

The effective tax rate for fiscal 2018 and fiscal 2017 was 20.3% and -0.6%, respectively.  The rates reflect federal tax reform effective for the company starting in the fourth quarter of 2017.  The Act reduced our current year corporate rate from 35% to 21%.  The increase in the rate from the prior year is primarily due to provisional tax benefits recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities to the lower rate under the Act. Fluctuations in the tax rate compared to the prior year are also significantly impacted by improved earnings before tax.

The company’s prior year financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined. The effective tax rate for fiscal 2017 included an estimated tax benefit of $48.2 million due to the Act. The provisional amount was adjusted in the second quarter of fiscal 2018 to reflect the actual timing differences reported on the federal tax 2017 return. The adjustment resulted in a discrete tax benefit of $5.6 million, a reduction to federal income tax payable of $16.4 million and an increase to federal deferred tax liabilities of $10.8 million.  The adjustment primarily relates to pension contributions and bonus depreciation on certain assets placed in service during fiscal 2017. Our accounting for the income tax effects of the Act is complete as of December 29, 2018.

In the current year, the most significant differences in the effective rate and the statutory rate were for adjustments to provisional taxes related to tax reform and state income taxes.  In 2017, other than the substantial benefit associated with the enactment of the tax reform, the most significant differences in the effective rate and the statutory rate were the benefit from Section 199 qualifying domestic production activities deduction and state income tax expense.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from the increase in net income and changes in the fair value of derivatives, net of changes in the pension plan as a result of the remeasurement.

Consolidated and Segment Results - Fiscal 2017 compared to Fiscal 2016

Sales

Consolidated

	Fiscal 2017		Fiscal 2016
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,303,301	58.7	$2,283,526	58.2	0.9
Store branded retail	582,738	14.9	582,280	14.8	0.1
Non-retail and other	1,034,694	26.4	1,061,079	27.0	(2.5)
Total	$3,920,733	100.0	$3,926,885	100.0	(0.2)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.6
Volume	(0.2)
Divestiture	(0.6)
Total percentage change in sales	(0.2)

The divestiture of the mix manufacturing business combined with softness in the fresh bakery category and a competitive marketplace resulted in the overall sales decline, mostly offset by significant sales growth for our DKB branded organic products.  Sales of DKB branded products grew due to volume and price increases as well as the introduction of DKB branded breakfast items in the second quarter of fiscal 2017.  Branded retail sales increased mainly due to significant growth in branded organic products, partially offset by volume declines in other branded retail products, most significantly branded cake, branded buns and rolls, and branded soft variety bread.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, decreased largely due to the impact of the mix manufacturing business divestiture as well as decreased sales for contract manufacturing and thrift stores, partially offset by increases in vending sales.

DSD Segment

	Fiscal 2017		Fiscal 2016
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,149,451	64.8	$2,114,142	64.4	1.7
Store branded retail	471,199	14.2	464,456	14.1	1.5
Non-retail and other	697,913	21.0	705,579	21.5	(1.1)
Total	$3,318,563	100.0	$3,284,177	100.0	1.0

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	1.3
Volume	(0.3)
Total percentage change in sales	1.0

Branded retail sales increased due to significant sales growth of the DKB brand since its national rollout in our DSD markets at the beginning of the second quarter of fiscal 2016 and, to a lesser extent, the introduction of DKB branded breakfast items in the second half of fiscal 2017.  Declines in other branded items, most notably buns and rolls, soft variety bread and cake, partially offset the increase in branded retail sales.  Increased sales of store branded buns and rolls mostly resulted in the increase in store branded retail sales.  Lower foodservice and thrift store sales primarily resulted in the decrease in non-retail and other sales.

Warehouse Segment

	Fiscal 2017		Fiscal 2016
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$153,850	25.6	$169,384	26.4	(9.2)
Store branded retail	111,539	18.5	117,824	18.3	(5.3)
Non-retail and other	336,781	55.9	355,500	55.3	(5.3)
Total	$602,170	100.0	$642,708	100.0	(6.3)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(3.3)
Volume	—
Divestiture	(3.0)
Total percentage change in sales	(6.3)

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

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Ingredients	24.7	24.5	0.2
Workforce-related costs	15.0	14.8	0.2
Packaging	4.3	4.4	(0.1)
Utilities	1.4	1.5	(0.1)
Other	5.9	6.4	(0.5)
Total	51.3	51.6	(0.3)

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

Raw materials, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

Line item component	Fiscal 2017 % of sales	Fiscal 2016 % of sales	Change as a % of sales
Workforce-related costs	17.3	17.6	(0.3)
Distributor distribution fees	13.5	12.7	0.8
Other	7.7	7.1	0.6
Total	38.5	37.4	1.1

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

Gain on Divestiture, MEPP Costs, Restructuring and Related Impairment Charges and Impairment of Assets

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

Income from Operations

Operating income (loss)	Favorable (Unfavorable) Percentage	Change as a % of Sales
DSD Segment	(22.2)	(1.8)
Warehouse Segment	(6.4)	—
Unallocated corporate	(79.2)	NA
Consolidated	(39.2)	(2.6)

NA	Not applicable as the corporate segment has no revenues.

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

Other Components of Net Periodic Pension and Postretirement Benefits Credit and Pension Plan Settlement Loss

The change in other components of net periodic pension and postretirement benefits credit resulted primarily from a decrease in pension plan income as a result of the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on December 31, 2017 compared to the prior fiscal year.  Refer to the discussion in the “Matters Affecting Comparability” section above regarding pension plan settlement loss.

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

Income Taxes

The effective tax rate for fiscal 2017 and fiscal 2016 was -0.6% and 34.4%, respectively.  The effective tax rate for fiscal 2017 included an estimated tax benefit of $48.2 million due to the Act, which was enacted on December 22, 2017.  The revaluation of the company’s net deferred tax liability from 35% to the newly enacted U.S. corporate income tax rate of 21% primarily resulted in the decrease in the effective rate.  Other favorable discrete items, including a net windfall on stock compensation of $1.0 million, also contributed to the lower rate.  Other than tax reform, the most significant differences in the effective rate and the statutory rate were the benefit from Section 199 qualifying domestic production activities deduction and state income tax expense.

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

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew the lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 15, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Key items impacting our liquidity, capital resources and financial position in fiscal 2018 and 2017:

Fiscal 2018:

•	We generated $295.9 million of net cash from operating activities.
•	We acquired Canyon, a gluten-free bakery, for cash payments of $200.2 million.
•	We incurred Project Centennial implementation costs, including restructuring cash charges of $4.2 million and non-restructuring consulting costs of $9.7 million.
•	We increased our total debt outstanding $173.3 million primarily as a result of borrowings under the facility to fund the Canyon acquisition.

•	We invested in our plants through capital expenditures of $99.4 million (DSD Segment of $82.8 million and Warehouse Segment of $14.9 million).
•	We paid dividends to our shareholders of $150.2 million.
•	We continued our pension de-risking strategy by offering pension plan participants who have not yet started receiving their payments, the option to receive their benefits as a single lump sum payment.

Fiscal 2017:

•	We generated $297.4 million of net cash from operating activities.
•	Divested the non-core mix manufacturing business and received proceeds of $41.2 million.
•	We incurred Project Centennial implementation costs, including restructuring cash charges of $34.5 million and non-restructuring consulting costs of $37.3 million.
•	We reduced our total debt outstanding $124.0 million.
•	We invested in our plants through capital expenditures of $75.2 million (DSD Segment of $64.3 million and Warehouse Segment of $6.9 million).
•	We paid dividends to our shareholders of $141.0 million.
•	We continued our pension de-risking strategy by offering pension plan participants who have not yet started receiving their payments, the option to receive their benefits as a single lump sum payment.

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $25.3 million at December 29, 2018, $5.1 million at December 30, 2017 and $6.4 million at December 31, 2016. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash flows provided by operating activities	$295,893	$297,389	$356,562
Cash disbursed for investing activities	(301,805)	(35,395)	(76,714)
Cash provided by (disbursed for) financing activities	26,089	(263,275)	(287,816)
Total change in cash	$20,177	$(1,281)	$(7,968)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Depreciation and amortization	$144,124	$146,719	$140,869
Gain on divestiture	—	(28,875)	—
Restructuring and related impairment charges	5,593	69,601	—
Stock-based compensation	8,148	16,093	18,761
Impairment of assets	5,999	—	24,877
Deferred income taxes	21,657	(61,306)	(14,457)
Pension and postretirement plans (benefit) expense (including settlement losses)	8,474	(897)	2,238
Other non-cash	4,165	1,776	9,890
Net non-cash adjustment to net income	$198,160	$143,111	$182,178

•

The change in depreciation and amortization from fiscal 2016 to fiscal 2017 was primarily due to accelerated depreciation of certain leasehold improvements and right to use assets, and amortization of certain trademarks that had previously been indefinite-lived intangible assets.

•

Refer to the Restructuring and related impairment charges associated with Project Centennial and the Impairment of assets discussions in the “Matters Affecting Comparability” section above regarding these items.

•	The change in stock-based compensation from fiscal 2017 to fiscal 2018 was due to no stock awards being granted to employees in fiscal 2018.
•

For fiscal 2017, deferred income taxes changed due to revaluing the net deferred tax liability due to tax reform and changes in temporary differences year over year.  For fiscal 2018 and fiscal 2016, the changes resulted from changes in temporary differences year over year.

•

Changes in pension and postretirement plan (benefit) expense were primarily due to settlement losses of $7.8 million, $4.6 million and $6.6 million in fiscal 2018, 2017 and 2016, respectively, and changes to the pension plan asset allocations as part of the de-risking strategy.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net cash for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Changes in accounts receivable, net	$(8,278)	$(11,762)	$(7,888)
Changes in inventories, net	(8,424)	(7,801)	(1,526)
Changes in hedging activities, net	2,725	(15,727)	13,592
Changes in other assets	5,120	(12,557)	(3,441)
Changes in accounts payable	60,863	10,840	(519)
Changes in other accrued liabilities	(70,733)	42,770	11,390
Qualified pension plan contributions	(40,700)	(1,605)	(1,000)
Net changes in working capital and pension contributions	$(59,427)	$4,158	$10,608

•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•	The change in other assets for fiscal 2018 and 2017 was primarily due to changes in income tax receivables and deferred gains on sales of distribution rights to IDPs.
•	The significant change in accounts payable in fiscal 2018 resulted from extending our payment terms with certain of our suppliers as well as increases in ingredient costs.
•

During fiscal 2018 and 2017, we made voluntary contributions to our defined benefit pension plans of $40.7 million and $1.6 million, respectively. In fiscal 2019, we expect to make a $2.5 million contribution to these plans and expect to pay $0.3 million in nonqualified pension benefits from corporate assets.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

•

Changes in employee compensation accruals (including restructuring-related employee termination benefits), accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  In fiscal 2018 and 2017, we paid $29.3 million and $9.0 million, respectively, of restructuring-related cash charges.  Additionally, we anticipate making payments of approximately $7.7 million, including our share of employment taxes, in performance-based cash awards under our bonus plan in the first quarter of fiscal 2019.  During fiscal 2018 and 2017, the company paid $28.1 million and $17.3 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.  An additional $0.4 million was paid during fiscal 2018 and 2017, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Purchase of property, plant, and equipment	$(99,422)	$(75,232)	$(101,727)
Repurchase of independent distributor territories	(3,128)	(6,460)	(8,871)
Principal payments from notes receivable	26,883	24,875	22,272
Cash issued for notes receivable	(28,454)	(25,566)	(8,577)
Acquisition of businesses, net of cash acquired	(200,174)	—	—
Proceeds from divestiture	—	41,230	—
Proceeds from sale of property, plant and equipment	1,913	3,935	17,667
Other	577	1,823	2,522
Net cash disbursed for investing activities	$(301,805)	$(35,395)	$(76,714)

•	Capital expenditures by segment were as follows:

Segment	Fiscal 2018	Fiscal 2017	Fiscal 2016
DSD Segment	$82,789	$64,317	$61,669
Warehouse Segment	$14,929	$6,933	$16,792

The company currently estimates capital expenditures of approximately $110.0 million to $120.0 million on a consolidated basis during fiscal 2019.

•	Cash payments for the Canyon acquisition of $200.2 million in the fourth quarter of fiscal 2018 were funded from cash on hand and borrowings under the facility.
•	We received proceeds, net of a working capital adjustment, of $41.2 million from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.
•

Proceeds from the sale of property, plant and equipment in fiscal 2016 were primarily related to the sale of certain idle plants, depots and equipment acquired in the Hostess liquidation as well as other closed plants.

Cash Flows Provided by (Disbursed for) Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for fiscal 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Dividends paid, including dividends on share-based payment awards	$(150,214)	$(140,982)	$(131,073)
Exercise of stock options	791	19,313	27,631
Payments for financing fees	(100)	(729)	(4,380)
Stock repurchases, including accelerated stock repurchases	(2,489)	(2,671)	(126,300)
Change in bank overdrafts	4,851	(14,206)	1,914
Net debt and capital lease obligation changes	173,250	(124,000)	(55,608)
Net cash provided by (disbursed for) financing activities	$26,089	$(263,275)	$(287,816)

•

Our dividend payout rate increased 6.0% from fiscal 2017 to fiscal 2018 and 7.2% from fiscal 2016 to fiscal 2017.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future, we will have additional cash needs to meet these expected dividend payouts.

•	Stock option exercises decreased due to fewer exercises in the current year compared to the prior year. As of December 29, 2018, there were no nonqualified stock options outstanding.
•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time.  In fiscal 2016, we repurchased 6.9 million shares of our common stock, of which 6.5 million were repurchased under the ASR program.  See Note 18, Stockholders’ Equity, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

•	Net debt obligations increased in fiscal 2018 primarily due to funding the Canyon acquisition, net of repayments we made during the year.

Capital Structure

Long-term debt and capital lease obligations were as follows at December 29, 2018 and December 30, 2017. For a detailed description of our debt and capital lease obligations and information regarding our credit ratings, distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 15, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 29, 2018	Maturity	December 29, 2018	December 30, 2017	Variable Rate
			(Amounts in thousands)
2026 senior notes	3.50%	2026	$395,550	$394,978	Fixed Rate
2022 senior notes	4.38%	2022	398,423	397,941	Fixed Rate
Unsecured credit facility	5.60%	2022	—	—	Variable Rate
Accounts receivable securitization	3.43%	2020	177,000	—	Variable Rate
Capital lease obligations	3.92%	2026	21,942	27,150
Other notes payable	2.10%	2020	8,621	12,167
			1,001,536	832,236
Current maturities of long-term debt and capital lease obligations			10,896	12,095
Long-term debt and capital lease obligations			$990,640	$820,141

The facility and credit facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during fiscal 2018:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	December 29, 2018	Fiscal 2018	Fiscal 2018
	(Amounts in thousands)
Facility	$1,300	$177,000	$—
Credit facility (1)	491,600	$4,900	$—
	$492,900

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 12, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K.  During fiscal 2018, the company borrowed $5.9 million in revolving borrowings under the credit facility and repaid $5.9 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 29, 2018 and December 30, 2017, the company was in compliance with all restrictive covenants under our debt agreements.

Special Purpose Entities.  At December 29, 2018 and December 30, 2017, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Aggregate Maturities of Debt.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of December 29, 2018, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2019	$10,896
2020	183,874
2021	3,886
2022	402,395
2023	2,108
2024 and thereafter	404,533
Total	$1,007,692

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 29, 2018 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2019	2020-2021	2022-2023	2024 and Beyond
Contractual Obligations:
Long-term debt	$808,750	$6,250	$2,500	$400,000	$400,000
Interest payments(1)	197,750	31,500	63,000	54,250	49,000
Capital leases	21,942	5,896	7,010	4,503	4,533
Interest on capital leases	1,666	496	692	380	98
Non-cancelable operating lease obligations(2)	489,722	65,071	111,122	81,106	232,423
Pension and postretirement contributions and payments(3)	8,607	1,891	1,679	1,429	3,608
Deferred compensation plan obligations(4)	15,996	959	1,640	2,250	11,147
Purchase obligations(5)	342,910	342,910	—	—	—
Total contractual cash obligations	$1,887,343	$454,973	$187,643	$543,918	$700,809

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$17,034	$17,034	$—	$—	$—
Truck lease guarantees	5,317	241	2,235	2,104	737
Total commitments	$22,351	$17,275	$2,235	$2,104	$737

(1)

There were no amounts outstanding under our credit facility at December 29, 2018, however, if there had been amounts outstanding, they would not be included since payments into and out of the credit facility change daily.  The facility interest rate is based on the actual rate at December 29, 2018. Interest on the senior notes and other notes payable is based on the stated rate and excludes the amortization of debt discount and debt issuance costs.

(2)

Does not include lease payments expected to be incurred in fiscal 2019 related to distributor vehicles and other short-term operating leases. These are not recorded on the Consolidated Balance Sheets but will be recorded as lease payments obligations as incurred in the Consolidated Statements of Income.

(3)

Includes the expected benefit payments for postretirement plans from fiscal 2019 through fiscal 2028. These future postretirement plan payments are not recorded on the Consolidated Balance Sheets but will be recorded as these payments are incurred in the Consolidated Statements of Income.  The company expects to contribute $2.5 million to our qualified pension plans in fiscal 2019.

(4)

These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the executive deferred compensation plan. This liability is recorded on the Consolidated Balance Sheets as either a current or long-term liability.

(5)	Represents the company’s various ingredient and packaging purchasing commitments. This item is not recorded on the Consolidated Balance Sheets.
(6)

These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 29, 2018 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheets, but $8.4 million of this total reduces the availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $0.6 million related to uncertain tax positions as of December 29, 2018. Details regarding this liability are presented in Note 23, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.   These potential commitments are excluded from the table above because they cannot be known at this time.

Total stockholders’ equity was as follows at December 29, 2018 and December 30, 2017:

	Balance at
	December 29, 2018	December 30, 2017
	(Amounts in thousands)
Total stockholders' equity	$1,258,267	$1,250,677

Stock Repurchase Plan.    The Board has approved a plan that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. At the close of the company’s fourth quarter on December 29, 2018, 6.5 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.  During fiscal 2018, 0.1 million shares of the company’s common stock were repurchased under the plan at a cost of $2.5 million and during fiscal 2017, 0.1 million shares were repurchased under the plan at a cost of $2.7 million. From the inception of the plan through December 29, 2018, 68.0 million shares, at a cost of $635.6 million, have been repurchased.  There were no repurchases of the company’s common stock during the fourth quarter of fiscal 2018.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 29, 2018, the company’s hedge portfolio contained commodity derivatives with a fair value of $(8.4) million and is based on quoted market prices.  Approximately $(7.2) million relates to instruments that will be utilized in fiscal 2019, $(1.0) million will be utilized in fiscal 2020 and the remaining $(0.2) million will be primarily utilized in fiscal 2021.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 29, 2018, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $16.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 29, 2018.

Management has excluded Canyon from its assessment of internal control over financial reporting as of December 29, 2018 because it was acquired by the company in a purchase business combination during fiscal 2018. Canyon is a wholly-owned subsidiary whose total assets excluded from management’s assessment and our audit of internal control over financial reporting represent 1.8% of the related consolidated financial statement amounts as of and for the year ended December 29, 2018.

The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I — Election of Directors”, “Directors and Corporate Governance”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our President and CEO certified to the NYSE on June 25, 2018 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2018 and Fiscal 2017 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 29, 2018 and December 30, 2017.

Consolidated Statements of Income for Fiscal 2018, Fiscal 2017, and Fiscal 2016.

Consolidated Statements of Comprehensive Income for Fiscal 2018, Fiscal 2017, and Fiscal 2016.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2018, Fiscal 2017, and Fiscal 2016.

Consolidated Statements of Cash Flows for Fiscal 2018, Fiscal 2017, and Fiscal 2016.

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

Exhibit			Name of Exhibit
No
10.4		—

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

10.08		—

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

10.09		—

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

10.12		—

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

10.13		—

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

10.14		—

Sixth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2018, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.U., Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent and committed lender, PNC Bank National Association, as facility agent and committed lender, and Coöperatieve Rabobank U.A., New York Branch (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. New York Branch), as administrative agent (Incoporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 7, 2018, File No. 1-16247).

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

10.26	+	—

Form of 2017 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.  (Incorporated by reference to Exhibit 10.28 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2017, File No. 1-16247).

10.27	+*	—	Form of 2019 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.28	+*	—	Form of 2019 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended December 29, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2019.

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

Signature	Title	Date

/s/ ALLEN L. SHIVER	President and Chief Executive Officer and Director	February 20, 2019
Allen L. Shiver

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Administrative Officer	February 20, 2019
R. Steve Kinsey

/s/ KARYL H. LAUDER	Senior Vice President and Chief Accounting Officer	February 20, 2019
Karyl H. Lauder

/s/ GEORGE E. DEESE	Chairman	February 20, 2019
George E. Deese

/s/ RHONDA O. GASS	Director	February 20, 2019
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD, IV	Director	February 20, 2019
Benjamin H. Griswold, IV

/s/ MARGARET G. LEWIS	Director	February 20, 2019
Margaret G. Lewis

/s/ AMOS R. MCMULLIAN	Director	February 20, 2019
Amos R. McMullian

/s/ DAVID V. SINGER	Director	February 20, 2019
David V. Singer

/s/ JAMES T. SPEAR	Director	February 20, 2019
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 20, 2019
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 20, 2019
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s  Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Canyon Bakehouse, LLC from its assessment of internal control over financial reporting as of December 29, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Canyon Bakehouse, LLC from our audit of internal control over financial reporting. Canyon Bakehouse, LLC is a wholly-owned subsidiary whose total assets excluded from management’s assessment and our audit of internal control over financial reporting represent 1.8% of the related consolidated financial statement amounts as of and for the year ended December 29, 2018.

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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia

February 20, 2019

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2018	December 30, 2017
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$25,306	$5,129
Accounts and notes receivable, net of allowances of $5,751 and $3,154, respectively	287,482	280,050
Inventories:
Raw materials	44,502	41,710
Packaging materials	21,868	19,638
Finished goods	56,253	49,697
	122,623	111,045
Spare parts and supplies	65,076	61,330
Other	43,237	49,637
Total current assets	543,724	507,191
Property, Plant and Equipment:
Land	94,031	90,303
Buildings	483,859	462,657
Machinery and equipment	1,186,636	1,155,485
Furniture, fixtures and transportation equipment	172,993	176,515
Construction in progress	44,204	22,019
	1,981,723	1,906,979
Less: accumulated depreciation	(1,237,876)	(1,174,953)
	743,847	732,026
Notes Receivable from Independent Distributor Partners	204,125	187,737
Assets Held for Sale	6,606	15,323
Other Assets	6,927	10,228
Goodwill	545,379	464,777
Other Intangible Assets, net	794,929	742,442
Total Assets	$2,845,537	$2,659,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$10,896	$12,095
Accounts payable	242,084	181,388
Other accrued liabilities	147,359	200,468
Total current liabilities	400,339	393,951
Long-Term Debt:
Total long-term debt and capital lease obligations	990,640	820,141
Other Liabilities:
Post-retirement/post-employment obligations	39,149	60,107
Deferred taxes	102,658	82,976
Other long-term liabilities	54,484	51,872
Total other long-term liabilities	196,291	194,955
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 17,834,378 and 18,203,381 shares, respectively	(231,648)	(235,493)
Capital in excess of par value	653,477	650,872
Retained earnings	945,410	919,658
Accumulated other comprehensive loss	(109,171)	(84,559)
Total stockholders’ equity	1,258,267	1,250,677
Total Liabilities and Stockholders’ Equity	$2,845,537	$2,659,724

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$3,951,852	$3,920,733	$3,926,885
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,066,828	2,009,473	2,026,859
Selling, distribution and administrative expenses	1,507,256	1,510,015	1,469,382
Depreciation and amortization	144,124	146,719	140,869
Restructuring and related impairment charges	9,767	104,130	—
Gain on divestiture	—	(28,875)	—
Loss on inferior ingredients	3,212	—	—
Multi-employer pension plan withdrawal costs	2,322	18,268	—
Impairment of assets	5,999	—	24,877
Income from operations	212,344	161,003	264,898
Interest expense	35,686	36,557	34,905
Interest income	(27,755)	(22,938)	(20,552)
Pension plan settlement loss	7,781	4,649	6,646
Other components of net periodic pension and postretirement benefits credit	(529)	(6,558)	(5,638)
Income before income taxes	197,161	149,293	249,537
Income tax expense (benefit)	40,001	(827)	85,761
Net income	$157,160	$150,120	$163,776
Net Income Per Common Share:
Basic:
Net income per common share	$0.74	$0.72	$0.79
Weighted average shares outstanding	211,016	209,573	208,511
Diluted:
Net income per common share	$0.74	$0.71	$0.78
Weighted average shares outstanding	211,632	210,435	210,354
Cash dividends paid per common share	$0.7100	$0.6700	$0.6250

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net income	$157,160	$150,120	$163,776
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	5,816	3,072	4,087
Net loss for the period	(19,831)	(2,637)	(4,013)
Amortization of prior service credit included in net income	130	108	108
Amortization of actuarial loss included in net income	4,022	3,603	4,206
Pension and postretirement plans, net of tax	(9,863)	4,146	4,388
Derivative instruments:
Net change in fair value of derivatives	2,978	(6,789)	5,730
Loss reclassified to net income	1,079	1,367	3,399
Derivative instruments, net of tax	4,057	(5,422)	9,129
Other comprehensive income (loss), net of tax	(5,806)	(1,276)	13,517
Comprehensive income	$151,354	$148,844	$177,293

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	(16,463,137)	$(174,635)	$1,243,082
Net income				163,776				163,776
Derivative instruments, net of tax					9,129			9,129
Pension and postretirement plans, net of tax					4,388			4,388
Stock repurchases			(1,125)			(6,892,322)	(125,175)	(126,300)
Exercise of stock options			(4,323)			2,506,255	31,954	27,631
Issuance of deferred stock awards			(1,411)			111,868	1,411	—
Amortization of share-based compensation awards			18,772					18,772
Income tax benefits related to share-based payments			675					675
Performance-contingent restricted stock awards issued (Note 19)			(4,519)			424,787	4,519	—
Issuance of deferred compensation			(114)			5,765	114	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(583)				(583)
Dividends paid — $0.6250 per common share				(130,490)				(130,490)
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	$(20,306,784)	$(261,812)	$1,210,080
Net income				150,120				150,120
Derivative instruments, net of tax					(5,422)			(5,422)
Pension and postretirement plans, net of tax					4,146			4,146
Stock repurchases						(140,135)	(2,671)	(2,671)
Exercise of stock options			(3,610)			1,773,336	22,923	19,313
Issuance of deferred stock awards			(1,789)			138,354	1,789	—
Amortization of share-based compensation awards			16,093					16,093
Performance-contingent restricted stock awards issued (Note 19)			(4,240)			328,947	4,240	—
Issuance of deferred compensation			(38)			2,901	38	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(553)				(553)
Dividends paid — $0.6700 per common share				(140,429)				(140,429)
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				157,160				157,160
Derivative instruments, net of tax					4,057			4,057
Pension and postretirement plans, net of tax					(9,863)			(9,863)
Stock repurchases						(120,147)	(2,489)	(2,489)
Exercise of stock options			(151)			72,785	942	791
Issuance of deferred stock awards			(1,206)			92,935	1,206	—
Amortization of share-based compensation awards			8,148					8,148
Performance-contingent restricted stock awards issued (Note 19)			(4,062)			313,906	4,062	—
Issuance of deferred compensation			(124)			9,524	124	—
Reclassification of stranded income tax effects to retained earnings (Note 2)				18,806	(18,806)			—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(498)				(498)
Dividends paid — $.7100 per common share				(149,716)				(149,716)
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$157,160	$150,120	$163,776
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	5,593	69,601	—
Gain on divestiture	—	(28,875)	—
Depreciation and amortization	144,124	146,719	140,869
Impairment of assets	5,999	—	24,877
Stock-based compensation	8,148	16,093	18,761
Loss reclassified from accumulated other comprehensive income to net income	1,301	2,080	5,307
Deferred income taxes	21,657	(61,306)	(14,457)
Provision for inventory obsolescence	740	1,684	1,324
Allowances for accounts receivable	6,963	4,215	3,365
Pension and postretirement plans (benefit) expense	8,474	(897)	2,238
Other	(4,839)	(6,203)	(106)
Qualified pension plan contributions	(40,700)	(1,605)	(1,000)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(8,278)	(11,762)	(7,888)
Inventories, net	(8,424)	(7,801)	(1,526)
Hedging activities, net	2,725	(15,727)	13,592
Other assets	5,120	(12,557)	(3,441)
Accounts payable	60,863	10,840	(519)
Other accrued liabilities	(70,733)	42,770	11,390
Net cash provided by operating activities	295,893	297,389	356,562
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(99,422)	(75,232)	(101,727)
Repurchase of independent distributor territories	(3,128)	(6,460)	(8,871)
Cash paid at issuance of notes receivable	(28,454)	(25,566)	(8,577)
Principal payments from notes receivable	26,883	24,875	22,272
Acquisition of businesses, net of cash acquired	(200,174)	—	—
Proceeds from sale of mix plant	—	41,230	—
Proceeds from sales of property, plant and equipment	1,913	3,935	17,667
Other investing activities	577	1,823	2,522
Net cash disbursed for investing activities	(301,805)	(35,395)	(76,714)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(150,214)	(140,982)	(131,073)
Exercise of stock options	791	19,313	27,631
Payments for debt issuance costs	(100)	(729)	(4,380)
Stock repurchases	(2,489)	(2,671)	(126,300)
Change in bank overdrafts	4,851	(14,206)	1,914
Proceeds from debt borrowings	200,900	611,900	2,090,492
Debt and capital lease obligation payments	(27,650)	(735,900)	(2,146,100)
Net cash provided by (disbursed for) financing activities	26,089	(263,275)	(287,816)
Net increase (decrease) in cash and cash equivalents	20,177	(1,281)	(7,968)
Cash and cash equivalents at beginning of period	5,129	6,410	14,378
Cash and cash equivalents at end of period	$25,306	$5,129	$6,410
Schedule of non cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$124	$38	$114
Capital and right-to-use lease obligations	$1,977	$3,337	$15,622
Issuance of notes receivable on new distribution territories, net	$45,528	$60,594	$23,352
Distributor routes sold with deferred gains, net	$8,770	$9,707	$5,213
Increase in property, plant and equipment from financing	$—	$—	$4,855
Purchase of property, plant and equipment included in accounts payable	$901	$2,991	$5,203
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,747	$34,196	$26,897
Income taxes paid, net of refunds of $40, $236 and $12,212, respectively	$13,697	$71,996	$84,108

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    The accompanying Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Flowers Foods is one of the largest producers and marketers of bakery products in the United States. The company currently consists of two business segments: direct-store-delivery (“DSD Segment”) and warehouse delivery (“Warehouse Segment”). The DSD Segment focuses on the production and marketing of bakery products throughout the East, South, Southwest, West Coast, and select markets in the Midwest, Nevada, and Colorado. The Warehouse Segment produces snack cakes, breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We are evaluating opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure establishes two business units (“BUs”), Fresh Bakery and Snacking/Specialty, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The transition to the new structure will be completed early in fiscal 2019.  Management will continue to review financial information for the DSD Segment and Warehouse Segment until the new organizational structure is fully implemented.  Based on the preliminary segment reporting analysis, we expect changes to the organization structure to have a significant impact on our segment reporting. We expect to complete our segment reporting analysis in the first quarter of fiscal 2019.  See Note 6, Restructuring Activities, for additional details about Project Centennial.

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2018, Fiscal 2017, and Fiscal 2016 consisted of 52 weeks.  Fiscal 2019 will consist of 52 weeks.

Revenue Recognition.    Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Consideration payable to a customer is recognized at the time control transfers and is a reduction to revenue.   The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in our selling, distribution, and administration expenses line item on the Consolidated Statements of Income.

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

In fiscal years 2018, 2017, and 2016, the company recorded $1.7 billion, $1.4 billion, and $1.3 billion, respectively, in sales through SBT.

SBT is utilized primarily in certain national and regional retail accounts (“SBT Outlet”). Generally, revenue is not recognized by the company upon delivery of our products by the company to the IDP or upon delivery of our products by the IDP to a SBT Outlet, but when our products are purchased by the end consumer. Product inventory in the SBT Outlet is reflected as inventory on the Consolidated Balance Sheets.

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

The company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. These costs are included in our selling, distribution, and administrative expenses line item on the Consolidated Statements of Income.

The company disaggregates revenue by sales channel for each reportable segment.  Our sales channels are branded retail, store branded retail, and non-retail and other.  The non-retail and other channel includes foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing.  The company does not disaggregate revenue by geographic region, customer type, or contract type.  All revenues are recognized at a point in time.  Sales by sales channel category in each reportable segment are as follows for fiscal years 2018, 2017, and 2016 (amounts in thousands):

	Fiscal 2018			Fiscal 2017			Fiscal 2016
	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment
Branded retail	$2,335,831	$2,188,638	$147,193	$2,303,301	$2,149,451	$153,850	$2,283,526	$2,114,142	$169,384
Store branded retail	597,147	483,001	114,146	582,738	471,199	111,539	582,280	464,456	117,824
Non-retail and other	1,018,874	668,408	350,466	1,034,694	697,913	336,781	1,061,079	705,579	355,500
Total	$3,951,852	$3,340,047	$611,805	$3,920,733	$3,318,563	$602,170	$3,926,885	$3,284,177	$642,708

Cash and Cash Equivalents.    The company considers deposits in banks, certificates of deposits, and short-term investments with original maturities of three months or less to be cash and cash equivalents.

Accounts and Notes Receivable.    Accounts and notes receivable consists of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for trade receivables, IDP notes receivable, and miscellaneous receivables. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining the past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent. Activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2018	$3,154	$6,963	$4,366	$5,751
Fiscal 2017	$1,703	$4,215	$2,764	$3,154
Fiscal 2016	$1,341	$3,365	$3,003	$1,703

The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 17.8% and 17.5%, on a consolidated basis, as of December 29, 2018 and December 30, 2017, respectively.  No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2018, 2017 and 2016 accounted for 50.3%, 48.5% and 46.8% of sales, respectively. Our largest customer, Walmart/Sam’s Club, weighted percent of sales for fiscal years 2018, 2017 and 2016 was as follows:

	Percent of Sales
	DSD Segment	Warehouse Segment	Total
Fiscal 2018	17.9%	2.4%	20.3%
Fiscal 2017	17.6%	2.4%	20.0%
Fiscal 2016	17.0%	2.6%	19.6%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories.    Inventories at December 29, 2018 and December 30, 2017 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2018	$673	$740	$1,270	$143
Fiscal 2017	$1,090	$1,684	$2,101	$673
Fiscal 2016	$238	$1,324	$472	$1,090

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2018, 2017, and 2016, shipping costs were $975.1 million, $888.1 million, and $855.1 million, respectively, including the costs paid to IDPs.

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

Assets Held for Sale.  Assets to be sold are classified as held for sale in the period all the required criteria are met.  The company generally has three types of assets classified as held for sale.  These include distribution rights, plants and depots/warehouses, and other equipment.  See Note 9, Assets Held for Sale, for these amounts by classification.

Though under no obligation to do so, the company repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business.  If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP.  In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $35.7 million and $34.7 million at December 29, 2018 and December 30, 2017, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $4.4 million during fiscal 2018, $3.3 million during fiscal 2017, and $3.1 million during fiscal 2016 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $35.4 million and $42.8 million at December 29, 2018 and December 30, 2017, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $13.4 million and $15.7 million at December 29, 2018 and December 30, 2017, respectively.

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

Depreciation expense for fiscal years 2018, 2017, and 2016 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2018	$118,232
Fiscal 2017	$119,445
Fiscal 2016	$116,367

The company had no capitalized interest during fiscal 2018, 2017, and 2016. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

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

Impairment of Long-Lived Held and Used Assets.    The company determines whether there has been an impairment of long-lived held and used assets when indicators of potential impairment are present. We consider historical performance and future estimated results in our evaluation of impairment. If facts and circumstances indicate that the cost of any long-lived held and used assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.

In fiscal 2018, we recorded asset impairment charges for long-lived held and used assets of $7.3 million.  Total impairments, and the line item to which each item is recorded in our Consolidated Statements of Income, are presented below (amounts in thousands):

Impairment of assets line item	Unallocated corporate costs	DSD Segment	Warehouse Segment	Total
Property, plant and equipment	$3,516	$—	$—	$3,516
Impairment of assets	$3,516	$—	$—	$3,516

Restructuring and related impairment charges line item	Unallocated corporate costs	DSD Segment	Warehouse Segment	Total
Plant closings	$—	$2,952	$204	$3,156
Line closings	—	—	661	661
Impairment of assets	$—	$2,952	$865	$3,817

A property, plant and equipment impairment was recognized in the fourth quarter of fiscal 2018 when a construction in process asset was not ultimately placed into service.  On November 6, 2018, the company announced the closure of a bakery in Brattleboro, Vermont.  The bakery was closed during the fourth quarter of fiscal 2018 and consisted of a $2.5 million charge to the DSD Segment for property, plant, and equipment.  An additional $0.5 million impairment charge to the DSD Segment was related to an idle plant that has been classified as held for sale. The remaining $0.2 million of plant closings relates to final charges for the Winston-Salem plant, discussed below, in the Warehouse Segment.  During the fourth quarter of fiscal 2018, the company recognized $0.7 million for closing various lines at certain Warehouse Segment plants as a result of the supply chain analysis.

In fiscal 2017, we recorded asset impairment charges of $3.4 million for the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The closure was related to Project Centennial and is recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income.  See Note 6, Restructuring Activities, for details.

In fiscal 2016, we recorded asset impairment charges totaling $9.9 million at the time certain idle assets were reclassified as held for sale.  See Note 9, Assets Held for Sale, for impairments related to assets classified as held for sale.  These impairments are recorded in the impairment of assets line item in our Consolidated Statements of Income.

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

During fiscal 2017, the company recorded impairment charges of $66.2 million for certain trademarks impacted by the brand rationalization study that was performed in conjunction with Project Centennial.  See Note 6, Restructuring Activities, for details on these impairments.  Impairments relating to restructuring charges are recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income.

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

Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future.  See Note 10, Goodwill and Other Intangible Assets, for additional disclosure.

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Goodwill is assigned to specific reporting units for purposes of the annual impairment test.  The company operates in two segments.  Our bakeries are the components within our operating segments.  The bakeries are aggregated into the two operating segments because of reciprocal baking arrangements for plants within each operating segment (i.e., these are aggregated because of similar economic characteristics). Our reportable segments (DSD Segment and Warehouse Segment) are the same as our operating segments.  The reporting unit was determined by the acquisition’s primary delivery method.  The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of a reporting unit may be below its carrying value) using a two-step method. This analysis is performed for both of our segments. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in fiscal years 2018, 2017, or 2016. See Note 10, Goodwill and Other Intangible Assets, for additional disclosure.

Derivative Financial Instruments.    The disclosure requirements for derivatives and hedging provide investors with an enhanced understanding of: (a) how and why an entity uses derivative instruments and related hedged items, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the company’s objectives and strategies for using derivative instruments and related hedged items, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments and related hedged items, and disclosures about credit-risk-related contingent features in derivative instruments and related hedged items.

The company’s objectives in using commodity derivatives are to add stability to materials, supplies, labor, and other production costs and to manage its exposure to certain commodity price movements. To accomplish this objective, the company uses commodity futures as part of its commodity risk management strategy.  The company’s commodity risk management programs include hedging price risk for wheat, soybean oil, corn, and natural gas primarily using futures contacts.  Commodity futures designated as cash flow hedges involve fixing the price on a fixed volume of a commodity on a specified date. The commodity futures are given up to third parties near maturity to price the physical goods (e.g. flour, sweetener, corn, etc.) required as part of the company’s production.

As required, the company records all derivatives on the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedged item with the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the company elects not to apply hedge accounting.

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at December 29, 2018 qualified for hedge accounting. Before the company adopted new guidance beginning with fiscal 2018, during fiscal years 2017, and 2016 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of our commodity hedges.  The company recognized $0.1 million of ineffectiveness in the selling, distribution and administrative expenses line item of our Consolidated Statements of Income during fiscal year 2016 at the settlement of a treasury lock for an interest rate hedge.  See Note 12, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2018, 2017, and 2016 there were no discontinued hedge positions.

The impact to earnings is included in our materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) line item. Changes in the fair value of the asset or liability are recorded as either a current or long-term asset or liability depending on the underlying fair value. Amounts reclassified to earnings for the commodity cash flow hedges are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. See Note 12, Derivative Financial Instruments, for additional disclosure.

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between the proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 18, Stockholders’ Equity, for additional disclosure.

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $40.5 million, $33.8 million, and $33.9 million for fiscal years 2018, 2017, and 2016, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from treasury stock. Forfeitures are recognized as they occur.  See Note 19, Stock-Based Compensation, for additional disclosure.  Stock-based compensation expense is primarily included in selling, distribution and administrative expense in the Consolidated Statements of Income.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used.  The net balance of capitalized software development costs included in plant, property and equipment was $23.5 million and $30.5 million at December 29, 2018 and December 30, 2017, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $8.0 million, $4.1 million, and $3.3 million in fiscal years 2018, 2017, and 2016, respectively.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In conjunction with tax reform, the SEC provided guidance which allows recording provisional amounts related to tax reform and subsequent adjustments during and up to a one-year measurement period, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As such, our accounting for the income tax effects of the Act is complete as of December 29, 2018. The company’s prior year financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for those specific income tax effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined. The Act is discussed further in Note 23, Income Taxes.

The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered carryback, future taxable income, and prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the company was to determine that it would be more likely than not able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such a determination was made. Likewise, should the company determine that it would not more likely than not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

The company releases the income tax effect from AOCI in the period that the underlying transaction impacts earnings.   We adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the Act from AOCI to retained earnings. We elected to reclassify the stranded income tax effects resulting from the Act of $18.8 million from AOCI to retained earnings. This reclassification consists of deferred taxes originally recorded in AOCI that exceed the newly enacted federal corporate tax rate.

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying Consolidated Statements of Income. See Note 23, Income Taxes, for additional disclosure.

The deductions column in the table below presents the amounts reduced in the deferred tax asset valuation allowance that were recorded to, and included as part of, deferred tax expense. The additions column represents amounts that increased the allowance.

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2018	$111	$—	$253	$364
Fiscal 2017	$18	$—	$93	$111
Fiscal 2016	$18	$—	$—	$18

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

Net Income Per Common Share.    Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. The performance contingent restricted stock awards do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. Fully vested shares which have a deferral period extending beyond the vesting date are included in the computation for basic net income per share.  See Note 21, Earnings Per Share, for additional disclosure.

Variable Interest Entities.    The incorporated IDPs in the DSD Segment are not voting interest entities since the company has no direct interest in each entity; however, they qualify as variable interest entities (“VIEs”). The IDPs who are formed as sole proprietorships are excluded from the VIE accounting analysis because sole proprietorships are not within scope for determination of VIE status.  The company typically finances the incorporated IDP and also enters into a contract with the incorporated IDP to supply product at a discount for distribution in the IDPs’ territory. The combination of the company’s loans to the incorporated IDP and the ongoing supply arrangements with the incorporated IDP provides a level of protection to the equity owners of the various distributorships that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs.  See Note 16, Variable Interest Entities, for additional disclosure of these VIEs.

The company also maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE. See Note 16, Variable Interest Entities, for additional disclosure of these VIEs.

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

The company determines the fair value of substantially all its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to re-measurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain, or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. See Note 22, Postretirement Plans, for additional disclosure.

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

Fair Value of Financial Instruments.    On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”).  On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten year term of the note to interest expense. In addition and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 17, Fair Value of Financial Instruments.

Research and Development Costs.  The company recorded research and development costs of $4.9 million, $2.4 million, and $3.0 million for fiscal years 2018, 2017, and 2016, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. See Note 20, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Note 3.	Recent Accounting Pronouncements

Pronouncements adopted during fiscal 2018

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was adopted on December 31, 2017, the first day of our fiscal 2018.  The company applied the guidance at adoption on the modified retrospective transition method.   This guidance was applied to all contracts not completed at the adoption date.   The adoption of this guidance did not impact our financial statements; however, updated disclosures are included in Note 1, Basis of Presentation.  Changes were made to our internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the company’s revenue disclosures changed beginning in fiscal 2018.  The new disclosures require more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections.

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

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statements.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statements will be reported separate from the service cost and outside of income from operations.   This guidance was adopted on December 31, 2017, the first day of our fiscal 2018.   The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company has elected to use the practical expedient option and presented the amounts disclosed in our prior pension and postretirement footnote for the comparative prior period for the retrospective presentation requirement.  The company did not capitalize pension cost.   The impact (including defined benefit and postretirement plans) for fiscal 2017 and fiscal 2016 is presented in the table below (amounts in thousands):

	Fiscal 2017
	As reported	Post-adoption*
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$2,009,063	$2,009,473
Selling, distribution and administrative expenses	$1,503,867	$1,510,015
Income from operations	$162,912	$161,003
Other components of net periodic pension and postretirement benefits credit	$—	$(6,558)

	Fiscal 2016
	As reported	Post-adoption*
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$2,026,367	$2,026,859
Selling, distribution and administrative expenses	$1,464,236	$1,469,382
Income from operations	$263,890	$264,898
Other components of net periodic pension and postretirement benefits credit	$—	$(5,638)

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

In February 2018, the FASB issued guidance to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Act.    We elected to early adopt this guidance as of December 31, 2017, the first day of our fiscal 2018.  The table below presents the impact of this reclassification on December 31, 2017 (amounts in thousands):

	Impacted Line Item (Dr (Cr))
	Retained Earnings	AOCI
Pension and postretirement plans	$(17,097)	$17,097
Hedged financial instruments	(1,709)	1,709
Total reclassifications of stranded income tax effects to retained earnings from AOCI	$(18,806)	$18,806

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

The company has chosen to elect the modified retrospective approach provided by the guidance and will adopt the updated standard in fiscal 2019.  We have chosen the option to not adjust prior comparative periods.  The company will recognize a cumulative-effect adjustment to the opening balance of retained earnings at the adoption date under this option.  As a result, the comparative periods presented in the financial statements in the period of adoption will be in accordance with current GAAP.

The new guidance provides several optional practical expedients in transition. We have chosen to elect the ‘package of practical expedients’, which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient. We have chosen to elect the short-term lease recognition exemption for all leases that qualify, which means we will not recognize right-of-use assets or lease liabilities for leases with original terms less than one year.

The company has a cross-functional project team focused on implementation of this new guidance. Our analysis includes a review of our current accounting policies and procedures and how these will be impacted upon adoption.  We acquired a lease accounting software to facilitate implementation, and are currently installing, configuring and testing the software. The lease data abstraction is substantially complete.  We are currently designing new processes and controls and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements.

We estimate the expected increase in the right-of-use (“ROU”) assets and liabilities on our Consolidated Balance Sheets upon adoption to be between $405.0 million and $430.0 million, respectively. We are finalizing our review of the lease portfolio and changes resulting from this review could impact the ROU assets and liabilities estimated within this range.  The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases will remain substantially unchanged.  We do not expect the impact of the standard to have a material effect on our Consolidated Statements of Income and Consolidated Statements of Cash Flows.  The company currently has significant operating leases with our fiscal 2018 lease expense totaling $90.7 million.

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  This guidance will be applied prospectively.  Companies are required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure shall be provided in the first annual reporting period and in the interim period within the first annual reporting period when the company adopts this guidance.  This change to the guidance is effective for fiscal years beginning after December 15, 2019 (the company’s fiscal 2020) and is applicable in the company’s fiscal 2020 Consolidated Financial Statements.  Early adoption is permitted after January 1, 2017.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

In August 2018, the FASB issued guidance to modify the disclosure requirements on fair value measurements.  The guidance removes, modifies, and adds certain disclosures related to Level 1, Level 2, and Level 3 assets.   The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the company’s fiscal 2020) and is applicable in the company’s fiscal 2020 Consolidated Financial Statements.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

In August 2018, the FASB issued guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the company’s fiscal 2021).  Disclosures will be removed for the amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates.  Additional disclosures include the weighted average interest crediting rate for plan with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.  This guidance shall be applied on a retrospective basis.  The company is currently evaluating when this guidance will be adopted and the impact to the disclosures in our Consolidated Financial Statements.

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

The tables below present the revisions to the applicable Consolidated Statements of Cash Flows line item to correct the errors for all periods presented (amounts in thousands):

	Fiscal 2016
Impacted Consolidated Cash Flow Statement line item	As Previously Reported	Revisions	New Guidance(1)	As Revised
Other reconciling items to net income	$(3,957)	$—	$3,851	$(106)
Other assets	$(11,107)	$7,666	$—	$(3,441)
Other accrued liabilities	$12,389	$(999)	$—	$11,390
Net cash provided by operating activities	$346,044	$6,667	$3,851	$356,562
Repurchase of independent distributor territories	$(10,350)	$1,479	$—	$(8,871)
Cash paid at issuance of notes receivable	$—	$(8,577)	$—	$(8,577)
Other investing activities	$2,091	$431	$—	$2,522
Net cash disbursed for investing activities	$(70,047)	$(6,667)	$—	$(76,714)

(1)	The table above includes the impact of adopting new share-based payment guidance discussed in Note 3, Recent Accounting Pronouncements.

Note 5.	Loss on inferior ingredients

In June 2018, the company received from a supplier several shipments of inferior yeast, which reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at several of the company’s bakeries during the second quarter. While the supplier confirmed that the inferior yeast used in the baking process was safe for consumption, customers and consumers reported instances of unsatisfactory product attributes, primarily involving smell and taste.  Costs associated with inferior yeast were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘Loss on inferior ingredients’ line item in our Consolidated Statements of Income.

In addition, the company incurred costs associated with inferior whey during the third quarter of fiscal 2018.  A voluntary recall was issued on July 18, 2018 due to the potential of tainted whey.  Costs associated with inferior whey were reclassified from material, supplies, labor and other production costs to the ‘Loss on inferior ingredients’ line item in our Consolidated Statements of Income.  These costs primarily impacted the Warehouse Segment. Although we anticipate incurring additional costs associated with inferior whey, we are not currently able to estimate the amount of such costs.

The company recovered $4.2 million in cash from the supplier of inferior yeast that has offset the direct costs in the third quarter of fiscal 2018.  During fiscal 2019, the company received an additional $1.3 million for the reimbursement of costs associated with receiving inferior yeast.  We intend to seek additional recovery of all losses through appropriate means.  The table below presents the total costs and recoveries during fiscal 2018 (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Expense recognized during fiscal 2018	$5,811	$1,557	$7,368
Recoveries recognized during fiscal 2018	(4,156)	—	(4,156)
Total loss on ingredients	$1,655	$1,557	$3,212

The currently identifiable and measurable costs reclassified during fiscal 2018 in our Consolidated Statements of Income by segment related to these production and distribution disruptions were as follows (amounts in thousands):

Fiscal 2018
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately):
DSD Segment	$951
Warehouse Segment	$1,557
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	$2,508

Selling, distribution and administrative expenses:
DSD Segment	$704
Warehouse Segment	$—
Total selling, distribution and administrative expenses	$704

Note 6.	Restructuring Activities

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

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization and continuously improve and to develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $9.7 million during fiscal 2018, $37.3 million during fiscal 2017, and $6.3 million during fiscal 2016 of these non-restructuring consulting costs.

Develop leading capabilities.  As of December 29, 2018, we report our financial results in either the DSD Segment or the Warehouse Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen our long-term strategy.  The new organizational structure established two BUs, Fresh Bakery and Snacking/Specialty, and realign key leadership roles.  The new structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 2, 2018, the company announced the creation of the Chief Operating Officer (COO) position, which continued refinements to the organizational structure.  This role will be responsible for executing the company’s strategies under Project Centennial, as well as overseeing the BUs, supply chain, sales, corporate strategy and ventures, and communications.  The company intends to transition to the new structure over the next several months with full implementation expected to be completed in the beginning of fiscal 2019.  We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $4.2 million and $1.9 million for fiscal 2018 and fiscal 2017, respectively, for relocating employees were incurred and are recorded in the restructuring and related impairment charges line item on the Consolidated Statements of Income.  The current DSD and warehouse segmentation will remain until the new structure is fully implemented.

On July 17, 2017, the company commenced the VSIP.  The VSIP was implemented as part of our effort to restructure, streamline operations, and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded an aggregate charge of $29.7 million in fiscal 2017 for the VSIP and a credit of $0.6 million during fiscal 2018.  We paid $4.6 million during fiscal 2017 and $24.2 million during fiscal 2018 related to the VSIP.  These charges consist primarily of employee severance and benefits-related costs and are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial also included a brand rationalization study to identify high-potential and established brands to focus on innovation and cash flow, respectively.  The study, which concluded in our third quarter of fiscal 2017, changed the outlook for several brands and resulted in the recognition of an impairment on certain of these finite-lived and indefinite-lived intangible trademark assets in our third quarter of fiscal 2017.  A second product rationalization study to identify specific products that would be discontinued within certain brands was completed in the fourth quarter of fiscal 2018.  The total intangible asset impairment charges, which are recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income, were $66.2 million.  During fiscal 2018 we recorded a packaging impairment charge of $1.5 million as a result of the product rationalization study.  See Note 10, Goodwill and Other Intangible Assets, for more information on these charges.  Project Centennial is expected to be completed by our fiscal 2021.

The following restructuring impairments (inclusive of property, plant and equipment, packaging, and spare parts) were recognized, by segment, during fiscal 2018 (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Plant closure costs	$3,133	$204	$3,337
Line closure costs	—	718	718
Product rationalization costs	1,155	383	1,538
Total impairment of assets	$4,288	$1,305	$5,593

On November 6, 2018, the company announced the closure of a bakery in Brattleboro, Vermont.  The bakery was closed during the fourth quarter of fiscal 2018 and consisted of a $2.5 million charge for property, plant, and equipment and a charge of $0.2 million for spare parts.  An additional $0.5 million was related to a decision to sell a plant that is classified as held for sale. During the fourth quarter of fiscal 2018, the company recognized $0.7 million for closing various equipment lines at certain plants as a result of the supply chain analysis.

On August 9, 2017, the company announced the closure of a Warehouse Segment snack cake plant in Winston-Salem, North Carolina.  The bakery closed in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits during fiscal 2017.  An additional $0.2 million was recognized during fiscal 2018 for equipment impairments.  These amounts are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

The company recognized $2.0 million in severance costs related to other reorganization initiatives during fiscal 2017.  These costs are not related to the VSIP and were made pursuant to the company’s normal severance policies.

Capitalize on product adjacencies.  This initiative will focus on growing share in underdeveloped markets.  Adjacencies are geographic and product categories that will allow us to leverage our competitive advantages.  This can be done either organically with our high-potential brands or through strategic acquisitions.  As of December 29, 2018, we cannot estimate how much this initiative will cost for restructuring.

See Note 25, Segment Reporting, for the allocation of restructuring charges to each of our segments.  The table below presents the components of costs associated with Project Centennial (amounts in thousands):

	Fiscal 2018	Fiscal 2017
Restructuring and related impairment charges:
Reorganization costs	$4,209	$1,925
VSIP	(606)	29,665
Impairment of assets	5,593	69,601
Employee termination benefits	571	2,939
Restructuring and related impairment charges (1)	9,767	104,130
Project Centennial implementation costs (2)	9,723	37,306
Total Project Centennial restructuring and implementation costs	$19,490	$141,436

(1)	Presented on our Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution, and administrative expenses line item of our Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Employee termination benefits(1)	Reorganization costs(2)	Total
Liability balance at December 31, 2016	$—	$—	$—	$—
Charges	29,665	2,939	1,925	34,529
Cash payments	(4,643)	(2,471)	(1,925)	(9,039)
Liability balance (3) at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(606)	571	4,209	4,174
Cash payments	(24,242)	(812)	(4,209)	(29,263)
Liability balance (3) at December 29, 2018	$174	$227	$—	$401

(1)	Employee termination benefits not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.
Note 7.	Divestiture

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

Cash consideration received	$41,230

Recognized amounts of identifiable assets acquired and liabilities assumed by buyer:
Property, plant, and equipment recorded as assets held for sale	3,824
Goodwill	801
Financial assets	7,730
Net derecognized amounts of identifiable assets sold	12,355
Gain on divestiture	$28,875

Note 8.	Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During fiscal years 2018, 2017, and 2016 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2018	$27,755
Fiscal 2017	$22,938
Fiscal 2016	$20,552

The notes receivable are collateralized by the IDPs’ distribution rights. Additional details are included in Note 17, Fair Value of Financial Instruments.

Note 9.	Assets Held for Sale

The company repurchases distribution rights from IDPs in circumstances when the company decides to exit a territory or, in some cases, when the IDP elects to terminate its relationship with the company. In most distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the IDP. In the event an IDP terminates its relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The IDPs may also sell their distribution rights to another person or entity. Distribution rights purchased from IDPs and operated as company-owned territories are recorded on the Consolidated Balance Sheets in the line item “Assets Held for Sale” while the company actively seeks another IDP to purchase the distribution rights for the territory.  Distribution rights held for sale and operated by the company are sold to IDPs at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

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

During fiscal 2018, the company decided to sell its Tulsa, Oklahoma plant, which was a part of the Acquired Hostess Bread Assets and never placed in service.  As a result, we recorded an impairment of $0.5 million.

During fiscal 2016, the company decided to sell additional Acquired Hostess Bread Assets not specifically reserved for future use.  As a result, we recorded an impairment of $5.3 million for these plants, depots, and equipment and completed the sale in the fourth quarter of fiscal 2016.

The table below presents the proceeds from the sale of the Acquired Hostess Bread Assets for fiscal years 2018, 2017, and 2016 (amounts in thousands):

Proceeds from sale of Acquired Hostess Bread Assets
Fiscal 2018	$667
Fiscal 2017	$6,848
Fiscal 2016	$9,079

In addition to the impairments for the Acquired Hostess Bread Assets above, during the fourth quarter of our fiscal 2016, we recognized an impairment loss of $4.6 million for the difference between the carrying value and fair value of other assets classified as held for sale.

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. Also included in assets held for sale are property, plant and equipment of the Winston-Salem, North Carolina plant.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of December 29, 2018 and December 30, 2017, respectively (amounts in thousands):

	December 29, 2018	December 30, 2017
Distribution rights	$3,188	$13,584
Acquired Hostess Bread Assets plants and depots	2,360	479
Other	1,058	1,260
Total assets held for sale	$6,606	$15,323

Note 10.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at December 29, 2018 and December 30, 2017, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 29, 2018	December 30, 2017
Goodwill	$545,379	$464,777
Amortizable intangible assets, net of amortization	588,329	535,842
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,340,308	$1,207,219

The changes in the carrying amount of goodwill, by segment, during fiscal 2017 and fiscal 2018, are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of December 31, 2016	$424,563	$41,015	$465,578
Change in goodwill related to divestiture	—	(801)	(801)
Balance as of December 30, 2017	$424,563	$40,214	$464,777
Change in goodwill related to acquisition	57,056	23,546	80,602
Balance as of December 29, 2018	$481,619	$63,760	$545,379

Changes in goodwill during fiscal 2018 relate to the Canyon Bakehouse, LLC (“Canyon”) acquisition in both segments as discussed in Note 11, Acquisition.  The changes in goodwill during fiscal 2017 were a result of the divestiture discussed in Note 7, Divestiture.   Goodwill was not impaired in fiscal years 2018, 2017, or 2016.

As of December 29, 2018 and December 30, 2017, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 29, 2018			December 30, 2017
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$413,092	$44,711	$368,381	$371,392	$34,716	$336,676
Customer relationships	318,021	99,904	218,117	281,621	84,280	197,341
Non-compete agreements	5,154	4,874	280	4,874	4,874	—
Distributor relationships	4,123	2,572	1,551	4,123	2,298	1,825
Total	$740,390	$152,061	$588,329	$662,010	$126,168	$535,842

As of December 29, 2018 and December 30, 2017, there was $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows.  They are well established brands with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Fiscal 2017 restructuring and related impairment charges

During fiscal 2017, the company recognized intangible asset impairments of $66.2 million that are recorded in the restructuring and related impairment charges line item of our Consolidated Statements of Income.  The company is currently undergoing an enterprise-wide business and operational review as discussed in Note 6, Restructuring Activities.  The review included a brand rationalization study that impacted certain trademarks’ future use.  The study was substantially completed in the third quarter of fiscal 2017.  The study concluded that our brands should be classified as either national or regional and brands that did not fit into those categories were to be discontinued.  National brands would have more marketing support than the de-emphasized remaining regional brands and in many cases would shift sales from regional brands as certain regional brand bread products are discontinued.  As a result of these actions, a triggering event occurred and we examined several trademarks for potential impairment.  One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value.  Three finite-lived trademark assets were tested using an undiscounted cash flow test.  As a result of this test, the projected cash flows for these brands did not exceed the carrying value.  The second step of the test determined the fair value of the asset and the difference between the fair value and the carrying value was recorded as an impairment.  The impairment charge also consisted of six brands that either are being discontinued or will have limited future benefits to the company.  These brands were fully impaired.  All of these impairments were attributed to regional brands.  Following the impairments, we evaluated the classification of the impaired indefinite-lived asset and determined that it should be reassigned as finite-lived with an estimated useful life of 30 years.  The table below presents the restructuring impairment charges by segment for fiscal 2017 (amounts in thousands):

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

Amortization expense

Amortization expense for fiscal years 2018, 2017, and 2016 was as follows (amounts in thousands):

Amortization expense
Fiscal 2018	$25,892
Fiscal 2017	$27,274
Fiscal 2016	$24,502

Estimated amortization of intangibles for fiscal 2019 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2019	$29,210
2020	$28,606
2021	$27,893
2022	$27,189
2023	$26,309

Note 11.	Acquisition

On December 14, 2018, the company completed the acquisition of 100% of the outstanding membership interests of Canyon, a leading gluten-free bread baker, from its members for total consideration of $205.2 million, including a $5.0 million earn-out recorded as contingent consideration.  We believe the acquisition of Canyon strengthens our position as the second-largest baker in the U.S. by giving us access to the fast-growing gluten-free bread category. The acquisition has been accounted for as a business combination and the assets have been assigned to our DSD Segment and Warehouse Segment. Canyon’s sales and results of operations were immaterial for fiscal 2018.  The total goodwill recorded for this acquisition was $80.6 million and it is deductible for tax purposes.

During fiscal 2018, the company incurred $4.5 million of acquisition-related costs for Canyon. This table is based on preliminary valuations for the assets acquired, liabilities assumed, and the allocated intangible assets and goodwill.  The acquisition-related costs were recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income. The following table summarizes the consideration paid for Canyon based on the fair value at the acquisition date (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$200,208
Working capital adjustments	299
Contingent consideration	4,700
Total consideration	$205,207
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$42,128
Identifiable intangible assets	78,380
Financial assets	4,097
Net recognized amounts of identifiable assets acquired	124,605
Goodwill	$80,602

Property, plant and equipment in the table above includes real property and machinery and equipment

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$41,700	40.0	Straight-line
Customer relationships	36,400	25.0	Sum of year digits
Noncompete agreements	280	1.7	Straight-line
	$78,380	32.9

The customer relationships are reported in the Warehouse Segment while the trademarks and noncompete assets are reported in the DSD Segment.  Goodwill was allocated to the two segments using the acquisition method approach.  Goodwill of $57.1 million and $23.5 million was allocated to the DSD Segment and Warehouse Segment, respectively.

The fair value of trade receivables was $3.6 million. The gross amount of the receivables were $3.7 million with $0.1 million determined to be uncollectible.  We did not acquire any other class of receivables as a result of the Canyon acquisition.

Acquisition pro formas

We determined that the consolidated results of operations for Canyon were immaterial in the aggregate and the pro forma financial statements are not required for fiscal 2018.  The purchase price allocation attributable to Canyon is preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

Note 12.	Derivative Financial Instruments

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

Commodity Price Risk

The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners, yeast, and shortening, along with pulp, paper, and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity used for production.

As of December 29, 2018, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$501	$—	$—	$501
Other long-term assets	—	—	—	—
Total	$501	$—	$—	$501
Liabilities:
Other current liabilities	$(7,732)	$—	$—	$(7,732)
Other long-term liabilities	(1,203)	—	—	(1,203)
Total	$(8,935)	$—	$—	$(8,935)
Net Fair Value	$(8,434)	$—	$—	$(8,434)

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 29, 2018		December 30, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$501	Other current assets	$259
Commodity contracts	Other long-term assets	—	Other long-term assets	32
Total		$501		$291

	Derivative Liabilities
	December 29, 2018		December 30, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$7,732	Other current liabilities	$10,247
Commodity contracts	Other long-term liabilities	1,203	Other long-term liabilities	639
Total		$8,935		$10,886

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2018	Fiscal 2017	Fiscal 2016
Interest rate contracts	$—	$—	$666
Commodity contracts	2,978	(6,789)	5,064
Total	$2,978	$(6,789)	$5,730

	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)			Location of (Gain) or Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2018	Fiscal 2017	Fiscal 2016	(Effective Portion)
Interest rate contracts	$107	$88	$135	Interest expense (income)
Commodity contracts	972	1,279	3,264	Production costs (1)
Total	$1,079	$1,367	$3,399

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at December 29, 2018:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(2,153)	$(15)	$(2,168)
Expiring in 2019	5,405	—	5,405
Expiring in 2020	782	—	782
Expiring in 2021	112	—	112
Expiring in 2022	6	—	6
Total	$4,152	$(15)	$4,137

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of other comprehensive income for these hedged transactions.

Derivative transactions notional amounts

As of December 29, 2018, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$122,946
Soybean oil contracts	20,372
Corn contracts	10,570
Natural gas contracts	16,996
Total	$170,884

The company’s derivative instruments contained no credit-risk-related contingent features at December 29, 2018. As of December 29, 2018, the company had $15.4 million recorded in other current assets, and on December 30, 2017, the company had $16.3 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

Note 13.	Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 29, 2018	December 30, 2017
Prepaid assets	$22,286	$22,154
Fair value of derivative instruments	501	259
Collateral to counterparties for derivative positions	15,408	16,324
Income taxes receivable	3,917	10,133
Other	1,125	767
Total	$43,237	$49,637

Other non-current assets consist of (amounts in thousands):

	December 29, 2018	December 30, 2017
Unamortized financing fees	$1,391	$1,787
Investments	3,125	3,434
Notes receivable	—	2,464
Deposits	2,257	2,342
Other	154	201
Total	$6,927	$10,228

The company impaired the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.

Note 14.	Other Accrued Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 29, 2018	December 30, 2017
Employee compensation	$19,469	$15,276
VSIP liabilities	174	25,022
Employee vacation	23,345	22,638
Employee bonus	7,931	29,369
Fair value of derivative instruments	7,732	10,247
Insurance	29,353	30,052
Bank overdraft	10,550	5,699
Accrued interest	8,152	7,711
Accrued taxes	5,661	10,943
Accrued legal costs	3,874	7,877
Accrued advertising	3,145	1,477
Accrued legal settlements	9,053	6,928
Multi-employer pension plan withdrawal costs	—	15,223
Accrued short term deferred income	5,525	4,940
Contingent acquisition consideration	4,700	—
Other	8,695	7,066
Total	$147,359	$200,468

Note 15.	Debt, Lease and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 29, 2018 and December 30, 2017:

	Interest Rate at December 29, 2018	Final Maturity	December 29, 2018	December 30, 2017
			(Amounts in thousands)
Unsecured credit facility	5.60%	2022	$—	$—
2026 notes	3.50%	2026	395,550	394,978
2022 notes	4.38%	2022	398,423	397,941
Accounts receivable securitization facility	3.43%	2020	177,000	—
Capital lease obligations	3.92%	2026	21,942	27,150
Other notes payable	2.10%	2020	8,621	12,167
			1,001,536	832,236
Current maturities of long-term debt and capital lease obligations			10,896	12,095
Long-term debt and capital lease obligations			$990,640	$820,141

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 29, 2018 and December 30, 2017, the bank overdraft balance was $10.6 million and $5.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million and $8.7 million at December 29, 2018 and December 30, 2017, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 29, 2018, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding under the facility on December 30, 2017.  As of December 29, 2018 and December 30, 2017, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $1.3 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on December 29, 2018 and December 30, 2017 and are recorded in other assets on the Consolidated Balance Sheets.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.3 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of December 29, 2018 and December 30, 2017, the company was in compliance with all restrictive covenants under the indenture governing the notes.

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

The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 29, 2018 and December 30, 2017, the company was in compliance with all restrictive covenants under the credit facility.

The company paid additional financing costs of $0.6 million in connection with the sixth amendment of the credit facility, which, in addition to the remaining balance in financing costs, is being amortized over the life of the credit facility.  The company recognized an immaterial amount as interest expense for the modification at the time of the sixth amendment.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 12, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during fiscal 2018:

Amount (thousands)
Balance as of December 30, 2017	$—
Borrowings	5,900
Payments	(5,900)
Balance as of December 29, 2018	$—

The table below presents the net amount available under the credit facility as of December 29, 2018:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during fiscal 2018:

Amount (thousands)
High balance	$4,900
Low balance	$—

Aggregate debt maturities.  Aggregate maturities of debt outstanding, including capital leases, as of December 29, 2018, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2019	$10,896
2020	183,874
2021	3,886
2022	402,395
2023	2,108
Thereafter	404,533
Total	$1,007,692

Debt issuance costs and debt discount.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 29, 2018 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2026 notes	$400,000	$4,450	$395,550
2022 notes	400,000	1,577	398,423
Other notes payable	8,750	129	8,621
Total	$808,750	$6,156	$802,594

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

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 18 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis over the terms of the leases. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 16, Variable Interest Entities, below. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows (amounts in thousands):

Capital Leases
2019	$6,392
2020	3,511
2021	4,191
2022	2,620
2023	2,263
Thereafter	4,631
Total minimum payments	23,608
Amount representing interest	1,666
Obligations under capital leases	21,942
Obligations due within one year	5,896
Long-term obligations under capital leases	$16,046

The table below presents the total future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms in excess of one year (amounts in thousands):

Operating Leases
2019	$65,071
2020	60,378
2021	50,744
2022	44,798
2023	36,308
Thereafter	232,423
Total minimum payments	$489,722

Rent expense for all operating leases was as follows (amounts in thousands):

Rent expense
Fiscal 2018	$90,660
Fiscal 2017	$95,014
Fiscal 2016	$97,357

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
The amounts outstanding at December 29, 2018 and December 30, 2017 were as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Deferral elections outstanding	$15,996	$15,732
Current portion of deferral elections	1,015	1,238
Long-term portion of deferral elections	$14,981	$14,494

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

No material guarantees or indemnifications have been entered into by the company through December 29, 2018.

Note 16.	Variable Interest Entities

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of December 29, 2018 and December 30, 2017, there was $21.9 million and $27.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated IDPs in the DSD Segment qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of December 29, 2018 and December 30, 2017, there was $154.4 million and $137.9 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Note 17.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,300 and 4,000 IDPs’ distribution rights as of December 29, 2018 and December 30, 2017, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 29, 2018 and December 30, 2017, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Distribution rights notes receivable	$230,470	$211,702
Current portion recorded in accounts and notes receivable, net	26,345	23,965
Long-term portion of distribution rights notes receivable	$204,125	$187,737

At December 29, 2018 and December 30, 2017, the company has evaluated the collectability of the distribution rights notes receivable and determined that a reserve is not necessary. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at December 29, 2018 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 15, Debt, Lease and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation.  The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,550	$379,344	2
2022 notes	$398,423	$403,852	2

For fair value disclosure information about our derivative assets and liabilities see Note 12, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 22, Postretirement Plans.

Note 18.	Stockholders’ Equity

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of December 29, 2018, 6.5 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our fiscal 2018 (amounts in thousands except shares purchased):

Fiscal 2018 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 21, 2018	120,147	$2,489
For the quarter ended July 14, 2018	—	$—
For the quarter ended October 6, 2018	—	$—
For the quarter ended December 29, 2018	—	$—
Total	120,147	$2,489

As of December 29, 2018, 68.0 million shares at a cost of $635.6 million have been purchased since the inception of this plan.

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

Dividends

During fiscal years 2018, 2017, and 2016, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 19, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2018	$149,716	$0.7100
Fiscal 2017	$140,429	$0.6700
Fiscal 2016	$130,490	$0.6250

Note 19.	Stock-Based Compensation

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

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  There were no share-based payment grants to employees during fiscal 2018.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have all been fully exercised.

The stock option activity for fiscal years 2018, 2017, and 2016 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	73	$10.87	1,846	$10.89	4,353	$10.97
Exercised	(73)	$10.87	(1,773)	$10.89	(2,507)	$11.02
Outstanding at end of year	—	$—	73	$10.87	1,846	$10.89
Exercisable at end of year	—		73		1,846

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2018, 2017, and 2016 are set forth below (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash received from option exercises	$791	$19,313	$27,631
Cash tax windfall benefit, net	$111	$4,186	$3,746
Intrinsic value of stock options exercised	$609	$14,994	$15,778

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the TSR awards:

Award	Fiscal year vested	Payout (%)
2014 award	Fiscal 2016	27
2015 award	Fiscal 2017	0
2016 award	Fiscal 2018	12.5

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2017
Shares granted	426
Assumed vesting date	3/1/2019
Fair value per share	$23.31

As of December 29, 2018, there was $0.7 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.17 years.  There were no TSR Shares granted by our Board of Directors in fiscal 2018.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the ROIC awards:

Award	Fiscal year vested	Payout (%)
2014 award	Fiscal 2016	96
2015 award	Fiscal 2017	87
2016 award	Fiscal 2018	70

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target for expense calculations at December 29, 2018 was 80% for the 2017 award. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2017
Shares granted	426
Assumed vesting date	3/1/2019
Fair value per share	$19.97

As of December 29, 2018, there was $0.5 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 0.17 years.  There were no ROIC Shares granted by our Board of Directors in fiscal 2018.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase/(decrease) shares	ROIC Modifier increase/(decrease) shares	Dividends at vesting (thousands)	Tax windfall/(shortfall)	Fair value at vesting
2016	2018	(333,112)	(114,190)	$405	$(2,130)	$6,504
2015	2017	(378,219)	(49,272)	$392	$(3,103)	$6,316
2014	2015	(248,872)	(13,637)	$441	$(3,090)	$7,173

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2018, 2017 and 2016 is set forth below (amounts in thousands, except price data):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	1,575	$22.20	1,543	$21.53	1,349	$21.26
Initial grant	—	$—	855	$21.61	801	$22.83
Vested	(314)	$21.89	(329)	$19.14	(312)	$22.02
Grant reduction for not achieving the ROIC modifier	(114)	$21.49	(49)	$19.14	(249)	$23.97
Grant reduction for not achieving the TSR modifier	(333)	$24.17	(378)	$21.21	(14)	$21.47
Forfeitures	(35)	$22.83	(67)	$21.08	(32)	$23.60
Balance at end of year	779	$21.64	1,575	$22.20	1,543	$21.53

As of December 29, 2018, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 0.17 years.

Deferred and Restricted Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  Non-employee directors received aggregate grants of 12,950 common shares for board retainer deferrals during fiscal 2018.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During fiscal 2018, non-employee directors were granted an aggregate of 65,000 shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant.

Compensation expense is recorded on deferred stock over the vesting period. During fiscal 2018, a total of 98,920 previously deferred shares were issued after the deferral period.

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

The deferred and restricted stock activity for fiscal years 2018, 2017, and 2016 is set forth below (amounts in thousands, except price data):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	87	$18.70	149	$20.39	126	$21.89
Granted	78	$19.90	87	$18.70	95	$19.30
Vested	(99)	$18.70	(149)	$20.39	(72)	$21.59
Nonvested shares at end of year	66	$19.93	87	$18.70	149	$20.39
Vested and deferred shares at end of year	198		192		331

As of December 29, 2018, there was $0.5 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.41 years. The intrinsic value of deferred stock awards that vested during fiscal 2018 was $2.0 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2018.

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

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Performance-contingent restricted stock awards	$6,504	$14,326	$16,611
Deferred stock awards	1,644	1,767	2,161
Stock appreciation rights income	—	—	(11)
Total stock-based compensation expense	$8,148	$16,093	$18,761

Note 20.	Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During fiscal years 2018, 2017, and 2016, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2018	Fiscal 2017	Fiscal 2016	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$(142)	$(142)	$(221)	Interest expense
Commodity contracts	(1,301)	(2,080)	(5,307)	Cost of sales, Note 3, below
Total before tax	$(1,443)	$(2,222)	$(5,528)	Total before tax
Tax benefit	364	855	2,129	Tax benefit
Total net of tax	$(1,079)	$(1,367)	$(3,399)	Net of tax
Pension and postretirement plans:
Prior-service credits	$(175)	$(175)	$(175)	Note 1, below
Settlement loss	(7,781)	(4,649)	(6,646)	Note 1, below
Actuarial losses	(5,380)	(5,858)	(6,840)	Note 1, below
Total before tax	$(13,336)	$(10,682)	$(13,661)	Total before tax
Tax benefit	3,368	3,899	5,260	Tax benefit
Total net of tax	$(9,968)	$(6,783)	$(8,401)	Net of tax benefit
Total reclassifications from AOCI	$(11,047)	$(8,150)	$(11,800)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 22, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal years 2018, 2017, and 2016, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2018	Fiscal 2017	Fiscal 2016
Derivative instruments:
Interest rate contracts	$—	$—	$1,083
Commodity contracts	3,984	(9,734)	8,233
Total before tax	$3,984	$(9,734)	$9,316
Tax benefit	(1,006)	2,945	(3,586)
Total net of tax	$2,978	$(6,789)	$5,730
Pension and postretirement plans:
Current year actuarial loss	$(26,528)	$(4,307)	$(6,525)
Total before tax	$(26,528)	$(4,307)	$(6,525)
Tax benefit	6,697	1,670	2,512
Total net of tax	$(19,831)	$(2,637)	$(4,013)
Total recognized in AOCI	$(16,853)	$(9,426)	$1,717

During fiscal 2018, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)
Other comprehensive gain (loss) before reclassifications	2,978	(19,831)	(16,853)
Reclassified to earnings from AOCI	1,079	9,968	11,047
Reclassified to retained earnings from AOCI	(1,709)	(17,097)	(18,806)
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)

During fiscal 2017, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2016	$(1,061)	$(82,222)	$(83,283)
Other comprehensive loss before reclassifications	(6,789)	(2,637)	(9,426)
Reclassified to earnings from AOCI	1,367	6,783	8,150
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Gross loss reclassified from AOCI into income	$1,301	$2,080	$5,307
Tax benefit	(329)	(801)	(2,043)
Net of tax	$972	$1,279	$3,264

Note 21.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2018, 2017, and 2016 (amounts in thousands, except per share data):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income	$157,160	$150,120	$163,776
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,016	209,573	208,511
Basic earnings per common share	$0.74	$0.72	$0.79
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,016	209,573	208,511
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	616	862	1,843
Diluted weighted average shares outstanding per common share	211,632	210,435	210,354
Diluted earnings per common share	$0.74	$0.71	$0.78

There were 380,015 anti-dilutive shares during fiscal 2017.  There were no anti-dilutive shares for fiscal years 2018 or 2016.

Note 22.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 29, 2018 and December 30, 2017 (amounts in thousands):

	December 29, 2018	December 30, 2017
Current benefit liability	$1,283	$935
Noncurrent benefit liability	$39,149	$60,107
Accumulated other comprehensive loss, net of tax	$105,036	$78,076

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  The company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments during early 2020 with the remaining balance transferred to an insurance company in the form of an annuity.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the company estimates a final non-cash settlement charge of approximately $125.0 million.

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  The company continues to recognize settlement accounting charges each year as a result of the ongoing lump sum payments from the plan.  Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018 and, as a result, recorded settlement charges in each quarter of fiscal 2018.  The table below presents the recognized settlement charges by quarter for fiscal years 2018, 2017, and 2016 (amounts in thousands):

Settlement loss by fiscal quarter	Fiscal 2018	Fiscal 2017	Fiscal 2016
Quarter 1	$4,668	$—	$—
Quarter 2	1,035	—	4,641
Quarter 3	930	3,030	1,832
Quarter 4	1,148	1,619	173
Total	$7,781	$4,649	$6,646

The company used a measurement date of December 31, 2018 for the defined benefit and postretirement benefit plans described below.   The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018, $30.0 million during our second quarter of fiscal 2018, and $0.1 million during our third quarter of fiscal 2018 to Plan No. 1.  A voluntary contribution of $0.6 million was made to Plan No. 2 during the third quarter of fiscal 2018.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2018 and December 31, 2017, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $3.0 million for fiscal 2019.

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Service cost	$937	$755	$830
Interest cost	12,513	12,852	13,682
Expected return on plan assets	(18,831)	(25,669)	(26,644)
Settlement loss	7,781	4,649	6,646
Amortization:
Prior service cost	387	387	387
Actuarial loss	5,811	6,355	7,294
Net periodic pension cost (income)	8,598	(671)	2,195
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	25,492	4,119	8,879
Settlement loss	(7,781)	(4,649)	(6,646)
Amortization of prior service cost	(387)	(387)	(387)
Amortization of actuarial loss	(5,811)	(6,355)	(7,294)
Total recognized in other comprehensive (loss) income	11,513	(7,272)	(5,448)
Total recognized in net periodic benefit cost and other comprehensive loss	$20,111	$(7,943)	$(3,253)

Actual return on plan assets for fiscal years 2018, 2017, and 2016 was $2.4 million, $42.1 million, and $4.7 million, respectively.

Approximately $7.5 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2019 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$393,952	$398,595
Service cost	937	755
Interest cost	12,513	12,852
Actuarial loss	9,098	20,526
Benefits paid	(23,843)	(24,408)
Settlements	(24,879)	(14,368)
Benefit obligation at end of year	$367,778	$393,952
Change in plan assets:
Fair value of plan assets at beginning of year	$340,854	$335,663
Actual return on plan assets	2,437	42,076
Employer contribution	40,971	1,891
Benefits paid	(23,843)	(24,408)
Settlements	(24,879)	(14,368)
Fair value of plan assets at end of year	$335,540	$340,854
Funded status, end of year:
Fair value of plan assets	$335,540	$340,854
Benefit obligations	(367,778)	(393,952)
Unfunded status and amount recognized at end of year	$(32,238)	$(53,098)
Amounts recognized in the balance sheet:
Current liability	(258)	(260)
Noncurrent liability	(31,980)	(52,838)
Amount recognized at end of year	$(32,238)	$(53,098)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$137,903	$126,002
Prior service cost before taxes	5,039	5,426
Amount recognized at end of year	$142,942	$131,428

Accumulated benefit obligation at end of year	$366,709	$392,057

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2018	12/31/2017	12/31/2016
Discount rate	3.41%	3.58%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2018	1/1/2017	1/1/2016
Discount rate	3.58%	4.00%	4.25%
Expected return on plan assets	5.34%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The long-term expected rate of return, net of expenses, for the defined benefit plans was 5.9% at the March 31, 2018 re-measurement.  When Plan No. 1 was re-measured as of June 30, 2018 and September 30, 2018, the expected return was changed from 5.9% to 5.2% due to re-balancing the plan asset allocation to a fixed income rather than an equity objective as part of our pension de-risking strategy.

The plan administrator has separated the assets of Plan No. 1 and Plan No. 2 and will manage the assets with different investment objectives.  Historically, these assets were collectively managed.  The termination path for Plan No. 1 results in a short term conservative investment outlook while Plan No. 2 is still managed with a long-term investment outlook.

Based on these factors the expected long-term rate of return assumption for Plan No. 1 was set at 5.2% for fiscal 2019.  The expected long-term rate of return assumption for Plan No. 2 was set at 7.4% for fiscal 2019.  The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 6.9% (net of expenses).

Plan Assets

Effective January 1, 2014, the Finance Committee (“committee”) of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established Investment Committee. The Investment Committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The Investment Committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The Investment Committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the Investment Committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2018 and December 31, 2017, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2018
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$34,118	$—	$34,118
Fixed income securities:
U.S. government bonds	—	4,581	—	4,581
U.S. government agency bonds	—	3,561	—	3,561
U.S. corporate bonds	—	166,670	—	166,670
International corporate bonds	—	53,709	—	53,709
Other types of investments measured at contract value (^):
Guaranteed insurance contracts(a)	—	—	—	10,853
Pending transactions(b)	—	—	—	59,452
Other assets and (liabilities)(b)	—	—	—	2,636
Accrued (expenses) income(b)	—	—	—	(40)
Total	$—	$262,639	$—	$335,540

	Fair value of Pension Plan Assets as of December 31, 2017
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$19,771	$—	$19,771
Equity securities:
U.S. companies	65,414	—	—	65,414
International companies	665	—	—	665
Domestic equity funds(c)	19,879	—	—	19,879
International equity funds(d)	22,178	—	—	22,178
Fixed income securities:
U.S. government bonds	—	6,538	—	6,538
U.S. government agency bonds	—	10,531	—	10,531
U.S. mortgage backed securities	—	3,004	—	3,004
U.S. corporate bonds	—	9,993	—	9,993
Other types of investments measured at net asset value (*):
Hedged equity funds(e)	—	—	—	35,054
Absolute return funds(f)	—	—	—	52,704
International equity funds(d)	—	—	—	22,878
Other types of investments measured at contract value (^):
Guaranteed insurance contracts(a)	—	—	—	10,457
Pending transactions(b)	—	—	—	62,000
Other assets and (liabilities)(b)	—	—	—	(133)
Accrued (expenses) income(b)	—	—	—	(79)
Total	$108,136	$49,837	$—	$340,854

(a)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.
(b)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.
(c)	This class includes funds with the principal strategy to invest primarily in long positions in domestic equity securities.
(d)

This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.  This asset was reclassified from a Level 2 to a Level 1 type for all periods.  This asset was incorrectly presented as a Level 2.

(e)	This class invests primarily in hedged equity funds.
(f)	This class invests primarily in absolute return strategy funds and are reported at NAV.
(*)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(^)	Certain investments, which are fully-benefit responsive investment contracts, are measured at contract value and have not been classified in the fair value hierarchy.

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2018 and December 31, 2017, and target asset allocations for fiscal year 2019 are as follows for Plan No. 1:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2019	2018	2017
Equity securities	0%	2.5	38.6
Fixed income securities	90-100%	73.7	27.1
Other diversifying strategies(1)	0%	15.0	28.8
Short term investments and cash	0-10%	8.8	5.5
Total		100.0	100.0

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

The plan asset allocation as of the measurement dates December 31, 2018 and December 31, 2017, and target asset allocations for fiscal year 2019 are as follows for Plan No. 2:

Target Allocation
Asset Category	2019
Equity securities	0-80%
Fixed income securities	20-100%
Short term investments and cash	0-10%
Total

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities at December 31, 2017 include 2,030,363 shares of the company’s common stock in the amount of $39.2 million (11.5% of total plan assets).  The plan sold all the company’s common stock during fiscal 2018.  The total proceeds were $41.0 million to the plans.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2018	$271	$40,700	$40,971
2017	$286	$1,605	$1,891
2016	$341	$1,000	$1,341

All contributions are made in cash. The required contributions made during fiscal 2018 include $0.3 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $40.7 million made to qualified plans during fiscal 2018 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution to reduce the impact of future contributions. During fiscal 2019, the company expects to make a $2.5 million contribution to our qualified pension plans and expects to pay $0.3 million in nonqualified pension benefits from corporate assets. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during fiscal years 2018, 2017 and 2016 and expected to be paid from fiscal 2019 through fiscal 2028. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets (including potential payments related to the termination of Plan No. 1 discussed above) and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2016	$40,864	*
2017	$38,776	^
2018	$48,722	+
Estimated Future Payments:
2019	$31,431
2020	$327,280
2021	$2,630
2022	$2,715
2023	$2,585
2024 – 2028	$11,135

*	Includes $15.7 million and $1.6 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.

^	Includes $14.4 million and $1.6 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
+	Includes $24.9 million and $1.5 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.

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

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Service cost	$288	$256	$401
Interest cost	234	227	309
Amortization:
Prior service credit	(212)	(212)	(212)
Actuarial gain	(431)	(497)	(454)
Total net periodic benefit income	(121)	(226)	44
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	1,036	188	(2,354)
Amortization of actuarial gain	431	497	454
Amortization of prior service credit	212	212	212
Total recognized in other comprehensive loss (income)	1,679	897	(1,688)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,558	$671	$(1,644)

Approximately $(0.3) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2019 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$7,943	$7,648
Service cost	288	256
Interest cost	234	227
Participant contributions	823	330
Actuarial loss (gain)	1,037	188
Benefits paid	(2,131)	(706)
Benefit obligation at end of year	$8,194	$7,943
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,308	376
Participant contributions	823	330
Benefits paid	(2,131)	(706)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(8,194)	(7,943)
Unfunded status and amount recognized at end of year	$(8,194)	$(7,943)
Amounts recognized in the balance sheet:
Current liability	$(1,025)	$(674)
Noncurrent liability	(7,169)	(7,269)
Amount recognized at end of year	$(8,194)	$(7,943)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial gain before taxes	$(2,379)	$(3,846)
Prior service credit before taxes	(50)	(262)
Amounts recognized in accumulated other comprehensive loss	$(2,429)	$(4,108)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2018	12/31/2017	12/31/2016
Discount rate	4.07%	3.36%	3.66%
Health care cost trend rate used to determine benefit obligations:
Initial rate	6.50%	6.00%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2025	2022	2023
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2018	1/1/2017	1/1/2016
Discount rate	3.36%	3.66%	3.83%
Health care cost trend rate used to determine net periodic cost:
Initial rate	6.00%	6.50%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2022	2023	2022

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2018, 2017, and 2016 (amounts in thousands):

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2018	Fiscal 2017	Fiscal 2016
Effect on total of service and interest cost	$(52)	$(47)	$(58)	$61	$55	$67
Effect on postretirement benefit obligation	$(467)	$(473)	$(427)	$524	$533	$480

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2016	$841
2017	$376
2018	$1,308
2019 (Expected)	$1,041

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $1.0 million expected funding for postretirement benefit plans during 2019 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.8 million, $0.3 million, and $0.3 million for fiscal years 2018, 2017, and 2016, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2018, 2017 and 2016 and expected to be paid from fiscal 2019 through fiscal 2028. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2016	$841
2017	$376
2018	$1,308
Estimated Future Payments:
2019	$1,041
2020	$867
2021	$812
2022	$732
2023	$696
2024 – 2028	$3,608

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.0 million for fiscal 2018, $2.1 million for fiscal 2017, and $2.2 million for fiscal 2016.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2018, 2017, and 2016. There are no contractually required minimum contributions to the plans as of December 29, 2018.

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “MEPP Fund”) at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the MEPP Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making payments during the first quarter of fiscal 2018.  While this is our best estimate of the ultimate cost of the withdrawal from the MEPP Fund, additional withdrawal liability may be incurred in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Consolidated Statements of Income and are in the DSD Segment.  The liability on December 30, 2017 was recorded in other accrued current liabilities on the Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid early in the second quarter of fiscal 2018.

The company’s participation in these multiemployer plans for fiscal 2018 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2018 and 2017 is for the plan’s year-end at December 31, 2018 and December 31, 2017, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2018	2017	2016	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2018	2017	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Green	Green	No	108	139	121	No	4/30/2021
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Red	Yes	159	157	156	No	8/14/2021
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	293	276	233	No	2/4/2022
BC&T International Pension Fund*	52-6118572	001	*	*	Yes	220	965	1,194	Yes	10/25/2020

*	The union employees withdrew from the fund effective November 1, 2017. The collective bargaining agreement is still in effect.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2018, 2017, and 2016, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2018	$25,523
Fiscal 2017	$28,346
Fiscal 2016	$27,057

The company acquired Canyon during fiscal 2018 and assumed sponsorship of a 401(k) savings plan.  We intend to merge this plan into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.

Note 23.	Income Taxes

On December 22, 2017, the President enacted tax reform, which was effective for the company in the fourth quarter of 2017. The Act reduced our corporate statutory rate from 35% to 21%, repealed the domestic manufacturing deduction, and expanded certain permanent differences. In conjunction with tax reform, the SEC provided guidance which allows recording provisional amounts related to tax reform and subsequent adjustments during and up to a one-year measurement period, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. Our accounting for the income tax effects of the Act is complete as of December 29, 2018. The company’s prior year financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for those specific income tax effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined.

In the fourth quarter ending December 30, 2017, a tax benefit of $48.2 million was recorded as an estimate of the impact of the Act. Due to the different federal income tax rates in effect for fiscal 2017 (35%) and fiscal 2018 (21%), the provisional amount was adjusted in the second quarter of fiscal 2018 to reflect the actual timing differences reported on the 2017 federal tax return. The adjustment resulted in a discrete tax benefit of $5.6 million, a reduction to federal income tax payable of $16.4 million and an increase to federal deferred tax liabilities of $10.8 million.  The adjustment primarily relates to pension contributions and bonus depreciation on certain assets placed in service during fiscal 2017. There were no adjustments to the provisional estimate recorded in the current quarter.

The company’s provision for income tax expense (benefit) consists of the following for fiscal years 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current Taxes:
Federal	$11,642	$53,076	$86,235
State	6,702	7,403	13,983
	18,344	60,479	100,218
Deferred Taxes:
Federal	21,762	(59,385)	(11,656)
State	(105)	(1,921)	(2,801)
	21,657	(61,306)	(14,457)
Income tax expense (benefit)	$40,001	$(827)	$85,761

Income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% for fiscal year 2018, and 35% for fiscal years 2017, and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Tax at U.S. federal income tax rate	$41,404	$52,253	$87,338
State income taxes, net of federal income tax benefit	5,213	3,564	7,266
Tax reform impact	(5,575)	(48,160)	—
Section 199 qualifying production activities benefit	—	(5,422)	(8,007)
Net share-based payments (windfalls) shortfalls*	1,639	(1,001)	—
Other	(2,680)	(2,061)	(836)
Income tax expense (benefit)	$40,001	$(827)	$85,761

*	Applied beginning in fiscal 2017 upon adoption of new guidance.

In 2018, the most significant differences in the effective rate and the statutory rate are the adjustments resulting from the Act and state income taxes. In 2017 the most significant difference was the revaluation of net deferred liabilities resulting from the Act. Absent the Act in 2017 and in 2016, the most significant differences in the effective rate and the statutory rate are state income taxes offset by the Section 199 qualifying production activities deduction.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 29, 2018	December 30, 2017
Self-insurance	$5,208	$4,972
Compensation and employee benefits	8,718	8,836
Deferred income	8,867	8,705
Loss and credit carryforwards	14,027	13,453
Equity-based compensation	4,646	6,831
Hedging	1,397	2,754
Pension and postretirement benefits	10,764	13,344
Other	9,639	9,657
Deferred tax assets valuation allowance	(364)	(111)
Deferred tax assets	62,902	68,441
Depreciation	(59,294)	(47,552)
Intangibles	(104,380)	(101,890)
Other	(1,886)	(1,975)
Deferred tax liabilities	(165,560)	(151,417)
Net deferred tax liability	$(102,658)	$(82,976)

The company has a deferred tax asset of $3.7 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $6.2 million related to state net operating loss carryforwards, and $4.1 million for credit carryforwards with expiration dates through fiscal 2037. The utilization of a portion of these state carryforwards could be limited in the future; therefore, an insignificant valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $0.8 million and $1.3 million as of December 29, 2018 and December 30, 2017, respectively. This change is due to the expiration of the statute of limitations on previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheets. If recognized, the $0.8 million (less $0.2 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.1 million and $0.1 million at December 29, 2018 and December 30, 2017, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2015, and with limited exceptions, for years prior to 2014 in state jurisdictions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2018, 2017 and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Unrecognized tax benefit at beginning of fiscal year	$1,259	$1,754	$727
Gross increases	—	—	1,488
Lapses of statutes of limitations	(509)	(495)	(461)
Unrecognized tax benefit at end of fiscal year	$750	$1,259	$1,754

At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 24.	Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $29.4 million and $30.1 million related to self-insurance reserves at December 29, 2018 and December 30, 2017, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending 26 complaints filed by IDPs alleging that they were misclassified as independent contractors.  Twenty-two of these lawsuits seek class and/or collective action treatment. The remaining 4 cases allege individual claims and do not seek class or collective action treatment, although one of the cases is a California action that also alleges a representative claim under the California Private Attorney General Act. The respective courts have ruled on plaintiffs’ motions for class certification in 13 of the pending cases, each of which is discussed below.  Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On January 15, 2019, the Court denied defendants’ motion to decertify the FLSA class and granted Plaintiff’s motion to certify under Federal Rule of Civil Procedure 23 a state law class of distributors who operated in the state of Maine.

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

On September 7, 2018, the parties, as part of a global resolution, agreed in principle to settle this and 11 other collective action lawsuits pending against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consists of approximately 900 members.  The settlement also contains certain non-economic terms that are included to strengthen and enhance the independent contractor model, which remains in place.  The parties are working to obtain final court approval of the settlement. On February 1, 2019, plaintiffs' counsel filed a consolidated complaint with the United States District Court for the Western District of Tennessee (Green et al. v. Flowers Foods, Inc. et al., No 1:19-cv-01021) for the purpose of obtaining judicial approval of the parties' global settlement.  This settlement was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of fiscal 2018.

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

As of December 29, 2018, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

On March 13, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter, which includes 49 territories, for $1.25 million, including attorneys' fees. This settlement was recorded as a selling, distribution and administrative expense in our  Consolidated Statements of Income during the third quarter of our fiscal 2016 and was paid during the first quarter of fiscal 2017.

Stewart et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC	1:15-cv-01162	U.S. District Court Western District of Tennessee	7/2/2015

On April 10, 2017, the Court dismissed this lawsuit and approved an agreement to settle this matter for $250,000, including attorneys’ fees, on behalf of sixteen distributors. This settlement was paid and recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the first quarter of fiscal 2017.

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

Case Name	Case No.	Venue	Date Filed	Comments
McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC	5:16-cv-00194	U.S. District Court District of South Carolina	1/20/2016

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

On September 12, 2018, the court dismissed the Zapata litigation and the Rodriguez litigation (defined below) and approved an agreement to settle both matters for $740,700, including attorneys’ fees, on behalf of 43 distributors. This settlement was paid and recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of fiscal 2018.

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

On September 5, 2018, the court dismissed this lawsuit and approved an agreement to settle this matter for approximately $1.3 million, comprised of $0.4 million in settlement funds, $0.9 million in attorneys’ fees, and a collective $0.1 million for service awards and incentives for class members who are active distributors not to opt out of certain portions of the new distributor agreement. The settlement consisted of 27 class members. This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the first quarter of fiscal 2018.  This settlement was paid on November 19, 2018.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws, and will allow others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court has scheduled a hearing on the class certification motion for February 28, 2019.

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

See Note 15, Debt, Lease and Other Commitments, for additional information on the company’s commitments.

Note 25.	Segment Reporting

The company’s DSD Segment primarily produces fresh packaged breads, buns, rolls, tortillas, and snack cakes and the Warehouse Segment produces fresh and frozen bread and rolls and snack cakes.

The company purchased Canyon on December 14, 2018.  See Note 11, Acquisition, for more detailed disclosures for the acquisition.  Canyon assets  have been assigned to both segments.  Their impact on our total assets are included in the tables below.  Their results of operations for the period from December 14, 2018 through December 29, 2018 has been excluded due to immateriality and will be reported in the first quarter of fiscal 2019.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations of these segments is as follows for fiscal years 2018, 2017, and 2016 (amounts in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales:
DSD Segment	$3,423,935	$3,383,564	$3,347,616
Warehouse Segment	787,431	767,844	787,233
Eliminations:
Sales from Warehouse Segment to DSD Segment	(175,626)	(165,674)	(144,525)
Sales from DSD Segment to Warehouse Segment	(83,888)	(65,001)	(63,439)
	$3,951,852	$3,920,733	$3,926,885
Gain on divestiture:
Warehouse Segment	$—	$28,875	$—
	$—	$28,875	$—
Multi-employer pension plan withdrawal costs:
DSD Segment	$2,322	$18,268	$—
	$2,322	$18,268	$—
Loss on inferior ingredients:
DSD Segment	$1,655	$—	$—
Warehouse Segment	1,557	—	—
	$3,212	$—	$—
Restructuring and related impairment charges:
DSD Segment	$8,121	$80,026	$—
Warehouse Segment	1,394	20,122	—
Unallocated corporate costs	252	3,982	—
	$9,767	$104,130	$—
Impairment of assets:
DSD Segment	$2,483	$—	$24,877
Unallocated corporate costs	3,516	—	—
	$5,999	$—	$24,877
Depreciation and amortization:
DSD Segment	$122,300	$126,485	$120,009
Warehouse Segment	21,524	20,642	20,138
Unallocated corporate costs(1)	300	(408)	722
	$144,124	$146,719	$140,869
Income from operations:
DSD Segment	$239,510	$202,239	$259,982
Warehouse Segment	37,646	54,738	58,465
Unallocated corporate costs(2)	(64,812)	(95,974)	(53,549)
	$212,344	$161,003	$264,898
Interest expense	$35,686	$36,557	$34,905
Interest income	$(27,755)	$(22,938)	$(20,552)
Pension plan settlement loss	$7,781	$4,649	$6,646
Other components of net periodic pension and postretirement benefits credit	$(529)	$(6,558)	$(5,638)
Income before income taxes	$197,161	$149,293	$249,537
Capital expenditures:
DSD Segment	$82,789	$64,317	$61,669
Warehouse Segment	14,929	6,933	16,792
Other(3)	1,704	3,982	23,266
	$99,422	$75,232	$101,727

	December 29, 2018	December 30, 2017
Assets:
DSD Segment	$2,419,019	$2,270,179
Warehouse Segment	353,220	296,157
Other (3)	73,298	93,388
	$2,845,537	$2,659,724

(1)	Represents costs allocated to the company’s corporate head office.
(2)	Represents costs allocated to the company’s corporate head office and pension settlement loss.
(3)	Represents the company’s corporate head office assets including primarily cash and cash equivalents.

Note 26.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks (amounts in thousands, except per share data):

		First Quarter**	Second Quarter**	Third Quarter**	Fourth Quarter
Sales	2018	$1,206,453	$941,283	$923,449	$880,667
	2017	$1,187,649	$926,639	$932,822	$873,623
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)*	2018	$625,122	$488,871	$485,680	$467,155
	2017	$608,068	$468,246	$476,264	$456,895
Net income (loss)	2018	$51,247	$45,442	$39,630	$20,841
	2017	$60,418	$44,740	$(33,571)	$78,533
Basic net income (loss) per share	2018	$0.24	$0.22	$0.19	$0.10
	2017	$0.29	$0.21	$(0.16)	$0.37
Diluted net income (loss) per share	2018	$0.24	$0.21	$0.19	$0.10
	2017	$0.29	$0.21	$(0.16)	$0.37

*

The company does not report gross margin.  This line item presents our material, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) under an alternative presentation.

**

As disclosed in Note 4, Financial Statement Revisions, the company reported cash receipts and payments for the repurchase and sale of territories and cash paid at issuance of notes receivable at net when these transactions should have been disaggregated. We concluded that the errors were not material to any of these prior periods that were impacted.  The error resulted in an understatement of cash flows from operating activities and cash flows used in investing activities of $5.9 million, $12.1 million and $12.8 million, respectively, for the sixteen, twenty-eight, and forty-week amounts included in the first, second, and third quarters of fiscal 2017, respectively.  These amounts were revised upon subsequent presentation of these financial statements.

The table below presents financial results that impact comparability, by quarter, for fiscal 2018 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2018	Footnote
Loss (recovery) on inferior ingredients	$—	$3,884	$(1,891)	$1,219	$3,212	Note 5
Restructuring and related impairment charges	$1,259	$801	$497	$7,210	$9,767	Note 6
Multi-employer pension plan withdrawal costs	$2,322	$—	$—	$—	$2,322	Note 22
Pension plan settlement loss	$4,668	$1,035	$930	$1,148	$7,781	Note 22
Impairment of assets	$2,483	$—	$—	$3,516	$5,999	Note 2,13

The table below presents financial results that impact comparability, by quarter, for fiscal 2017 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2017	Footnote
Gain on divestiture	$(28,875)	$—	$—	$—	$(28,875)	Note 7
Restructuring and related impairment charges	$—	$—	$100,549	$3,581	$104,130	Note 6
Multi-employer pension plan withdrawal costs	$—	$—	$18,268	$—	$18,268	Note 22
Pension plan settlement loss	$—	$—	$3,030	$1,619	$4,649	Note 22
Income tax benefit resulting from tax reform	$—	$—	$—	$(48,160)	$(48,160)	Note 23

Note 27.	Subsequent Events

The company has evaluated subsequent events since December 29, 2018, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend.    On February 15, 2019, the Board of Directors declared a dividend of $0.18 per share on the company’s common stock to be paid on March 15, 2019 to shareholders of record on March 1, 2019.