Form 10-Q
period 2019-04-20
FLOWERS FOODS INC
filed 2019-05-15
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FLO	New York Stock Exchange

As of May 10, 2019, the registrant had 211,460,290 shares of common stock, $0.01 par value per share, outstanding.

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 29, 2018 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 20, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,584	$25,306
Accounts and notes receivable, net of allowances of $8,526 and $5,751, respectively	308,698	287,482
Inventories, net:
Raw materials	43,830	44,502
Packaging materials	21,636	21,868
Finished goods	58,847	56,253
Inventories, net	124,313	122,623
Spare parts and supplies	65,917	65,076
Other	66,876	43,237
Total current assets	577,388	543,724
Property, plant and equipment, net:
Property, plant and equipment, gross	1,963,034	1,981,723
Less: accumulated depreciation	(1,251,269)	(1,237,876)
Property, plant and equipment, net	711,765	743,847
Financing lease right-of-use assets	24,898	—
Operating lease right-of-use assets	377,484	—
Notes receivable from independent distributor partners	203,083	204,125
Assets held for sale	6,743	6,606
Other assets	6,822	6,927
Goodwill	545,244	545,379
Other intangible assets, net	785,906	794,929
Total assets	$3,239,333	$2,845,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,000	$5,000
Current maturities of capital leases	—	5,896
Current maturities of financing leases	5,900	—
Current maturities of operating leases	51,362	—
Accounts payable	240,554	242,084
Other accrued liabilities	192,329	147,359
Total current liabilities	495,145	400,339

Noncurrent long-term debt	934,463	974,594
Noncurrent capital lease obligations	—	16,046
Noncurrent financing lease obligations	22,955	—
Noncurrent operating lease obligations	329,771	—
Total long-term debt and right-of-use lease liabilities	1,287,189	990,640
Other liabilities:
Postretirement/post-employment obligations	37,664	39,149
Deferred taxes	101,912	102,658
Other long-term liabilities	49,497	54,484
Total other long-term liabilities	189,073	196,291
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,269,408 shares and 17,834,378 shares, respectively	(227,136)	(231,648)
Capital in excess of par value	645,090	653,477
Retained earnings	969,067	945,410
Accumulated other comprehensive loss	(119,294)	(109,171)
Total stockholders’ equity	1,267,926	1,258,267
Total liabilities and stockholders’ equity	$3,239,333	$2,845,537

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Sales	$1,263,895	$1,206,453
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	652,141	625,122
Selling, distribution and administrative expenses	476,049	454,463
Depreciation and amortization	44,819	44,189
Loss (recovery) on inferior ingredients	(413)	—
Impairment of assets	—	2,483
Multi-employer pension plan withdrawal costs	—	2,322
Restructuring and related impairment charges	718	1,259
Income from operations	90,581	76,615
Interest expense	12,471	10,996
Interest income	(8,647)	(8,095)
Pension plan settlement loss	—	4,668
Other components of net periodic pension and postretirement benefits expense (credit)	692	(735)
Income before income taxes	86,065	69,781
Income tax expense	20,199	18,534
Net income	$65,866	$51,247
Net income per common share:
Basic:
Net income per common share	$0.31	$0.24
Weighted average shares outstanding	211,388	210,888
Diluted:
Net income per common share	$0.31	$0.24
Weighted average shares outstanding	211,884	211,311
Cash dividends paid per common share	$0.1800	$0.1700

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Net income	$65,866	$51,247
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement loss	—	3,490
Net gain for the period	—	8,813
Amortization of prior service cost included in net income	79	26
Amortization of actuarial loss included in net income	1,569	1,076
Pension and postretirement plans, net of tax	1,648	13,405
Derivative instruments:
Net change in fair value of derivatives	(9,593)	10,470
(Gain) loss reclassified to net income	(2,178)	297
Derivative instruments, net of tax	(11,771)	10,767
Other comprehensive income (loss), net of tax	(10,123)	24,172
Comprehensive income	$55,743	$75,419

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 20, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				65,866				65,866
Derivative instruments, net of tax					(11,771)			(11,771)
Pension and postretirement plans, net of tax					1,648			1,648
Cumulative effect of change in accounting principle				(2,915)				(2,915)
Amortization of share-based compensation awards			3,179					3,179
Issuance of deferred compensation			(1)			113	1	—
Performance-contingent restricted stock awards issued (Note 17)			(11,498)			885,123	11,498	—
Issuance of deferred stock awards			(67)			15,822	67	—
Stock repurchases						(336,088)	(7,054)	(7,054)
Dividends paid on vested share-based payment awards				(1,233)				(1,233)
Dividends paid — $.1800 per common share				(38,061)				(38,061)
Balances at April 20, 2019	228,729,585	$199	$645,090	$969,067	$(119,294)	(17,269,408)	$(227,136)	$1,267,926

	For the Sixteen Weeks Ended April 21, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				51,247				51,247
Derivative instruments, net of tax					10,767			10,767
Pension and postretirement plans, net of tax					13,405			13,405
Exercise of stock options			(151)			72,785	942	791
Amortization of share-based compensation awards			3,375					3,375
Issuance of deferred compensation			(37)			2,864	37	—
Performance-contingent restricted stock awards issued (Note 17)			(4,062)			313,906	4,062	—
Issuance of deferred stock awards			(234)			18,075	234	—
Stock repurchases						(120,147)	(2,489)	(2,489)
Dividends paid on vested share-based payment awards				(405)				(405)
Dividends paid — $.1700 per common share				(35,837)				(35,837)
Reclassification of stranded income tax effects to retained earnings				18,806	(18,806)
Balances at April 21, 2018	228,729,585	$199	$649,763	$953,469	$(79,193)	(17,915,898)	$(232,707)	$1,291,531

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$65,866	$51,247
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	530	—
Stock-based compensation	3,179	3,375
Impairment of assets	—	2,483
(Gain) loss reclassified from accumulated other comprehensive income to net income	(2,957)	353
Depreciation and amortization	44,819	44,189
Deferred income taxes	3,614	5,132
Provision for inventory obsolescence	864	2,073
Allowances for accounts receivable	3,057	976
Pension and postretirement plans cost (income)	994	4,309
Other	677	(706)
Qualified pension plan contributions	—	(10,000)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(23,832)	(12,072)
Inventories, net	(2,555)	(2,325)
Hedging activities, net	(13,089)	16,001
Accounts payable	(4,893)	28,540
Other assets and accrued liabilities	19,904	(36,463)
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,178	97,112
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,761)	(26,550)
Proceeds from sale of property, plant and equipment	235	499
Repurchase of independent distributor territories	(995)	(1,135)
Cash paid at issuance of notes receivable	(7,498)	(8,642)
Principal payments from notes receivable	8,585	8,171
Other investing activities	44	228
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(20,390)	(27,429)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(39,296)	(36,243)
Exercise of stock options	—	791
Stock repurchases	(7,054)	(2,489)
Change in bank overdrafts	(788)	(1,405)
Proceeds from debt borrowings	220,600	1,000
Debt obligation payments	(261,100)	(2,250)
Payments on financing leases	(1,872)	—
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(89,510)	(40,596)
Net increase in cash and cash equivalents	(13,722)	29,087
Cash and cash equivalents at beginning of period	25,306	5,129
Cash and cash equivalents at end of period	$11,584	$34,216

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 20, 2019 and April 21, 2018 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 29, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The Securities and Exchange Commission recently amended its rules to expand the disclosure requirements for reporting changes in stockholders’ equity.  The new presentation requires that changes in stockholders’ equity will now be required for the current and comparative quarter and year-to-date interim periods.  The company has presented its changes in stockholders’ equity for all periods presented in this Form 10-Q.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2019 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2019 (sixteen weeks), second quarter ending July 13, 2019 (twelve weeks), third quarter ending October 5, 2019 (twelve weeks) and fourth quarter ending December 28, 2019 (twelve weeks).

REPORTING SEGMENT — On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s long-term strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, and reduce costs.  The new organizational structure establishes two business units (“BUs”), Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company has concluded that under the new organizational structure the company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. Capital allocations, such as building a new bakery or other investments, impact both BUs, as the two BUs are so intertwined in the production of products, sales, marketing and other functions. Beginning with the first quarter of 2019, the comparative periods are presented on a consolidated basis due to the change to a single operating segment.

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 20, 2019 and April 21, 2018. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales and accounted for 20.5% of sales during the sixteen weeks ended April 20, 2019 and 20.0% of sales during the sixteen weeks ended April 21, 2018.

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 19.7% and 17.8%, on a consolidated basis, as of April 20, 2019 and December 29, 2018, respectively.

SIGNIFICANT ACCOUNTING POLICIES — Significant changes to our critical accounting policies from those disclosed in the Form 10-K are presented below.  The policy changes for accounting for leases during the first quarter of our fiscal 2019 are a result of adopting new guidance issued by the Financial Accounting Standards Board (the “FASB”).  See Note 2, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the new guidance.

Leases.  Primarily, the company leases real estate for manufacturing and office use, along with production and IT equipment. The company applies the new guidance to individual leases of assets, except for certain leases that employ the portfolio method. See below for the company’s policy around application of the portfolio method.

When the company receives substantially all the economic benefits from and directs the use of specified property, plant and equipment, transactions give rise to leases. See Note 4, Leases, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further qualitative and quantitative information around the company’s lease portfolio.  Our classes of assets include: land; buildings; machinery and equipment; furniture, fixtures and transportation equipment; and construction in progress.

The company has elected the practical expedient within the guidance to not separate lease and non-lease components within lease transactions for the following classes of assets: land; buildings; and furniture, fixtures and transportation equipment. The company has elected the short-term lease exception (lessee only) for all classes of assets and does not apply the recognition requirements for leases of 12 months or less.  Lease payments for short-term leases are recognized as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.

The company has elected to apply a portfolio approach for leases with similar terms and conditions, commencement dates, and executed at or near the same time as one another, as it is reasonably expected that application of the lease model to the portfolio would not differ materially from application to the individual leases.

The company allocates consideration (i.e., lease payments) to the lease and non-lease components within a transaction on a relative stand-alone price basis to lease and non-lease components within a transaction.

The company will use the applicable incremental borrowing rate at lease commencement to perform the lease classification tests on lease components and to measure the lease liabilities and right-of-use assets in situations when discount rates implicit in leases cannot be readily determined. We will also apply the “bright-line” thresholds within the guidance for lease classification for all classes of assets.

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

In addition, the company incurred costs associated with inferior whey during fiscal 2018.  A voluntary recall was issued on July 18, 2018 due to the potential of tainted whey.  Costs associated with these inferior ingredients were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘Loss (recovery) on inferior ingredients’ line item in our Condensed Consolidated Statements of Income.

Beginning in the second quarter of fiscal 2018 and continuing through the first quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  These costs totaled $1.3 million for the sixteen weeks ended April 20, 2019.  We received reimbursements for a portion of previously incurred costs in the amount of $1.7 million during the current quarter.  Although we anticipate incurring additional losses, we are not currently able to estimate the amount of such losses.  We continue to seek recovery of all losses through appropriate means.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (ASC Topic 842, the “new standard”) that requires an entity to recognize lease liabilities and a right-of-use asset (“ROU assets” and “ROU liabilities”) for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  The company adopted the new standard as of December 30, 2018 and applied the modified retrospective transition method.  The company also chose the optional transition relief provided in ASU No. 2018-11 which allows the company to apply the new standard in fiscal 2019 and to recognize a cumulative-effect adjustment to the adoption period opening balance of retained earnings.

The company elected the package of transition practical expedients within the new standard. As required by the new standard, these expedients were elected as a package, and consistently applied across the company’s lease portfolio. Given this election, the company did not reassess the following:

•	whether any expired or existing contracts are or contain leases;
•	the lease classification for any expired or existing leases; or
•	the treatment of initial direct costs relating to any existing leases.

We have chosen the option to not adjust prior comparative periods.  The company recognized a cumulative effect adjustment to the opening balance of retained earnings of $2.9 million, net of tax, at adoption.

In applying the modified retrospective transition method to these leases, the company measured lease liabilities at the present value of the sum of remaining minimum rental payments. These lease liabilities have been measured using the company’s incremental borrowing rates at the later of (i) the earliest period presented or (ii) the commencement date of the applicable lease. The right-of-use assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for any unamortized initial direct costs, prepaid/accrued rent, and unamortized lease incentives.

The adoption of this new standard and application of the modified retrospective transition approach resulted in the following additional impacts to the company’s Condensed Consolidated Balance Sheet at December 30, 2018: (1) assets increased by $387.3 million, primarily representing recognition of right-of-use assets for operating leases; and (2) liabilities increased by $391.9 million, primarily representing recognition of lease liabilities for operating leases.  In addition, the company previously recorded right-of-use assets and liabilities of $21.9 million as property, plant, and equipment.  At adoption, the company recorded right-of-use assets of $19.8 million and right-of-use liabilities of $23.6 million for these financing leases.

Accounting pronouncements not yet adopted

In June 2016, the FASB issued guidance that effects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  Additional guidance for this topic was issued in April 2019.  The company is determining what the impact, if any, will be on the trade and notes receivables recorded in our Condensed Consolidated Financial Statements.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the company’s fiscal 2020).  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the company’s fiscal 2019).  The company is currently evaluating when this guidance will be adopted and the impact on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  This guidance will be applied prospectively.  Companies are required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure shall be provided in the first annual reporting period and in the interim period within the first annual reporting period when the company adopts this guidance.  This change to the guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  The company anticipates adopting this guidance in our fiscal 2020.  The company is currently evaluating the impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued guidance to modify the disclosure requirements on fair value measurements.  The guidance removes, modifies, and adds certain disclosures related to Level 1, Level 2, and Level 3 assets.   The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the company’s fiscal 2020).  The company is currently evaluating the impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the company’s fiscal 2021).  Disclosures were removed for the amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates.  Additional disclosures include the weighted average interest crediting rate for plan with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.  This guidance shall be applied on a retrospective basis and can be early adopted.  The company is currently evaluating when this guidance will be adopted and the impact on our Condensed Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

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

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $6.4 million for these non-restructuring consulting costs during the sixteen weeks ended April 21, 2018.  There were no consulting costs during the sixteen weeks ended April 20, 2019.

Develop leading capabilities.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen our long-term strategy.  The new organizational structure established two BUs, Fresh Bakery and Snacking/Specialty, and realigned key leadership roles.  The new structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 2, 2018, the company announced the appointment of A. Ryals McMullian to the chief operating officer (“COO”) position, which continued refinements to the organizational structure.  On February 19, 2019, the Board of Directors announced that Mr. McMullian, the current COO, will assume the role of president and CEO, effective May 23, 2019; until then, Mr. McMullian will be transitioning to the CEO role. Transition to the new reporting structure was completed in the first quarter of fiscal 2019 and the company is now reporting our financial results in one operating segment.  See Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a description of our segment presentation.

We began relocating certain employees during the third quarter of fiscal 2017 as we transitioned to the new structure.  Reorganization costs for relocating employees of $0.2 million and $1.5 million were incurred during the sixteen weeks ended April 20, 2019 and April 21, 2018, respectively, and are recognized in the restructuring charges line item on the Condensed Consolidated Statements of Income.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure and streamline operations and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded a credit of $0.6 million during the sixteen weeks ended April 21, 2018. These charges consisted primarily of employee severance and benefits-related costs and are recorded in the restructuring charges line item on our Condensed Consolidated Statements of Income.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial is expected to be completed by our fiscal 2021.

The company continues to explore additional opportunities to streamline our core operations, but as of April 20, 2019, we cannot estimate the additional costs expected to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative focuses on growing market share in underdeveloped markets.  Adjacencies are geographic and/or product categories that are expected to leverage our competitive advantages.  This can be achieved either organically with our high-potential brands or through strategic acquisitions.  As of April 20, 2019, we cannot estimate the costs expected to be incurred for this initiative.

The tables below present the components of costs associated with Project Centennial for the sixteen weeks ended April 20, 2019 and April 21, 2018 (amounts in thousands):

For the Sixteen Weeks Ended
April 20, 2019
Restructuring and related impairment charges:
Reorganization costs	$211
Impairment of assets	530
Employee termination benefits	(23)
Total Project Centennial restructuring costs	$718

For the Sixteen Weeks Ended
April 21, 2018
Restructuring and related impairment charges:
Reorganization costs	$1,512
VSIP	(597)
Employee termination benefits	344
Restructuring and related impairment charges (1)	1,259
Project Centennial implementation costs (2)	6,432
Total Project Centennial restructuring and implementation costs	$7,691

(1)	Presented on our Condensed Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the sixteen weeks ended April 20, 2019 and April 21, 2018 (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 29, 2018	$174	$227	$—	$401
Charges	—	(23)	211	188
Cash payments	—	(204)	(211)	(415)
Liability balance (3) at April 20, 2019	$174	$—	$—	$174

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(597)	344	1,512	1,259
Cash payments	(23,912)	(608)	(1,512)	(26,032)
Liability balance (3) at April 21, 2018	$513	$204	$—	$717

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment (Debt is discussed separately in Note 13, Debt and Other Obligations).

Real estate and equipment contracts normally do not provide for substitution of assets. These contracts occasionally contain multiple lease and non-lease components. Generally, non-lease components represent maintenance and utility related charges, and are primarily minor to the overall value of applicable contracts. These contracts also contain fixed payments with stated rent escalation clauses or fixed payments based on an index such as CPI. Additionally, some contracts contain tenant improvement allowances, rent holidays, lease premiums, and contingent rent provisions (which are treated as variable lease payments). Building and/or office space leases generally require the company to pay for common area maintenance (CAM), insurance, and taxes that are not included in the base rental payments, with the majority of these leases treated as net leases, and the remainder treated as gross or modified gross leases.

The lease term for real estate leases primarily ranges from one to 26 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to eight years. Transportation equipment generally has terms of less than one year up to seven years.  IT equipment is typically leased from less than a year up to five years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year, and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of April 20, 2019.

These contracts may also contain right of first offer purchase options, along with expansion options that are not reasonably certain of exercise. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

For these real estate contracts, the company’s exclusive use of specified real estate for a specific term and for consideration resulted in the company treating these contracts as leases under the new standard.

For those contracts that contain leases of buildings and land, the company has elected to not separate land components from leases of specified property, plant, and equipment, as it was determined to have no effect on lease classification for any lease component, and the amounts recognized for the land lease components would have been immaterial.

These contracts may also contain end term purchase options, whereby, the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of April 20, 2019. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

The company’s ability to make those decisions that most effect the economic benefits derived from the use of the equipment, accompanied by receiving substantially all outputs and utility from the use of the equipment resulted in the company accounting for these contracts as leases.

These leases are classified as operating leases under the new standard because real estate leases do not transfer ownership at the end of the lease term, assets are not of such a specialized nature that real estate would not have alternative uses to lessors at the end of the lease term, lease terms do not represent a major part of the total useful life of real estate, and the present value of lease payments do not represent substantially all the fair value of leased assets at commencement.

Short-term leases

The company has also entered into short-term leases of certain real estate assets, along with IT equipment, and various equipment used for short-term bakery needs through equipment placement or service contracts that require purchase of consumables. These leases extend for periods of 1-12 months. Lease term and amounts of payments are generally fixed. There are no purchase options present, however, there generally are renewals that could extend lease terms for additional periods. Generally, renewal options, as they cannot be unilaterally exercised, are not reasonably certain of exercise, do not contain residual value guarantees, and there are no other restrictions or covenants in the leases.

Therefore, the company recognizes lease payments from these short-term leases and variable payments on the Condensed Consolidated Statements of Income in the period in which obligation for those payments have been incurred. Short-term lease expense for the sixteen weeks ended April 20, 2019 was $0.8 million.

Modifications and reassessments

During the sixteen weeks ended April 20, 2019, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

The company included the renewal periods in measurement of lease terms in fiscal 2019 for the applicable leases. Given that rental payments in the renewal periods were fixed, the company also remeasured the lease payments, and reallocated remaining contract consideration to the lease components within the applicable real estate leases. Although the triggering events did not result in changes to lease classification (i.e., all remained operating leases), they did affect the measurement of lease liabilities, ROU assets, and amounts recognized as lease expense for the applicable real estate leases.

The reassessments and modifications as of and for the sixteen weeks ended April 20, 2019 resulted in a net increase in lease assets and liabilities of $1.3 million.

There were no other circumstances and/or triggering events that required reassessment as of April 20, 2019.

Other significant judgments and assumptions

During the sixteen weeks ended April 20, 2019, for all classes of assets, the company primarily used our incremental borrowing rates to perform lease classification tests and measure lease liabilities because discount rates implicit in the company’s leases were not readily determinable.

See Note 2, Recent Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further details around adoption of the new lease standard, information around transition and effective date, along with the company’s significant accounting policies around the new standard.

Quantitative disclosures

Lease costs incurred by lease type, and/or type of payment for the sixteen weeks ended April 20, 2019 were as follows (in thousands):

For the Sixteen Weeks Ended
April 20, 2019
Lease cost:
Amortization of right-of-use assets	$2,058
Interest on lease liabilities	313
Financing lease cost	$2,371
Operating lease cost	21,364
Short-term lease cost	814
Variable lease cost	7,905
Total lease cost	$32,454

Other supplemental quantitative disclosures as of and for the sixteen weeks ended April 20, 2019 were as follows (in thousands):

For the Sixteen Weeks Ended
April 20, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$313
Operating cash flows from operating leases	$22,237
Financing cash flows from financing leases	$1,872
Right-of-use assets obtained in exchange for new financing lease liabilities	$7,141
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,666
Weighted-average remaining lease term (years):
Financing leases	4.2
Operating leases	10.2
Weighted-average discount rate (percentage):
Financing leases	3.5
Operating leases	4.1

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 20, 2019 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2019	$44,557	$4,426
2020	66,939	8,146
2021	53,073	5,870
2022	43,190	4,641
2023	37,946	6,219
2024 and thereafter	225,383	2,088
Total minimum lease payments	471,088	31,390
Less: amount of lease payments representing interest	89,955	2,535
Present value of future minimum lease payments	381,133	28,855
Less: current obligations under leases	51,362	5,900
Long-term lease obligations	$329,771	$22,955

Lease disclosures prior to adoption of the new standard

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 18 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, transportation, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to 10 years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the consumer price index. Rental expense is recognized on a straight-line basis over the terms of the leases. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 14, Variable Interest Entities, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms more than one year are as follows (amounts in thousands):

Capital Leases
2019	$6,392
2020	3,511
2021	4,191
2022	2,620
2023	2,263
Thereafter	4,631
Total minimum payments	23,608
Amount representing interest	1,666
Obligations under capital leases	21,942
Obligations due within one year	5,896
Long-term obligations under capital leases	$16,046

The table below presents the total future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms more than one year as of December 29, 2018 (amounts in thousands):

Operating Leases
2019	$65,071
2020	60,378
2021	50,744
2022	44,798
2023	36,308
Thereafter	232,423
Total minimum payments	$489,722

5. ACQUISITION

On December 14, 2018, the company completed the acquisition of 100% of the outstanding membership interests of Canyon Bakehouse, LLC (“Canyon”), a leading gluten-free bread baker, from its members for total consideration of $205.2 million, including a $5.0 million earn-out recorded as contingent consideration.  We believe the acquisition of Canyon strengthens our position as the second-largest baker in the U.S. by giving us access to the fast-growing gluten-free bread category. The acquisition has been accounted for as a business combination.  The total goodwill recorded for this acquisition was $80.5 million and it is deductible for tax purposes.

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

Fair Value of consideration transferred:
Cash consideration paid	$200,208
Working capital adjustments	314
Contingent consideration	4,700
Total consideration	$205,222

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$42,165
Identifiable intangible assets	78,380
Financial assets	4,211
Net recognized amounts of identifiable assets acquired	124,756
Goodwill	$80,466

Goodwill decreased $0.1 million from December 29, 2018 to April 20, 2019 due to changes in working capital, property, plant, and equipment, and the financial assets.  See Note 7, Goodwill, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for changes in goodwill.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$41,700	40.0	Straight-line
Customer relationships	36,400	25.0	Sum of year digits
Noncompete agreements	280	1.7	Straight-line
Total intangible assets	$78,380	32.9

The fair value of trade receivables was $3.6 million. The gross amount of the receivables were $3.7 million with $0.1 million determined to be uncollectible.  We did not acquire any other class of receivables as a result of the Canyon acquisition.

The contingent consideration liability was reviewed as of April 20, 2019 to determine the probable payment.  The fair value at April 20, 2019 was $4.8 million with the change in fair value since acquisition recognized as a selling, distribution, and administrative expense in the Condensed Consolidated Statements of Income.

Acquisition pro formas

We determined that the consolidated results of operations for Canyon were immaterial in the aggregate and the pro forma financial statements are not required for fiscal 2019.   The purchase price allocation attributable to Canyon is preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 20, 2019 and April 21, 2018, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 20, 2019	April 21, 2018	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(44)	$(44)	Interest expense
Commodity contracts	2,957	(353)	Cost of sales, Note 3
Total before tax	2,913	(397)	Total before tax
Tax benefit	(735)	100	Tax benefit
Total net of tax	2,178	(297)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(106)	(35)	Note 1
Settlement loss	—	(4,668)	Note 1
Actuarial losses	(2,099)	(1,440)	Note 1
Total before tax	(2,205)	(6,143)	Total before tax
Tax benefit	557	1,551	Tax benefit
Total net of tax	(1,648)	(4,592)	Net of tax
Total reclassifications	$530	$(4,889)	Net of tax

Note 1:

These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits credit line item on the Condensed Consolidated Statements of Income.  See Note 18, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income (loss).
Note 3:	Amounts are presented as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 20, 2019, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)
Other comprehensive loss before reclassifications	(9,593)	—	(9,593)
Reclassified to earnings from AOCI	(2,178)	1,648	(530)
AOCI at April 20, 2019	$(15,906)	$(103,388)	$(119,294)

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

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Gross (gain) loss reclassified from AOCI into income	$(2,957)	$353
Tax (benefit) expense	747	(89)
Net of tax	$(2,210)	$264

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 20, 2019 and December 29, 2018, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 20, 2019	December 29, 2018
Goodwill	$545,244	$545,379
Amortizable intangible assets, net of amortization	579,306	588,329
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,331,150	$1,340,308

Changes in the carrying amount of goodwill during the sixteen weeks ended April 20, 2019 are presented in the table below and relate to the Canyon acquisition discussed in Note 5, Acquisition, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q (amounts in thousands):

Total
Outstanding at December 29, 2018	$545,379
Change in goodwill related to acquisition	(135)
Outstanding at April 20, 2019	$545,244

As of April 20, 2019 and December 29, 2018, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 20, 2019			December 29, 2018
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$413,092	$48,106	$364,986	$413,092	$44,711	$368,381
Customer relationships	318,021	105,422	212,599	318,021	99,904	218,117
Non-compete agreements	5,154	4,898	256	5,154	4,874	280
Distributor relationships	4,123	2,658	1,465	4,123	2,572	1,551
Total	$740,390	$161,084	$579,306	$740,390	$152,061	$588,329

Aggregate amortization expense for the sixteen weeks ended April 20, 2019 and April 21, 2018 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 20, 2019	$9,023
For the sixteen weeks ended April 21, 2018	$7,967

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2019	$20,193
2020	$28,606
2021	$27,893
2022	$27,189
2023	$26,309

There were $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 20, 2019 and December 29, 2018. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by IDPs. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,300 IDPs’ distribution rights as of April 20, 2019 and December 29, 2018, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 20, 2019	$8,647
For the sixteen weeks ended April 21, 2018	$8,095

At April 20, 2019 and December 29, 2018, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 20, 2019	December 29, 2018
Distributor notes receivable	$229,884	$230,470
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	26,801	26,345
Long-term portion of distributor notes receivable	$203,083	$204,125

At April 20, 2019 and December 29, 2018, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 20, 2019 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,726	$385,964	2
2022 notes	$398,572	$413,788	2

For fair value disclosure information about our derivative assets and liabilities see Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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

As of April 20, 2019, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(20,570)	—	—	(20,570)
Other long-term	(2,098)	—	—	(2,098)
Total	(22,668)	—	—	(22,668)
Net Fair Value	$(22,668)	$—	$—	$(22,668)

As of December 29, 2018, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$501	$—	$—	$501
Other long-term	—	—	—	—
Total	501	—	—	501

Liabilities:
Other current	(7,732)	—	—	(7,732)
Other long-term	(1,203)	—	—	(1,203)
Total	(8,935)	—	—	(8,935)
Net Fair Value	$(8,434)	$—	$—	$(8,434)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period of time extending into fiscal 2021. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 20, 2019 and December 29, 2018, respectively, qualified for hedge accounting.

Interest Rate Risk

The company previously entered into treasury rate locks at the time we executed the 2022 and 2026 notes.  These rate locks were designated as a cash flow hedge and the fair value at termination was deferred in AOCI.  The deferred amount reported in AOCI is being reclassified to interest expense as interest payments are made on the related notes through the maturity date.

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 20, 2019		December 29, 2018		April 20, 2019		December 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$501	Other accrued liabilities	$20,570	Other accrued liabilities	$7,732
Commodity contracts	Other assets	—	Other assets	—	Other long-term liabilities	2,098	Other long-term liabilities	1,203
Total		$—		$501		$22,668		$8,935

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 20, 2019	April 21, 2018	into Income (Effective Portion)(2)	April 20, 2019	April 21, 2018
Interest rate contracts	$—	$—	Interest expense	$33	$33
Commodity contracts	(9,593)	10,470	Production costs(3)	(2,211)	264
Total	$(9,593)	$10,470		$(2,178)	$297

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 20, 2019 and April 21, 2018, respectively, related to the company’s commodity risk hedges.

At April 20, 2019, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$990	$48	$1,038
Expiring in 2019	(14,036)	—	(14,036)
Expiring in 2020	(2,854)	—	(2,854)
Expiring in 2021	(54)	—	(54)
Total	$(15,954)	$48	$(15,906)

Derivative Transactions Notional Amounts

As of April 20, 2019, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$126,273
Soybean oil contracts	17,324
Natural gas contracts	13,844
Corn contracts	10,542
Total	$167,983

The company’s derivative instruments contain no credit-risk related contingent features at April 20, 2019.  As of April 20, 2019 and December 29, 2018, the company had $29.9 million and $15.4 million, respectively, in other current assets representing collateral for hedged positions.  There were no amounts representing collateral recorded in other accrued liabilities for hedged positions as of April 20, 2019 and December 29, 2018.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 20, 2019	December 29, 2018
Prepaid assets	$14,301	$22,286
Recovery from legal settlement in principle	21,000	—
Fair value of derivative instruments	—	501
Collateral to counterparties for derivative positions	29,898	15,408
Income taxes receivable	—	3,917
Other	1,677	1,125
Total	$66,876	$43,237

The recovery from legal settlement in principle represents funds in the amount of $21.0 million that are expected to be paid by the company’s insurance provider to the plaintiffs at final settlement of a lawsuit.  See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	April 20, 2019	December 29, 2018
Unamortized financing fees	$1,256	$1,391
Investments	3,215	3,125
Deposits	2,202	2,257
Other	149	154
Total	$6,822	$6,927

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line item on the Condensed Consolidated Statements of Income.

11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 20, 2019	December 29, 2018
Employee compensation	$23,286	$19,469
VSIP liabilities	174	174
Employee vacation	25,731	23,345
Employee bonus	10,922	7,931
Fair value of derivative instruments	20,570	7,732
Self-insurance reserves	31,829	29,353
Bank overdraft	9,762	10,550
Accrued interest	2,049	8,152
Accrued income taxes	4,232	—
Accrued other taxes	9,343	5,661
Accrued advertising	6,463	3,145
Accrued legal settlements	25,812	9,053
Accrued legal costs	4,063	3,874
Contingent acquisition consideration	4,792	4,700
Accrued short-term deferred income	5,708	5,525
Other	7,593	8,695
Total	$192,329	$147,359

See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 20, 2019 and December 29, 2018, respectively (amounts in thousands):

	April 20, 2019	December 29, 2018
Distributor territories	$3,334	$3,188
Property, plant and equipment	3,409	3,418
Total assets held for sale	$6,743	$6,606

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at April 20, 2019 and December 29, 2018, respectively (amounts in thousands):

	April 20, 2019	December 29, 2018
Unsecured credit facility	$121,000	$—
2026 notes	395,726	395,550
2022 notes	398,572	398,423
Accounts receivable securitization facility	18,000	177,000
Other notes payable	6,165	8,621
	939,463	979,594
Current maturities of long-term debt	5,000	5,000
Total long-term debt	$934,463	$974,594

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. As of April 20, 2019 and December 29, 2018, the bank overdraft balance was $9.8 million and $10.6 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 20, 2019 and December 29, 2018 which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 20, 2019, and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $18.0 million and $177.0 million outstanding under the facility on April 20, 2019 and December 29, 2018, respectively.  As of April 20, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $173.1 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on April 20, 2019 and December 29, 2018, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of April 20, 2019 and December 29, 2018, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

This credit facility (the “credit facility”) is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of April 20, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.1 million and $1.2 million on April 20, 2019 and December 29, 2018, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 20, 2019.

Amount (thousands)
Balance at December 29, 2018	$—
Borrowings	139,100
Payments	(18,100)
Balance at April 20, 2019	$121,000

The table below presents the net amount available under the credit facility as of April 20, 2019:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(121,000)
Letters of credit	(8,400)
Available for withdrawal	$370,600

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 20, 2019:

Amount (thousands)
High balance	$122,200
Low balance	$—

Aggregate maturities of debt outstanding as of April 20, 2019 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2019	$2,500
2020	21,750
2021	—
2022	121,000
2023	—
2024 and thereafter	800,000
Total	$945,250

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 20, 2019 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$4,274	$395,726
2022 notes	400,000	1,428	398,572
Other notes payable	6,250	85	6,165
Total	$806,250	$5,787	$800,463

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right-of-use leases. As of April 20, 2019 there were $17.9 million of right-of-use assets and $21.8 million of right-of-use liabilities for these trucks and trailers.  As of December 29, 2018, there was $21.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with these trucks and trailers.

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of April 20, 2019 and December 29, 2018, there was $177.6 million and $154.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

15. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $31.8 million and $29.4 million related to self-insurance reserves, excluding the distributor litigation discussed below, at April 20, 2019 and December 29, 2018, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 14 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Eleven of these lawsuits seek class and/or collective action treatment. The remaining three cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in nine of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On May 7, 2019, the Court

denied defendants' motion to

decertify the FLSA class and

granted Plaintiffs' motion to

certify under Federal Rule of

Civil Procedure 23 three state

law classes of distributors who

operated in the states of

Maryland, Pennsylvania,

and New Jersey.

Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:16-cv-02581	U.S. District Court Eastern District of Pennsylvania	3/25/2016	This matter has been consolidated with the Carr litigation described immediately above.
Medrano v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016
Bryant v. Flowers Foods, Inc. and Flowers Baking Co. of Denton, LLC	4:17-cv-00725	U.S. District Court Eastern District of Texas	10/9/2017	This matter was resolved as part of the Green settlement described below. The parties filed a motion to dismiss this case with prejudice, which is pending before the court.

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

As of April 20, 2019, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

On September 5, 2018, the court

dismissed this lawsuit and

approved an agreement to settle

this matter for approximately

$1.3 million, comprised of $0.4

million in settlement funds, $0.9

million in attorneys’ fees, and a

collective $0.1 million for

service awards and incentives

for class members who are

active distributors not to opt out

of certain portions of the new

distributor agreement.

The settlement consisted of 27

class members. This settlement

charge was recorded as a selling,

distribution and administrative

expense in our Consolidated

Statements of Income during

the first quarter of fiscal 2018.

This settlement was paid on

November 19, 2018.

Green et al. v. Flowers Foods, Inc. et al.	1:19-cv-01021	U.S. District Court Western District of Tennessee	2/1/2019

On September 7, 2018, the

company negotiated a global

settlement to resolve 12 pending

collective action lawsuits against

the company for a payment in

the amount of $9.0 million,

comprised of $5.4 million in

settlement funds and $3.6

million in attorneys’ fees. The

proposed settlement class

consisted of approximately 900

members.  The settlement also

contained certain non-economic

terms intended to strengthen and

enhance the independent

contractor model, which remains

in place.  On February 1, 2019,

plaintiffs' counsel filed a

consolidated complaint with the

United States District Court for

the Western District of

Tennessee to obtain judicial

approval of the parties' global

settlement.  The court approved

the global settlement on

February 27, 2019.  Thereafter,

the parties moved to dismiss the

12 settled lawsuits with

prejudice. This settlement was

recorded as a selling, distribution

and administrative expense

in our Consolidated Statements

of Income during the third

quarter of fiscal 2018.  A total of

$4.2 million was paid in

March 2019 with the remainder

to be paid later in fiscal 2019.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2 016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws, and will allow others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court scheduled a hearing on the class certification motion for February 28, 2019.  On May 10, 2019, the parties filed a notice of settlement informing the court that a settlement in principle of the case had been reached.  The settlement in principle remains subject to court approval.  The settlement in principle is for $21.0 million and is expected to be paid by the company’s insurance provider.  This amount is recorded on the company’s Condensed Consolidated Balance Sheet as of April 20, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.

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

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 20, 2019 and April 21, 2018, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Net income	$65,866	$51,247
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,388	210,888
Basic earnings per common share	$0.31	$0.24
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,388	210,888
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	496	423
Diluted weighted average shares outstanding for common stock	211,884	211,311
Diluted earnings per common share	$0.31	$0.24

There were 438,630 anti-dilutive shares during the sixteen weeks ended April 20, 2019.  There were 378,220 anti-dilutive shares during the sixteen weeks ended April 21, 2018.

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

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  There were no grants to employees during fiscal 2018.  Information on grants to employees during fiscal 2019 are discussed below.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that were vested and fully exercised by the end of our first quarter of fiscal 2018.  The company’s final 72,785 stock options, with an exercise price of $10.87, outstanding on December 30, 2017 were exercised during the first quarter of fiscal 2018.   There are no outstanding NQSOs as of April 20, 2019.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 21, 2018 were as follows (amounts in thousands):

April 21, 2018
Cash received from option exercises	$791
Tax benefit at exercise, net	$111
Intrinsic value of stock options exercised	$609

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of TSR Shares. The awards vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  The 2017 award, which vested in fiscal 2019, vested at 153% of target.

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

Grant Date	December 30, 2018
Shares granted	440
Vesting date	3/1/2022
Fair value per share	$21.58

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. Return on Invested Capital (“ROIC”) is calculated by dividing our profit, as defined, by the invested capital. Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The ROIC Shares can be earned based on a range from 0% to 125% of target as defined below:

•	ROIC above WACC by less than 1.75 percentage points pays 0% of ROI Target;
•	ROIC above WACC by 1.75 percentage points pays 50% of ROI Target;
•	ROIC above WACC by 3.75 percentage points pays 100% of ROI Target; or
•	ROIC above WACC by 4.75 percentage points pays 125% of ROI Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2017 award, which vested in fiscal 2019, actual attainment was 75% of ROI Target.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2019 award is being expensed at  100% of ROI Target. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018
Shares granted	440
Vesting date	3/1/2022
Fair value per share	$18.29

Performance-Contingent Restricted Stock Summary

The table below presents the TSR modifier share adjustment, ROIC modifier share adjustment, accumulated dividends on vested shares, and the tax benefit/(expense) at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data).

Award Granted	Fiscal Year Vested	TSR Modifier Increase/(Decrease) Shares	ROIC Modifier Increase/(Decrease) Shares	Dividends at Vesting (thousands)	Tax Benefit/(Expense)	Fair Value at Vesting
2017	2019	205,686	(97,131)	$1,219	$936	$18,570
2016	2018	(333,112)	(114,190)	$405	$(2,130)	$6,504

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 20, 2019 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 29, 2018	779	$21.64
Initial grant at target	881	$19.94
Grant reduction for not achieving the ROIC modifier	(97)	$19.97
Grant increase for achieving the TSR modifier	206	$23.31
Vested	(885)	$22.21
Forfeited	(7)	$19.94
Nonvested shares at April 20, 2019	877	$19.94

As of April 20, 2019, there was $15.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.86 years. The total intrinsic value of shares vested during the sixteen weeks ended April 20, 2019 was $18.6 million.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”).  The executive officers of the company did not receive any TBRSU Shares.  These awards vest on January 5th each year in equal installments over a three-year period beginning in fiscal 2020.  Dividends earned on shares will be held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.   The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018
Shares granted	244
Vesting date	Equally over 3 years
Fair value per share	$18.29

The TBRSU Shares activity for the sixteen weeks ended April 20, 2019 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 29, 2018	—	$—
Granted	244	18.29
Forfeitures	(3)	18.29
Nonvested shares at April 20, 2019	241	$18.29	2.72	$3,964

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During fiscal 2019, non-employee directors elected to receive an aggregate of 2,707 common shares for board retainer deferrals pursuant to the Omnibus Plan.  A total of 5,180 common shares were vested and issued for previous board retainer deferrals.

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

The deferred stock activity for the sixteen weeks ended April 20, 2019 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 29, 2018	66	$19.93
Vested	(8)	$19.31
Granted	3	$18.47
Nonvested shares at April 20, 2019	61	$19.93	0.10	$1,322

As of April 20, 2019, there was $0.2 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.10 years.  The total intrinsic value of shares vested during the sixteen weeks ended April 20, 2019 was $0.1 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended  April 20, 2019 and April 21, 2018, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Performance-contingent restricted stock awards	$2,356	$2,853
TBRSU Shares	448	—
Deferred stock awards	375	522
Total stock-based compensation	$3,179	$3,375

18. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 20, 2019 compared to accounts at December 29, 2018 (amounts in thousands):

	April 20, 2019	December 29, 2018
Current liability	$1,283	$1,283
Noncurrent liability	$37,664	$39,149
Accumulated other comprehensive loss, net of tax	$103,388	$105,036

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

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  The company continues to recognize settlement accounting charges each year as a result of the ongoing lump sum payments from the plan.  Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018 and, as a result, recorded settlement charges in each quarter of fiscal 2018.  There is no settlement during the sixteen weeks ended April 20, 2019.

The company used a measurement date of December 31, 2018 for the defined benefit and postretirement benefit plans described below.

The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018.  There were no contributions made during the first quarter of fiscal 2019.  We expect to contribute $2.5 million during the third quarter of fiscal 2019.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Service cost	$216	$288
Interest cost	3,671	3,124
Expected return on plan assets	(5,276)	(5,407)
Settlement loss	—	4,668
Amortization of prior service cost	119	100
Amortization of net loss	2,184	1,573
Total net periodic pension cost (income)	$914	$4,346

The components of net periodic benefit cost (income) other than the service cost are included in the other components of net periodic pension and postretirement benefits credit line item on our Condensed Consolidated Statements of Income.

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement income for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Service cost	$87	$89
Interest cost	91	72
Amortization of prior service credit	(13)	(65)
Amortization of net gain	(85)	(133)
Total net periodic postretirement income	$80	$(37)

The components of net periodic postretirement benefits income other than the service cost are included in the other components of net periodic pension and postretirement benefits credit line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 20, 2019 and April 21, 2018, the total cost and employer contributions were $8.5 million and $7.3 million, respectively.

Multi-employer Pension Plan

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “MEPP Fund”) at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the MEPP Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making payments during the first quarter of fiscal 2018.  While this is our best estimate of the ultimate cost of the withdrawal from the MEPP Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Income.  The liability on December 30, 2017 was recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid early in the second quarter of fiscal 2018.

19. INCOME TAXES

The effective tax rate for the sixteen weeks ended April 20, 2019 was 23.5% compared to 26.6% for the sixteen weeks ended April 21, 2018.   During the sixteen weeks ended April 20, 2019, the primary differences in the effective rate and the statutory rate are state income taxes, and windfall tax benefits on stock-based compensation.

During the sixteen weeks ended April 20, 2019, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not material to the Condensed Consolidated Financial Statements. As of April 20, 2019, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 20, 2019, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 20, 2019 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

•

Canyon acquisition — On December 14, 2018, we completed the acquisition of Canyon, a leading gluten-free bread baker.  Prior to the acquisition, Canyon’s sales were distributed frozen through natural, specialty, grocery, and mass retailers around the country and this has and will continue.  In addition to frozen distribution, we began distributing Canyon branded products fresh via our DSD distribution system during the first quarter of fiscal 2019.

•

Impact of adoption of the new lease accounting standard — We adopted the new lease accounting standard as of the beginning of fiscal 2019 using the modified retrospective method, as such, prior year amounts have not been restated.

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 20, 2019	April 21, 2018	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$—	$6,432	Note 3
Restructuring and related impairment charges	718	1,259	Note 3
Impairment of assets	—	2,483	Note 10
Loss (recovery) on inferior ingredients	(413)	—	Note 1
Canyon acquisition costs	22	—	Note 5
Legal settlements	150	1,350	Note 15
Executive retirement agreement	1,331	—
Pension plan settlement loss	—	4,668	Note 18
Multi-employer pension plan withdrawal costs	—	2,322	Note 18
	$1,808	$18,514

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of this multi-year project are outlined in the “Executive Overview” section below.  We incurred consulting costs associated with the project through fiscal 2018 and the amounts incurred during the first quarter of fiscal 2018 are presented in the table above.  These consulting costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Restructuring charges associated with Project Centennial – The following table details restructuring charges recorded during the sixteen weeks ended April 20, 2019 and April 21, 2018 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Employee termination benefits and other cash charges	$188	$1,259
Property, plant and equipment impairments	530	—
Total restructuring charges	$718	$1,259

In the current year quarter, restructuring charges primarily consisted of asset impairments related to manufacturing line closures and employee relocation costs.  In the prior year quarter, we incurred relocation and severance costs as part of the transition to the new organizational structure.  We continue to explore additional opportunities to streamline our core operations, but as of April 20, 2019 we cannot estimate the costs expected to be incurred for this initiative.

•

Loss (recovery) on inferior ingredients – Beginning in the second quarter of fiscal 2018 and continuing through the first quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  These costs totaled $1.3 million for the sixteen weeks ended April 20, 2019.  We received reimbursements for a portion of previously incurred costs in the amount of $1.7 million during the current quarter.  Although we anticipate incurring additional losses, we are not currently able to estimate the amount of such losses.  We continue to seek recovery of all losses through appropriate means.

•	Impairment of assets – During the first quarter of fiscal 2018, we recognized an impairment of $2.5 million on a non-IDP notes receivable in our results of operations.
•

Legal settlements – In the first quarters of fiscal 2019 and 2018, we reached agreements to settle distributor-related litigation in the aggregate amount of $0.15 million and $1.35 million, respectively, including plaintiffs’ attorney fees.  These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.  Additionally, we paid $4.3 million of settlements during the sixteen weeks ended April 20, 2019 and expect to pay an additional $4.8 million during the remainder of fiscal 2019 related to a settlement accrued for in fiscal 2018.

•

Executive retirement agreement – On February 15, 2019, Allen Shiver, president and chief executive officer of the company and a member of the Board of Directors, notified the company he will retire from these positions effective May 23, 2019.  In connection with Mr. Shiver’s retirement, the company and Mr. Shiver entered into a retirement agreement and general release, and as part of the agreement, Mr. Shiver will receive $1.3 million upon his retirement.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit payments as a single lump sum payment.  A settlement charge of $4.7 million was triggered in the first quarter of fiscal 2018 as a result of lump sums paid during the quarter.  On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1, effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1, 2008.  The Company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments during late 2019 (or early 2020) with the remaining balance transferred to an insurance company in the form of an annuity.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the Company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the Company estimates a final non-cash settlement charge of approximately $125.0 million.

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On August 18, 2017, the union participants of the MEPP Fund at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  This resulted in the recognition of an $18.3 million pension plan withdrawal liability (including transition payments) in the third quarter of fiscal 2017.  During the first quarter of fiscal 2018, this amount was revised for the final settlement and we recorded an additional $2.3 million of liability.  The transition payments of $3.1 million were made on November 3, 2017.  Of the remaining balance, we paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid in the second quarter of fiscal 2018.

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

In the second quarter of fiscal 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  We completed our transition to the new structure and began managing our business as one operating segment as of the beginning of fiscal 2019.  Prior to that time, the company managed its business and reported segment information in two operating segments, the DSD Segment and the Warehouse Segment.

Highlights

•	Major brands include Nature’s Own, Dave’s Killer Bread (“DKB”), Wonder, and Tastykake.
•	47 operating plants which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

Direct-store-distribution (“DSD”) of fresh bakery foods sold primarily by a network of independent distributors to retail and foodservice customers with access to over 85% of the U.S. population including the following areas:  East, South, Southwest, West Coast, and select markets in the Midwest, Nevada and Colorado.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 4.8% for the sixteen weeks ended April 20, 2019 compared to the same period in the prior year primarily due to the Canyon acquisition, growth from recently introduced products, continued sales growth of the DKB branded products, growth in store branded breads and rolls and positive price/mix.  Partially offsetting these increases were softer volume for foodservice products, vending items, which are primarily cake items, and store branded cake.  Subsequent to the first quarter of fiscal 2018, we introduced Nature’s Own Perfectly Crafted breads, Sun-Maid branded breakfast bread, and Dave’s Killer Bread Boomin’ Berry bagels and English muffins which contributed to the overall sales growth.

Net income for the sixteen weeks ended April 20, 2019 increased 28.5% primarily due to increased sales, a lower effective tax rate, and prior year Project Centennial consulting costs, pension plan settlement loss, and MEPP costs.

During the sixteen weeks ended April 20, 2019, we generated net cash flows from operations of $96.2 million and invested $20.8 million in capital expenditures.  Additionally, we paid $39.3 million in dividends to our shareholders and reduced our total indebtedness by $40.5 million.  During the sixteen weeks ended April 21, 2018, we generated net cash flows from operations of $97.1 million, invested $26.6 million in capital expenditures, paid $36.2 million in dividends to our shareholders and reduced our total indebtedness by $1.3 million.

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

The company implemented a plan to transition to these primary strategies beginning in fiscal 2017, with the transition intended to be completed by fiscal 2021. By executing on Project Centennial, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%.  The company defines EBITDA as income from operations adjusted for depreciation and amortization.

Flowers' priorities for fiscal 2017 and 2018 were to simplify and streamline our brand assortment, provide additional tools to IDPs to enable them to grow their businesses, reduce costs of purchased goods and services, and put in place a more efficient operating model for a national branded food company.

In fiscal 2019 and beyond, Flowers’ priorities are to continue proactively managing costs towards a lower cost operating model, executing against its stronger brand architecture, and evaluating strategic investments to complement its core business.  Benefits from these initiatives are expected to drive sales growth and EBITDA margins to achieve our stated long-term goals discussed above.

During fiscal 2016, we completed the diagnostic phase of Project Centennial, which identified the four strategic initiatives and outlined the timeline and financial targets described above.

During fiscal 2017, the company began the implementation phase of Project Centennial, and made significant progress on several initiatives, including  streamlining our brand assortment in key retail categories, reducing spend on purchased goods and services, closing a snack cake plant, hiring a chief marketing officer, completing the VSIP and other workforce reductions, and began transitioning to the company’s new organization structure, which establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.

In fiscal 2018, the company completed the implementation phase of Project Centennial, and made continued progress on its strategic priorities, including continued refinements to the organizational structure to align operating functions, drive accountability, generate additional cost savings, and identify new avenues for growth.  Some key accomplishments were the introduction of Nature’s Own Perfectly Crafted artisan-inspired, thick-sliced bakery style breads that contain no artificial preservatives, colors or flavors, no high fructose corn syrup, and are Non-GMO Project Verified; the introduction of Dave’s Killer Bread Boomin’ Berry bagels; increasing our marketing budget to support growth of newly launched products and core brands in growth markets; and the acquisition of Canyon, a leading brand of gluten-free bakery products.

On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus in the company’s long-term strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, and reduce costs.  Flowers has concluded that under the new organizational structure the company has one operating segment based on the nature of products that Flowers sells, an intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive office, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. Capital allocations, such as building a new bakery or other investments impact both BUs, as the two BUs are so intertwined in the production of products, sales, marketing and other functions. This change to one operating segment aligns with the company’s internal structure and investors’ desire to have consistent external reporting.  We completed our transition to the new structure and began managing our business as one operating segment as of the beginning of fiscal 2019.  Prior to that time, the company managed the business and reported segment information in two operating segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  On July 2, 2018, the company announced the appointment of A. Ryals McMullian to the COO position, which continued refinements to the organization structure.  On February 19, 2019, the Board of Directors announced that Mr. McMullian, the current COO, will assume the role of president and CEO, effective May 23, 2019; until then, Mr. McMullian will be transitioning to the CEO role.  We continue to explore additional opportunities to streamline our core operations, but as of April 20, 2019, we cannot estimate the costs expected to be incurred related to these initiatives.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see the Form 10-K for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K except as disclosed in Note 2, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, which details recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 20, 2019 and April 21, 2018, respectively, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 20, 2019	April 21, 2018	April 20, 2019	April 21, 2018	Dollars	%
Sales	$1,263,895	$1,206,453	100.0	100.0	$57,442	4.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	652,141	625,122	51.6	51.8	27,019	4.3
Selling, distribution and administrative expenses	476,049	454,463	37.7	37.7	21,586	4.7
Multi-employer pension plan withdrawal costs	—	2,322	—	0.2	(2,322)	NM
Restructuring and related impairment charges	718	1,259	0.1	0.1	(541)	NM
Impairment of assets	—	2,483	—	0.2	(2,483)	NM
Loss (recovery) on inferior ingredients	(413)	—	(0.0)	—	(413)	NM
Depreciation and amortization	44,819	44,189	3.5	3.7	630	1.4
Income from operations	90,581	76,615	7.2	6.4	13,966	18.2
Other components of net periodic pension and postretirement benefits expense (credit)	692	(735)	0.1	(0.1)	1,427	NM
Pension plan settlement loss	—	4,668	—	0.4	(4,668)	NM
Interest expense, net	3,824	2,901	0.3	0.2	923	31.8
Income tax expense	20,199	18,534	1.6	1.5	1,665	9.0
Net income	$65,866	$51,247	5.2	4.2	$14,619	28.5
Comprehensive income	$55,743	$75,419	4.4	6.3	$(19,676)	(26.1)

NM	Not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 20, 2019 COMPARED TO SIXTEEN WEEKS ENDED APRIL 21, 2018

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 20, 2019	April 21, 2018	April 20, 2019	April 21, 2018	Dollars	%
Branded retail	$755,630	$711,818	59.8	59.0	$43,812	6.2
Store branded retail	193,147	171,828	15.3	14.2	21,319	12.4
Non-retail and other	315,118	322,807	24.9	26.8	(7,689)	(2.4)
Total	$1,263,895	$1,206,453	100.0	100.0	$57,442	4.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	3.2
Volume	(0.2)
Acquisition	1.8
Total percentage change in sales	4.8

Sales increased due to the Canyon acquisition contribution, recent product introductions, continued growth in branded organic products, growth in store branded breads and buns, and overall positive price/mix.  These increases were partially offset by volume declines in store branded cake, vending items, and foodservice items.  The Canyon acquisition has extended our product offerings to include gluten-free items, both in the branded retail and store branded retail categories.  Prior to the acquisition, Canyon’s products were distributed by warehouse distribution.  During the first quarter of fiscal 2019, we began the rollout of Canyon’s branded products across our DSD distribution system and this will continue through the remainder of this year.

Branded retail sales increased due to the acquisition, the introduction of Nature’s Own Perfectly Crafted breads in the second quarter of fiscal 2018 and Sun-Maid breakfast bread late in the third quarter of fiscal 2018, as well as continued growth of DKB branded products and more favorable price/mix.  Sales of branded cake increased modestly quarter over quarter.  Store branded retail sales increased due primarily to volume growth in store branded breads and buns, positive price/mix, and the Canyon acquisition, partially offset by volume declines in store branded cake.  Significant volume declines for foodservice and vending items resulted in the decrease in non-retail and other sales, partly as a result of lost business due to receipt of inferior ingredients.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 20, 2019 % of Sales	April 21, 2018 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	29.2	29.1	0.1
Workforce-related costs	14.9	14.9	—
Other	7.5	7.8	(0.3)
Total	51.6	51.8	(0.2)

Costs were lower as a percent of sales due to improved sales and increased production volumes as compared to the same period in the prior year, partially offset by increases in outside purchases of product.  Rising commodity prices and increased labor costs were mostly offset with improved pricing/mix.  Sales and production costs continued to be negatively impacted by the effects from inferior ingredients although we cannot currently quantify these amounts.  We continue to expect ingredient prices to be higher for the remainder of fiscal 2019.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 20, 2019 % of Sales	April 21, 2018 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.2	11.1	0.1
Distributor distribution fees	14.8	14.5	0.3
Other	11.7	12.1	(0.4)
Total	37.7	37.7	—

In the current quarter, a larger portion of our sales were made through IDPs, combined with shifts in product mix, resulting in increased distributor distribution fees as a percent of sales, partially offset by Canyon’s sales being mostly warehouse delivered.  As discussed in the “Matters Affecting Comparability” section above, we recorded $1.3 million of expense related to the executive retirement agreement and this amount is included in workforce-related costs in the table above.  The decrease in the Other line item in the table above resulted from the prior year consulting costs associated with Project Centennial of $6.4 million, and lower legal fees and settlements quarter over quarter, partially offset by increased marketing investments and higher bad debt expense in the current quarter.

MEPP Costs, and Restructuring and Related Impairment Charges, Loss (Recovery) on Inferior Ingredients and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively unchanged quarter over quarter.  Increased amortization expense, due to amortizing the Canyon intangible assets acquired at the end of fiscal 2018, was mostly offset by lower depreciation expense.

Income from Operations

Income from operations increased as a percent of sales for the sixteen weeks ended April 20, 2019 compared to the sixteen weeks ended April 21, 2018 largely due to sales increases and prior year Project Centennial consulting costs, MEPP costs, and impairment of assets.

Other Components of Net Periodic Pension and Postretirement Benefits Expense (Credit) and Pension Plan Settlement Loss

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as part of the plan termination process as discussed in the “Matter Affecting Comparability” section above.  Additionally, in the prior year quarter, we recorded a $4.7 million pension plan settlement loss.

Net Interest Expense

Net interest expense increased due to higher average amounts outstanding under the company’s debt arrangements primarily due to funding the Canyon acquisition at the end of fiscal 2018, partially offset by increased interest income resulting from increased distributor notes receivable outstanding quarter over quarter.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 20, 2019 was 23.5% compared to 26.6% in the prior year quarter.  The decrease in the rate quarter over quarter was primarily due to windfalls related to the vesting of employee stock compensation awards compared to shortfalls in the prior year quarter.  The primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and the pension plan actuarial gain recognized in the prior year quarter, net of the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths and we do not anticipate significant risks to these cash flows in the foreseeable future.  Additionally, we strive to maintain a conservative financial position.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategies under Project Centennial;
•	paying dividends to our shareholders;
•	maintaining an investment grade credit rating;
•	making strategic acquisitions;

•	repurchasing shares of our common stock; and
•	making discretionary contributions to our qualified pension plans.

Liquidity Discussion for the Sixteen Weeks Ended April 20, 2019 and April 21, 2018

Cash and cash equivalents were $11.6 million at April 20, 2019 compared to $25.3 million at December 29, 2018. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 20, 2019	April 21, 2018	Change
Cash provided by operating activities	$96,178	$97,112	$(934)
Cash disbursed for investing activities	(20,390)	(27,429)	7,039
Cash disbursed for financing activities	(89,510)	(40,596)	(48,914)
Total change in cash	$(13,722)	$29,087	$(42,809)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018	Change
Depreciation and amortization	$44,819	$44,189	$630
Restructuring and related impairment charges	530	—	530
Impairment of assets	—	2,483	(2,483)
Stock-based compensation	3,179	3,375	(196)
Deferred income taxes	3,614	5,132	(1,518)
Pension and postretirement plans cost (income)	994	4,309	(3,315)
Other non-cash items	1,641	2,696	(1,055)
Net non-cash adjustment to net income	$54,777	$62,184	$(7,407)

•	Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018	Change
Changes in accounts receivable, net	$(23,832)	$(12,072)	$(11,760)
Changes in inventories, net	(2,555)	(2,325)	(230)
Changes in hedging activities, net	(13,089)	16,001	(29,090)
Changes in other assets and other accrued liabilities, net	19,904	(36,463)	56,367
Changes in accounts payable, net	(4,893)	28,540	(33,433)
Qualified pension plan contributions	—	(10,000)	10,000
Net changes in working capital and pension plan contributions	$(24,465)	$(16,319)	$(8,146)

•	Changes in accounts receivable primarily resulted from increased sales period over period.
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

The change in other assets primarily resulted from changing from an income tax receivable in the prior year to a payable in the current year, changes in deferred gains recorded in conjunction with the sale of distribution rights to IDPs, and prepaid rent amounts being included in other assets in the prior year and in right-to-use assets in the current quarter due to changes in lease accounting.  Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2019 and fiscal 2018, we paid $7.9 million and $28.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $1.2 million and $0.4 million was paid during the first quarter of fiscal 2019 and fiscal 2018, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  We paid $24.5 million of VSIP and other restructuring related charges in the first quarter of fiscal 2018.  During the sixteen weeks ended April 20, 2019, we paid $4.3 million of legal settlements, of which $4.2 million had been accrued for as of December 29, 2018.  In the prior year quarter, we paid $4.1 million of legal settlements which had been accrued for in prior periods.

•	The significant change in accounts payable resulted from extending our payment terms with certain of our suppliers during fiscal 2018 as well as increased ingredient costs.
•

We anticipate making a $2.5 million contribution to our defined benefit pension plans in the second half of fiscal 2019.  During the sixteen weeks ended April 21, 2018, we made voluntary contributions to these plans of $10.0 million. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 20, 2019 and April 21, 2018, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018	Change
Purchases of property, plant, and equipment	$(20,761)	$(26,550)	$5,789
Principal payments from notes receivable, net of repurchases of independent distributor territories	136	(1,378)	1,514
Proceeds from sale of property, plant and equipment	235	499	(264)
Net cash disbursed for investing activities	$(20,390)	$(27,429)	$7,039

•	We currently anticipate capital expenditures of $110 million to $120 million for fiscal 2019.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the sixteen weeks ended April 20, 2019 and April 21, 2018, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2019	April 21, 2018	Change
Dividends paid	$(39,296)	$(36,243)	$(3,053)
Exercise of stock options	—	791	(791)
Stock repurchases	(7,054)	(2,489)	(4,565)
Change in bank overdrafts	(788)	(1,405)	617
Net change in debt obligations	(40,500)	(1,250)	(39,250)
Payments on financing leases	(1,872)	—	(1,872)
Net cash disbursed for financing activities	$(89,510)	$(40,596)	$(48,914)

•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the sixteen weeks ended April 20, 2019 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid
February 15, 2019	March 1, 2019	March 15, 2019	$0.1800	$38,061

Additionally, we paid dividends of $1.2 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 20, 2019, we repurchased 0.3 million shares for $7.1 million under a share repurchase plan approved by our Board of Directors.  All shares repurchased by the company during the sixteen weeks ended April 20, 2019 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 20, 2019 and December 29, 2018, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 20, 2019	December 29, 2018	Variable Rate	Maturity
Long-term debt and right of use lease obligations	(Amounts in thousands)
2026 notes	$395,726	$395,550	Fixed Rate	2026
2022 notes	398,572	398,423	Fixed Rate	2022
The credit facility	121,000	—	Variable Rate	2022
The facility	18,000	177,000	Variable Rate	2020
Capital lease obligations	—	21,942
Right-of-use lease obligations	409,988	—		2035
Other notes payable	6,165	8,621		2020
	1,349,451	1,001,536
Current maturities of long-term debt and right-of-use lease obligations	62,262	10,896
Long-term debt and right-of-use lease obligations	$1,287,189	$990,640

Total stockholders' equity
Total stockholders' equity	$1,267,926	$1,258,267

The facility and credit facility are generally used for short-term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  There is no current portion payable over the next year for these obligations.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 20, 2019:

	Amount Available	For the Sixteen Weeks Ended April 20, 2019
	for Withdrawal at	Highest	Lowest
Facility	April 20, 2019	Balance	Balance
	(Amounts in thousands)
The facility	$173,100	$177,000	$14,500
The credit facility (1)	370,600	122,200	—
	$543,700

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the sixteen weeks ended April 20, 2019, the company borrowed $139.1 million in revolving borrowings under the credit facility and repaid $18.1 million in revolving borrowings. The proceeds were mostly used to reduce amounts outstanding under the facility.  The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 20, 2019, the company was in compliance with all restrictive covenants under our debt agreements.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 20, 2019, 0.3 million shares, at a cost of $7.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 20, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.

Off-Balance Sheet Arrangements

At April 20, 2019, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 20, 2019, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(22.7) million, based on quoted market prices.  Of this amount, approximately $(18.8) million relates to instruments that will be utilized in fiscal 2019, $(3.8) million that will be utilized in fiscal 2020, and $(0.1) million in fiscal years 2021 and 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 20, 2019, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $14.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

The adoption of ASC 842 at the beginning of fiscal 2019 required the implementation of new accounting processes, systems and business applications which changed our internal controls over lease accounting and financial reporting.

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

During the sixteen weeks ended April 20, 2019, 0.3 million shares, at a cost of $7.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 20, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.  The company currently has 6.2 million shares remaining available for repurchase under the share repurchase plan.  The table below sets forth the amounts of our common stock repurchased by the company during the first quarter of fiscal 2019 (amounts in thousands, except price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 — January 26, 2019	—		—	—		6,529
January 27, 2019 — February 23, 2019	336	*	$20.98	336	*	6,193
February 24, 2019 — March 23, 2019	—		—	—		6,193
March 24, 2019 — April 20, 2019	—		—	—		6,193
Total	—		—	—		6,193
	336			336
*

All shares repurchased by the company during the sixteen weeks ended April 20, 2019 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

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

10.1		—

Retirement Agreement and General Release, dated as of February 15, 2019, between Flowers Foods, Inc. and Allen L. Shiver (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 19, 2019, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended April 20, 2019.

101.INS	*	—	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

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

Date: May 15, 2019