Form 10-Q
period 2019-07-13
FLOWERS FOODS INC
filed 2019-08-07
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FLO	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2019, the registrant had 211,513,958 shares of common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 13, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,769	$25,306
Accounts and notes receivable, net of allowances of $6,319 and $5,751, respectively	311,550	287,482
Inventories, net:
Raw materials	44,623	44,502
Packaging materials	21,858	21,868
Finished goods	56,630	56,253
Inventories, net	123,111	122,623
Spare parts and supplies	67,083	65,076
Other	57,948	43,237
Total current assets	569,461	543,724
Property, plant and equipment, net:
Property, plant and equipment, gross	1,980,326	1,981,723
Less: accumulated depreciation	(1,266,936)	(1,237,876)
Property, plant and equipment, net	713,390	743,847
Financing lease right-of-use assets	23,430	—
Operating lease right-of-use assets	374,819	—
Notes receivable from independent distributor partners	201,729	204,125
Assets held for sale	5,299	6,606
Other assets	7,281	6,927
Goodwill	545,244	545,379
Other intangible assets, net	779,139	794,929
Total assets	$3,219,792	$2,845,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,942	$5,000
Current maturities of capital leases	—	5,896
Current maturities of financing leases	5,782	—
Current maturities of operating leases	51,625	—
Accounts payable	254,749	242,084
Other accrued liabilities	177,847	147,359
Total current liabilities	494,945	400,339

Noncurrent long-term debt	888,541	974,594
Noncurrent capital lease obligations	—	16,046
Noncurrent financing lease obligations	21,710	—
Noncurrent operating lease obligations	326,293	—
Total long-term debt and right-of-use lease liabilities	1,236,544	990,640
Other liabilities:
Postretirement/post-employment obligations	36,535	39,149
Deferred taxes	110,019	102,658
Other long-term liabilities	47,480	54,484
Total other long-term liabilities	194,034	196,291
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,215,740 shares and 17,834,378 shares, respectively	(226,290)	(231,648)
Capital in excess of par value	645,376	653,477
Retained earnings	981,846	945,410
Accumulated other comprehensive loss	(106,862)	(109,171)
Total stockholders’ equity	1,294,269	1,258,267
Total liabilities and stockholders’ equity	$3,219,792	$2,845,537

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Sales	$975,759	$941,283	$2,239,654	$2,147,736
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	508,552	488,871	1,160,693	1,113,993
Selling, distribution and administrative expenses	359,497	360,365	835,546	814,828
Depreciation and amortization	33,329	35,098	78,148	79,287
Loss (recovery) on inferior ingredients	—	3,884	(413)	3,884
Impairment of assets	—	—	—	2,483
Multi-employer pension plan withdrawal costs	—	—	—	2,322
Restructuring and related impairment charges	2,047	801	2,765	2,060
Income from operations	72,334	52,264	162,915	128,879
Interest expense	9,192	8,214	21,663	19,210
Interest income	(6,423)	(6,466)	(15,070)	(14,561)
Pension plan settlement loss	—	1,035	—	5,703
Other components of net periodic pension and postretirement benefits expense (credit)	519	(298)	1,211	(1,033)
Income before income taxes	69,046	49,779	155,111	119,560
Income tax expense	15,951	4,337	36,150	22,871
Net income	$53,095	$45,442	$118,961	$96,689
Net income per common share:
Basic:
Net income per common share	$0.25	$0.22	$0.56	$0.46
Weighted average shares outstanding	211,685	211,048	211,517	210,956
Diluted:
Net income per common share	$0.25	$0.21	$0.56	$0.46
Weighted average shares outstanding	211,957	211,507	211,924	211,443
Cash dividends paid per common share	$0.1900	$0.1800	$0.3700	$0.3500

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net income	$53,095	$45,442	$118,961	$96,689
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement loss	—	773	—	4,263
Net gain for the period	—	3,943	—	12,756
Amortization of prior service cost included in net income	60	35	139	61
Amortization of actuarial loss included in net income	1,177	865	2,746	1,941
Pension and postretirement plans, net of tax	1,237	5,616	2,885	19,021
Derivative instruments:
Net change in fair value of derivatives	12,140	(8,809)	2,547	1,661
(Gain) loss reclassified to net income	(945)	126	(3,123)	423
Derivative instruments, net of tax	11,195	(8,683)	(576)	2,084
Other comprehensive income (loss), net of tax	12,432	(3,067)	2,309	21,105
Comprehensive income	$65,527	$42,375	$121,270	$117,794

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 13, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at April 20, 2019	228,729,585	$199	$645,090	$969,067	$(119,294)	(17,269,408)	$(227,136)	$1,267,926
Net income				53,095				53,095
Derivative instruments, net of tax					11,195			11,195
Pension and postretirement plans, net of tax					1,237			1,237
Amortization of share-based compensation awards			1,132					1,132
Issuance of deferred compensation			(2)			113	2	—
Issuance of deferred stock awards			(844)			53,555	844	—
Dividends paid on vested share-based payment awards				(128)				(128)
Dividends paid — $.1900 per common share				(40,188)				(40,188)
Balances at July 13, 2019	228,729,585	$199	$645,376	$981,846	$(106,862)	(17,215,740)	$(226,290)	$1,294,269

	For the Twenty-Eight Weeks Ended July 13, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				118,961				118,961
Derivative instruments, net of tax					(576)			(576)
Pension and postretirement plans, net of tax					2,885			2,885
Cumulative effect of change in accounting principle				(2,915)				(2,915)
Amortization of share-based compensation awards			4,311					4,311
Issuance of deferred compensation			(3)			226	3	—
Performance-contingent restricted stock awards issued (Note 17)			(11,498)			885,123	11,498	—
Issuance of deferred stock awards			(911)			69,377	911	—
Stock repurchases						(336,088)	(7,054)	(7,054)
Dividends paid on vested share-based payment awards				(1,361)				(1,361)
Dividends paid — $.3700 per common share				(78,249)				(78,249)
Balances at July 13, 2019	228,729,585	$199	$645,376	$981,846	$(106,862)	(17,215,740)	$(226,290)	$1,294,269

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 14, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at April 21, 2018	228,729,585	$199	$649,763	$953,469	$(79,193)	(17,915,898)	$(232,707)	$1,291,531
Net income				45,442				45,442
Derivative instruments, net of tax					(8,683)			(8,683)
Pension and postretirement plans, net of tax					5,616			5,616
Amortization of share-based compensation awards			2,075					2,075
Issuance of deferred compensation			(84)			6,434	84	—
Issuance of deferred stock awards			(820)			63,180	820	—
Dividends paid on vested share-based payment awards				(87)				(87)
Dividends paid — $.1800 per common share				(37,959)				(37,959)
Balances at July 14, 2018	228,729,585	$199	$650,934	$960,865	$(82,260)	(17,846,284)	$(231,803)	$1,297,935

	For the Twenty-Eight Weeks Ended July 14, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				96,689				96,689
Derivative instruments, net of tax					2,084			2,084
Pension and postretirement plans, net of tax					19,021			19,021
Exercise of stock options			(151)			72,785	942	791
Amortization of share-based compensation awards			5,450					5,450
Issuance of deferred compensation			(121)			9,298	121	—
Performance-contingent restricted stock awards issued (Note 17)			(4,062)			313,906	4,062	—
Issuance of deferred stock awards			(1,054)			81,255	1,054	—
Stock repurchases						(120,147)	(2,489)	(2,489)
Dividends paid on vested share-based payment awards				(492)				(492)
Dividends paid — $.3500 per common share				(73,796)				(73,796)
Reclassification of stranded income tax effects to retained earnings				18,806	(18,806)
Balances at July 14, 2018	228,729,585	$199	$650,934	$960,865	$(82,260)	(17,846,284)	$(231,803)	$1,297,935

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$118,961	$96,689
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	1,781	—
Stock-based compensation	4,311	5,450
Impairment of assets	—	2,483
(Gain) loss reclassified from accumulated other comprehensive income to net income	(4,255)	488
Depreciation and amortization	78,148	79,287
Deferred income taxes	7,521	22,452
Provision for inventory obsolescence	416	1,186
Allowances for accounts receivable	6,554	2,308
Pension and postretirement plans cost	1,741	5,329
Other	1,352	(3,597)
Qualified pension plan contributions	—	(40,000)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(29,581)	(27,755)
Inventories, net	(904)	(5,625)
Hedging activities, net	1,950	(2,366)
Accounts payable	8,567	60,396
Other assets and accrued liabilities	11,495	(48,102)
NET CASH PROVIDED BY OPERATING ACTIVITIES	208,057	148,623
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,412)	(49,534)
Proceeds from sale of property, plant and equipment	543	1,290
Repurchase of independent distributor territories	(1,296)	(1,585)
Cash paid at issuance of notes receivable	(13,449)	(14,354)
Principal payments from notes receivable	15,815	14,632
Other investing activities	55	506
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(45,744)	(49,045)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(79,610)	(74,288)
Exercise of stock options	—	791
Stock repurchases	(7,054)	(2,489)
Change in bank overdrafts	(1,133)	3,333
Proceeds from debt borrowings	335,900	1,000
Debt obligation payments	(422,650)	(3,500)
Payments on financing leases	(3,303)	—
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(177,850)	(75,153)
Net (decrease) increase in cash and cash equivalents	(15,537)	24,425
Cash and cash equivalents at beginning of period	25,306	5,129
Cash and cash equivalents at end of period	$9,769	$29,554

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 29, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2019 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2019 (sixteen weeks), second quarter ended July 13, 2019 (twelve weeks), third quarter ending October 5, 2019 (twelve weeks) and fourth quarter ending December 28, 2019 (twelve weeks).

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

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
	(% of Sales)		(% of Sales)
Total	22.0	20.8	21.1	20.3

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 21.2% and 17.8%, on a consolidated basis, as of July 13, 2019 and December 29, 2018, respectively, of our trade receivables.

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

Leases.  Primarily, the company leases real estate for distribution, manufacturing and office use, along with production and IT equipment. The company applies the new guidance to individual leases of assets, except for certain leases that employ the portfolio method. See below for the company’s policy around application of the portfolio method.

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

The company presents operating lease payments as cash outflows from operating activities and financing lease payments as cash outflows from financing activities in the Condensed Consolidated Statements of Cash Flows.  The amortization of the right-of-use asset is presented in the same line item as the change in the operating lease liability in the other assets and accrued liabilities line item.

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

LOSS (RECOVERY) ON INFERIOR INGREDIENTS AND PRODUCT RECALL

Product Recall

On July 9, 2019, the company issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.

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

Beginning in the second quarter of fiscal 2018 and continuing through the first quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  We have received reimbursements for a portion of previously incurred costs.  These reimbursements are presented as recoveries on the ‘Loss (recovery) on inferior ingredients’ line item in our Condensed Consolidated Statements of Income.  Although we anticipate incurring additional losses, we are not currently able to estimate the amount of such losses.  We continue to seek recovery of all losses through appropriate means.  The table below presents the loss (recovery) on inferior ingredients (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Loss on inferior ingredients	$110	$3,884	$1,409	$3,884
Recovery on inferior ingredients	(110)	—	(1,822)	—
Loss (recovery) on inferior ingredients	$—	$3,884	$(413)	$3,884

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (ASC Topic 842, the “new standard”) that requires an entity to recognize lease liabilities and a right-of-use asset (“ROU assets” and “ROU liabilities”) for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements. This new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  The company adopted the new standard as of December 30, 2018 and applied the modified retrospective transition method.  The company also chose the optional transition relief provided in ASU No. 2018-11 which allows the company to apply the new standard in fiscal 2019 and to recognize a cumulative-effect adjustment to the adoption period opening balance of retained earnings.

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

During the second quarter of fiscal 2019, the company adopted new guidance on accounting for a cloud computing arrangement that is hosted by a vendor.  The company has elected the prospective transition method at adoption.  The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  This guidance will be applied prospectively.  Companies are required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure shall be provided in the first annual reporting period and in the interim period within the first annual reporting period when the company adopts this guidance.  This change to the guidance is effective for fiscal years beginning after December 15, 2019 (the company’s fiscal 2020).  Early adoption is permitted after January 1, 2017.  The company anticipates adopting this guidance in our fiscal 2020.  The company is currently evaluating the impact on our Condensed Consolidated Financial Statements.

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

In August 2018, the FASB issued guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the company’s fiscal 2021).  Disclosures were removed for the amounts in accumulated other comprehensive income (“AOCI”) expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates.  Additional disclosures include the weighted average interest crediting rate for plans with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.  This guidance shall be applied on a retrospective basis and can be early adopted.  The company is currently evaluating when this guidance will be adopted and the impact on our Condensed Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow revenue over time.  These priorities are as follows:

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations have been centralized to create standardization and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $2.2 million and $8.6 million for these non-restructuring consulting costs during the twelve and twenty-eight weeks ended July 14, 2018, respectively.  There were no consulting costs during the twelve and twenty-eight weeks ended July 13, 2019.

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

We began relocating certain employees during the third quarter of fiscal 2017 as we transitioned to the new structure.  Reorganization costs are recognized in the restructuring charges line item on the Condensed Consolidated Statements of Income.

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure and streamline operations and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded a credit of $0.6 million during the twenty-eight weeks ended July 14, 2018. These charges consisted primarily of employee severance and benefits-related costs and are recorded in the restructuring charges line item on our Condensed Consolidated Statements of Income.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial is expected to be completed by our fiscal 2021.

The company recognized impairment charges related to manufacturing line closures in the first quarter of fiscal 2019 and for a closed plant recorded in assets held for sale during the second quarter of fiscal 2019.  The plant is being sold to streamline our core operations.  This is recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income.  The company continues to explore additional opportunities to streamline our core operations, but as of July 13, 2019, we cannot estimate the additional costs expected to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative focuses on growing market share in underdeveloped markets.  Adjacencies are geographic and/or product categories that are expected to leverage our competitive advantages.  This can be achieved either organically with our high-potential brands or through strategic acquisitions.  As of July 13, 2019, we cannot estimate the costs expected to be incurred for this initiative.

The tables below present the components of costs associated with Project Centennial for the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018 (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 13, 2019
Restructuring and related impairment charges:
Reorganization costs	$42	$253
Impairment of assets	1,252	1,781
Employee termination benefits	753	731
Total Project Centennial restructuring costs	$2,047	$2,765

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 14, 2018	July 14, 2018
Restructuring and related impairment charges:
Reorganization costs	$801	$2,313
VSIP	—	(597)
Employee termination benefits	—	344
Restructuring and related impairment charges (1)	801	2,060
Project Centennial implementation costs (2)	2,215	8,647
Total Project Centennial restructuring and implementation costs	$3,016	$10,707

(1)	Presented on our Condensed Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the twenty-eight weeks ended July 13, 2019 and July 14, 2018 (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 29, 2018	$174	$227	$—	$401
Charges	—	731	253	984
Cash payments	—	(205)	(253)	(458)
Liability balance (3) at July 13, 2019	$174	$753	$—	$927

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(597)	344	2,313	2,060
Cash payments	(24,188)	(699)	(2,313)	(27,200)
Liability balance (3) at July 14, 2018	$237	$113	$—	$350

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

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

The lease term for real estate leases primarily ranges from one to 27 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to eight years. Transportation equipment generally has terms of less than one year up to seven years.  IT equipment is typically leased from less than a year up to five years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year, and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of July 13, 2019.

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

These contracts may also contain end term purchase options, whereby, the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of July 13, 2019. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During the twenty-eight weeks ended July 13, 2019, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

The reassessments and modifications as of, and for, the twenty-eight weeks ended July 13, 2019 resulted in a net increase in lease assets and liabilities of $4.9 million.

There were no other circumstances and/or triggering events that required reassessment as of July 13, 2019.

Other significant judgments and assumptions

During the twenty-eight weeks ended July 13, 2019, for all classes of assets, the company primarily used our incremental borrowing rates (“IBR”) to perform lease classification tests and measure lease liabilities because discount rates implicit in the company’s leases were not readily determinable.

See Note 2, Recent Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further details around adoption of the new lease standard, information around transition and effective date, along with the company’s significant accounting policies around the new standard.

Embedded leases

The company maintains a transportation agreement with an entity that transports a portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company has concluded that this agreement contains embedded leases for the trucks and trailers used to satisfy the service provider’s obligations to the company.  As of July 13, 2019, there were $16.7 million of financing right-of-use lease assets and $20.7 million of financing right-of-use lease liabilities for these trucks and trailers.  As of December 29, 2018, there was $21.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with these trucks and trailers.

Quantitative disclosures

Lease costs incurred by lease type, and/or type of payment for the twelve and twenty-eight weeks ended July 13, 2019 were as follows (in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 13, 2019
Lease cost:
Amortization of right-of-use assets	$1,541	$3,599
Interest on lease liabilities	219	532
Operating lease cost	16,316	37,680
Short-term lease cost	548	1,362
Variable lease cost	6,086	13,991
Total lease cost	$24,710	$57,164

Other supplemental quantitative disclosures as of, and for, the twelve and twenty-eight weeks ended July 13, 2019 were as follows (in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 13, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$219	$532
Operating cash flows from operating leases	$16,734	$38,971
Financing cash flows from financing leases	$1,431	$3,303
Right-of-use assets obtained in exchange for new financing lease liabilities	$36	$7,177
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,967	$16,633

Additional information on the IBR and remaining lease terms were as follows:

Weighted-average remaining lease term (years):
Financing leases	4.0
Operating leases	10.2
Weighted-average IBR (percentage):
Financing leases	3.5
Operating leases	4.1

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of July 13, 2019 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2019	$28,556	$2,786
2020	68,613	8,161
2021	54,604	5,883
2022	44,589	4,653
2023	39,471	6,232
2024 and thereafter	233,503	2,094
Total minimum lease payments	469,336	29,809
Less: amount of lease payments representing interest	91,418	2,317
Present value of future minimum lease payments	377,918	27,492
Less: current obligations under leases	51,625	5,782
Long-term lease obligations	$326,293	$21,710

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

5. ACQUISITION

On December 14, 2018, the company completed the acquisition of 100% of the outstanding membership interests of Canyon Bakehouse, LLC (“Canyon”), a leading gluten-free bread baker, from its members for total consideration of $205.2 million, including an earn-out recorded as contingent consideration.  We believe the acquisition of Canyon strengthens our position as the second-largest baker in the U.S. by giving us access to the fast-growing gluten-free bread category. The acquisition has been accounted for as a business combination.  The total goodwill recorded for this acquisition was $80.5 million and it is deductible for tax purposes.

During fiscal 2018, the company incurred $4.5 million of acquisition-related costs for Canyon. This table is based on preliminary valuations for the assets acquired, liabilities assumed, and the allocated intangible assets and goodwill.  The open valuations primarily relate to deferred taxes.  The acquisition-related costs were recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income. The following table summarizes the consideration paid for Canyon based on the fair value at the acquisition date (amounts in thousands):

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

Goodwill decreased $0.1 million from December 29, 2018 to July 13, 2019 due to changes in working capital, property, plant, and equipment, and the financial assets.  See Note 7, Goodwill and Other Intangible Assets, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for changes in goodwill.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$41,700	40.0	Straight-line
Customer relationships	36,400	25.0	Sum of year digits
Noncompete agreements	280	1.7	Straight-line
Total intangible assets	$78,380	32.9

The fair value of trade receivables was $3.6 million. The gross amount of the receivables was $3.7 million with $0.1 million determined to be uncollectible.  We did not acquire any other class of receivables as a result of the Canyon acquisition.

The contingent consideration liability was reviewed as of July 13, 2019 to determine the probable payment.  Changes in the fair value of the contingent consideration liability since acquisition are recognized as a selling, distribution, and administrative expense in the Condensed Consolidated Statements of Income.  The contingent consideration liability is recorded in other accrued liabilities on our Condensed Consolidated Balance Sheets.

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

During the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 13, 2019	July 14, 2018	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(33)	Interest expense
Commodity contracts	1,298	(135)	Cost of sales, Note 3
Total before tax	1,265	(168)	Total before tax
Tax (expense) benefit	(320)	42	Income tax expense
Total net of tax	945	(126)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(80)	(46)	Note 1
Settlement loss	—	(1,035)	Note 1
Actuarial losses	(1,575)	(1,157)	Note 1
Total before tax	(1,655)	(2,238)	Total before tax
Tax benefit	418	565	Income tax expense
Total net of tax	(1,237)	(1,673)	Net of tax
Total reclassifications	$(292)	$(1,799)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 13, 2019	July 14, 2018	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(77)	$(77)	Interest income (expense)
Commodity contracts	4,255	(488)	Cost of sales, Note 3
Total before tax	4,178	(565)	Total before tax
Tax (expense) benefit	(1,055)	142	Income tax expense
Total net of tax	3,123	(423)	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	(186)	(81)	Note 1
Settlement loss	—	(5,703)	Note 1
Actuarial losses	(3,673)	(2,597)	Note 1
Total before tax	(3,859)	(8,381)	Total before tax
Tax benefit	974	2,116	Income tax expense
Total net of tax	(2,885)	(6,265)	Net of tax
Total reclassifications	$238	$(6,688)	Net of tax

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

During the twenty-eight weeks ended July 13, 2019, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)
Other comprehensive income before reclassifications	2,547	—	2,547
Reclassified to earnings from AOCI	(3,123)	2,885	(238)
AOCI at July 13, 2019	$(4,711)	$(102,151)	$(106,862)

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

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018
Gross (gain) loss reclassified from AOCI into income	$(4,255)	$488
Tax (benefit) expense	1,074	(123)
Net of tax	$(3,181)	$365

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 13, 2019 and December 29, 2018, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 13, 2019	December 29, 2018
Goodwill	$545,244	$545,379
Amortizable intangible assets, net of amortization	572,539	588,329
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,324,383	$1,340,308

Changes in the carrying amount of goodwill during the twenty-eight weeks ended July 13, 2019 are presented in the table below and relate to the Canyon acquisition discussed in Note 5, Acquisition, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q (amounts in thousands):

Total
Outstanding at December 29, 2018	$545,379
Change in goodwill related to acquisition	(135)
Outstanding at July 13, 2019	$545,244

As of July 13, 2019 and December 29, 2018, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 13, 2019			December 29, 2018
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$413,092	$50,653	$362,439	$413,092	$44,711	$368,381
Customer relationships	318,021	109,560	208,461	318,021	99,904	218,117
Non-compete agreements	5,154	4,917	237	5,154	4,874	280
Distributor relationships	4,123	2,721	1,402	4,123	2,572	1,551
Total	$740,390	$167,851	$572,539	$740,390	$152,061	$588,329

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 13, 2019	$6,767
For the twelve weeks ended July 14, 2018	$5,975
For the twenty-eight weeks ended July 13, 2019	$15,790
For the twenty-eight weeks ended July 14, 2018	$13,942

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2019	$13,430
2020	$28,606
2021	$27,893
2022	$27,189
2023	$26,309

There were $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 13, 2019 and December 29, 2018. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,300 IDPs’ distribution rights as of July 13, 2019 and December 29, 2018, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 13, 2019	$6,423
For the twelve weeks ended July 14, 2018	$6,466
For the twenty-eight weeks ended July 13, 2019	$15,070
For the twenty-eight weeks ended July 14, 2018	$14,561

At July 13, 2019 and December 29, 2018, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 13, 2019	December 29, 2018
Distributor notes receivable	$229,130	$230,470
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	27,401	26,345
Long-term portion of distributor notes receivable	$201,729	$204,125

At July 13, 2019 and December 29, 2018, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 13, 2019 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,858	$397,380	2
2022 notes	$398,683	$416,752	2

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

As of July 13, 2019, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$179	$—	$—	$179
Other long-term	140	—	—	140
Total	319	—	—	319

Liabilities:
Other current	(5,819)	—	—	(5,819)
Other long-term	(842)	—	—	(842)
Total	(6,661)	—	—	(6,661)
Net Fair Value	$(6,342)	$—	$—	$(6,342)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into fiscal 2021. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 13, 2019 and December 29, 2018, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 13, 2019		December 29, 2018		July 13, 2019		December 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$179	Other current assets	$501	Other accrued liabilities	$5,819	Other accrued liabilities	$7,732
Commodity contracts	Other assets	140	Other assets	—	Other long-term liabilities	842	Other long-term liabilities	1,203
Total		$319		$501		$6,661		$8,935

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 13, 2019	July 14, 2018	into Income (Effective Portion)(2)	July 13, 2019	July 14, 2018
Interest rate contracts	$—	$—	Interest expense	$25	$25
Commodity contracts	12,140	(8,809)	Production costs(3)	(970)	101
Total	$12,140	$(8,809)		$(945)	$126

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 13, 2019	July 14, 2018	into Income (Effective Portion)(2)	July 13, 2019	July 14, 2018
Interest rate contracts	$—	$—	Interest expense	$58	$58
Commodity contracts	2,547	1,661	Production costs(3)	(3,181)	365
Total	$2,547	$1,661		$(3,123)	$423

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018, respectively, related to the company’s commodity risk hedges.

At July 13, 2019, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(44)	$73	$29
Expiring in 2019	(3,765)	—	(3,765)
Expiring in 2020	(846)	—	(846)
Expiring in 2021	(95)	—	(95)
Expiring in 2022	(34)	—	(34)
Total	$(4,784)	$73	$(4,711)

Derivative Transactions Notional Amounts

As of July 13, 2019, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$119,780
Soybean oil contracts	16,135
Natural gas contracts	14,236
Corn contracts	7,857
Total	$158,008

The company’s derivative instruments contain no credit-risk related contingent features at July 13, 2019.  As of July 13, 2019 and December 29, 2018, the company had $14.8 million and $15.4 million, respectively, in other current assets representing collateral for hedged positions.  There were no amounts representing collateral recorded in other accrued liabilities for hedged positions as of July 13, 2019 and December 29, 2018.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 13, 2019	December 29, 2018
Prepaid assets	$17,937	$22,286
Recovery from legal settlement in principle	21,000	—
Fair value of derivative instruments	179	501
Collateral to counterparties for derivative positions	14,774	15,408
Income taxes receivable	1,870	3,917
Other	2,188	1,125
Total	$57,948	$43,237

The recovery from legal settlement in principle represents funds in the amount of $21.0 million that are expected to be paid by the company’s insurance provider to the plaintiffs at final settlement of a lawsuit.  See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	July 13, 2019	December 29, 2018
Unamortized financing fees	$1,159	$1,391
Investments	3,223	3,125
Fair value of derivative instruments	140	—
Deposits	2,000	2,257
Other	759	154
Total	$7,281	$6,927

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line item on the Condensed Consolidated Statements of Income.

11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 13, 2019	December 29, 2018
Employee compensation	$24,927	$19,469
VSIP liabilities	174	174
Employee vacation	25,128	23,345
Employee bonus	10,878	7,931
Fair value of derivative instruments	5,819	7,732
Self-insurance reserves	29,889	29,353
Bank overdraft	9,416	10,550
Accrued interest	9,092	8,152
Accrued other taxes	12,775	5,661
Accrued advertising	7,321	3,145
Accrued legal settlements	21,000	9,053
Accrued legal costs	3,552	3,874
Contingent acquisition consideration	4,862	4,700
Accrued short-term deferred income	5,617	5,525
Other	7,397	8,695
Total	$177,847	$147,359

See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

12. ASSETS HELD FOR SALE

The company repurchases distribution rights from IDPs in circumstances when the company decides to exit a territory or, in some cases, when the IDP elects to terminate its relationship with the company. In most of the distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the IDP. In the event an IDP terminates its relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The IDPs may also sell their distribution rights to another person or entity. Distribution rights purchased from IDPs and operated as company-owned territories are recorded on the Condensed Consolidated Balance Sheets in the line item assets held for sale while the company actively seeks another IDP to purchase the distribution rights for the territory.  Distribution rights held for sale and operated by the company are sold to IDPs at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 13, 2019 and December 29, 2018, respectively (amounts in thousands):

	July 13, 2019	December 29, 2018
Distributor territories	$2,934	$3,188
Property, plant and equipment	2,365	3,418
Total assets held for sale	$5,299	$6,606

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at July 13, 2019 and December 29, 2018, respectively (amounts in thousands):

	July 13, 2019	December 29, 2018
Unsecured credit facility	$60,000	$—
2026 notes	395,858	395,550
2022 notes	398,683	398,423
Accounts receivable securitization facility	34,000	177,000
Other notes payable	4,942	8,621
	893,483	979,594
Current maturities of long-term debt	4,942	5,000
Total long-term debt	$888,541	$974,594

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at July 13, 2019 and December 29, 2018 which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 13, 2019, and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $34.0 million and $177.0 million outstanding under the facility on July 13, 2019 and December 29, 2018, respectively.  As of July 13, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $155.8 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.1 million on July 13, 2019 and $0.2 million on December 29, 2018, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of July 13, 2019 and December 29, 2018, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender. Under the amended and restated credit agreement, our credit facility (the “credit facility”) is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of November 29, 2022; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.575% and (2) Eurodollar loans with a range of 0.575% to 1.575%, in each case, based on the leverage ratio of the company and its subsidiaries; (iii) an applicable facility fee with a range of 0.05% to 0.30%, due quarterly on all commitments under the amended and restated credit agreement, based on the leverage ratio of the company and its subsidiaries; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of July 13, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.0 million and $1.2 million on July 13, 2019 and December 29, 2018, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 13, 2019.

Amount (thousands)
Balance at December 29, 2018	$—
Borrowings	154,400
Payments	(94,400)
Balance at July 13, 2019	$60,000

The table below presents the net amount available under the credit facility as of July 13, 2019:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(60,000)
Letters of credit	(8,400)
Available for withdrawal	$431,600

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 13, 2019:

Amount (thousands)
High balance	$122,200
Low balance	$—

Aggregate maturities of debt outstanding as of July 13, 2019 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2019	$1,250
2020	37,750
2021	—
2022	460,000
2023	—
2024 and thereafter	400,000
Total	$899,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 13, 2019 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$4,142	$395,858
2022 notes	400,000	1,317	398,683
Other notes payable	5,000	58	4,942
Total	$805,000	$5,517	$799,483

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

14. VARIABLE INTEREST ENTITIES

Transportation agreement variable interest entity (the “VIE”) analysis

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. As of December 29, 2018, this entity qualified as a VIE, but the company determined it was not the primary beneficiary of the VIE because the company did not (i) have the ability to direct the significant activities of the VIE and (ii) provide any implicit or explicit guarantees or other financial support to the VIE for specific return or performance benchmarks. In addition, we did not provide, nor did we intend to provide, financial or other support to the entity.

The company reconsidered our relationship with the entity during the second quarter of fiscal 2019 because the entity was sold and have concluded the entity is no longer a VIE.

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of July 13, 2019 and December 29, 2018, there was $182.5 million and $154.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

15. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company records self-insurance reserves, excluding the distributor litigation discussed below, as an other accrued liability on our Condensed Consolidated Balance Sheets. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 15 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twelve of these lawsuits seek class and/or collective action treatment. The remaining three cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in eight of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015
Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

On May 16, 2019, the Court

denied defendants’ motion to

decertify the FLSA class and

granted Plaintiff’s motion to

certify under Federal Rule of

Civil Procedure 23 a state law

class of distributors who

operated in the state of Vermont.

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

Since the beginning of our fiscal 2018, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

On September 5, 2018, the court

dismissed this lawsuit and

approved an agreement to settle

this matter for approximately

$1.3 million, comprised of $0.4

million in settlement funds, $0.9

million in attorneys’ fees, and a

collective $0.1 million for

service awards and incentives

for class members who are

active distributors not to opt

out of certain portions of the

new distributor agreement.

The settlement consisted of 27

class members. This settlement

charge was recorded as a selling,

distribution and administrative

expense in our Condensed Consolidated

Statements of Income during

the first quarter of fiscal 2018.

This settlement was paid on

November 19, 2018.

Green et al. v. Flowers Foods, Inc. et al.	1:19-cv-01021	U.S. District Court Western District of Tennessee	2/1/2019	*

*

On September 7, 2018, the company negotiated a global settlement to resolve 12 pending collective action lawsuits against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consisted of approximately 900 members.  The settlement also contained certain non-economic terms intended to strengthen and enhance the independent contractor model, which remains in place.  On February 1, 2019, plaintiffs' counsel filed a consolidated complaint with the United States District Court for the Western District of Tennessee to obtain judicial approval of the parties' global settlement.  The court approved the global settlement on February 27, 2019.  Thereafter, the parties moved to dismiss the 12 settled lawsuits with prejudice. This settlement was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the third quarter of fiscal 2018.  A total of $4.2 million was paid in March 2019, and a second payment of $3.5 million was made in June 2019.  The remainder of the settlement funds ($1.3 million) reverted to Flowers per the terms of the settlement, and was recorded as a reduction of selling, distribution and administrative expense in our Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended July 13, 2019.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2 016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws, and will allow others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court scheduled a hearing on the class certification motion for February 28, 2019.  On May 10, 2019, the parties filed a notice of settlement informing the court that a settlement in principle of the case had been reached.  On July 12, 2019, lead plaintiff and Plaintiff Chris B. Hendley filed an unopposed motion for (1) preliminary approval of the class action settlement; (2) certification of the settlement class; and (3) approval of notice to the settlement class.  Also on July 12, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which (along with its exhibits) sets forth in detail the terms of the settlement and the releases of all claims against the Defendants.  The Stipulation and settlement remain subject to court approval.  The settlement in principle is for $21.0 million and is expected to be paid by the company’s insurance provider.  This amount is recorded on the company’s Condensed Consolidated Balance Sheet as of July 13, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.

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

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net income	$53,095	$45,442	$118,961	$96,689
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,685	211,048	211,517	210,956
Basic earnings per common share	$0.25	$0.22	$0.56	$0.46
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,685	211,048	211,517	210,956
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	272	459	407	487
Diluted weighted average shares outstanding for common stock	211,957	211,507	211,924	211,443
Diluted earnings per common share	$0.25	$0.21	$0.56	$0.46

There were 54,360 and 65,390 anti-dilutive shares during the twelve and twenty-eight weeks ended July 13, 2019, respectively.  There were no anti-dilutive shares during the twelve and twenty-eight weeks ended July 14, 2018.

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

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  There were no grants to employees during fiscal 2018.  Information on grants to employees during fiscal 2019 is discussed below.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that were vested and fully exercised by the end of our first quarter of fiscal 2018.  The company’s final 72,785 stock options, with an exercise price of $10.87, outstanding on December 30, 2017 were exercised during the first quarter of fiscal 2018.   There are no outstanding NQSOs as of July 13, 2019.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 14, 2018 were as follows (amounts in thousands):

July 14, 2018
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

On May 23, 2019, the company’s CEO received an award of TSR Shares that brings his total grant equal to the CEO’s target award (“promotion award”).  This grant will be measured under the same guidelines as the December 30, 2018 grant of TSR Shares described above.  The company’s former CEO forfeited 112,840 TSR shares at his retirement on May 23, 2019.

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019
Shares granted	440	11
Vesting date	3/1/2022	3/1/2022
Fair value per share	$21.58	$27.23

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

On May 23, 2019, the company’s CEO received a promotion award of ROIC Shares.  This grant will be measured under the same guidelines as the December 30, 2018 grant of ROIC Shares described above. The company’s former CEO forfeited 112,840 ROIC shares at his retirement on May 23, 2019.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019
Shares granted	440	11
Vesting date	3/1/2022	3/1/2022
Fair value per share	$18.29	$23.08

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 13, 2019 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 29, 2018	779	$21.64
Initial grant at target	903	$20.06
Grant reduction for not achieving the ROIC modifier	(97)	$19.97
Grant increase for achieving the TSR modifier	206	$23.31
Vested	(885)	$22.21
Forfeited	(241)	$20.18
Nonvested shares at July 13, 2019	665	$20.11

As of July 13, 2019, there was $11.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.63 years. The total intrinsic value of shares vested during the twelve and twenty-eight weeks ended July 13, 2019 was $18.6 million.

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

On May 23, 2019, the company’s CEO was granted TBRSU Shares of approximately $1.0 million pursuant to the Omnibus Plan.  This award will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this period.  Vesting will also occur in the event of the CEO’s death or disability, but not his retirement if prior to the fourth anniversary of the grant date.  Dividends will accrue on the award and will be paid to the CEO on the vesting date for all shares that vest.  There were 43,330 shares issued for this award at a fair value of $23.08 per share.

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019
Shares granted	244	43
Vesting date	Equally over 3 years	5/23/2023
Fair value per share	$18.29	$23.08

The TBRSU Shares activity for the twenty-eight weeks ended July 13, 2019 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 29, 2018	—	$—
Granted	288	19.01
Forfeitures	(9)	18.29
Nonvested shares at July 13, 2019	279	$19.03	2.78	$5,471

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During fiscal 2019, non-employee directors elected to receive an aggregate of 2,707 common shares for board retainer deferrals pursuant to the Omnibus Plan.  A total of 5,180 common shares were vested and issued for previous board retainer deferrals.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.  During fiscal 2018, non-employee directors received an aggregate of 65,000 shares for their annual grant pursuant to the Omnibus Plan that vested during the twelve weeks ended July 13, 2019.  During fiscal 2019, non-employee directors received an aggregate of 46,240 shares for their annual grant pursuant to the Omnibus Plan.

The deferred stock activity for the twenty-eight weeks ended July 13, 2019 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 29, 2018	66	$19.93
Vested	(66)	$19.93
Granted	49	$22.31
Nonvested shares at July 13, 2019	49	$22.31	0.87	$1,092

As of July 13, 2019, there was $0.9 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.87 years.  The total intrinsic value of shares vested during the twelve and twenty-eight weeks ended July 13, 2019 was $1.4 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended  July 13, 2019 and July 14, 2018, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 13, 2019	July 14, 2018
Performance-contingent restricted stock awards	$508	$1,720
TBRSU Shares	354	—
Deferred stock awards	270	356
Total stock-based compensation	$1,132	$2,076

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018
Performance-contingent restricted stock awards	$2,865	$4,573
TBRSU Shares	802	—
Deferred and restricted stock	644	877
Total stock-based compensation	$4,311	$5,450

18. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 13, 2019 compared to accounts at December 29, 2018 (amounts in thousands):

	July 13, 2019	December 29, 2018
Current liability	$1,283	$1,283
Noncurrent liability	$36,535	$39,149
Accumulated other comprehensive loss, net of tax	$102,151	$105,036

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

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  The company continues to recognize settlement accounting charges each year as a result of the ongoing lump sum payments from the plan.  Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018 and, as a result, recorded settlement charges in each quarter of fiscal 2018.  There were no settlement charges during the twenty-eight weeks ended July 13, 2019.

The company used a measurement date of December 31, 2018 for the defined benefit and postretirement benefit plans described below.

The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018 and an additional $30.0 million during the second quarter of fiscal 2018.  There were no contributions made during the first or second quarters of fiscal 2019.  We expect to contribute $2.5 million during the third quarter of fiscal 2019.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Service cost	$163	$216	$378	$504
Interest cost	2,752	3,123	6,425	6,247
Expected return on plan assets	(3,957)	(4,678)	(9,233)	(10,085)
Settlement loss	—	1,035	—	5,703
Amortization of prior service cost	89	95	208	195
Amortization of net loss	1,638	1,256	3,822	2,829
Total net periodic pension cost (income)	$685	$1,047	$1,600	$5,393

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

The net periodic postretirement income for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Service cost	$65	$66	$153	$155
Interest cost	69	54	160	127
Amortization of prior service credit	(9)	(49)	(22)	(114)
Amortization of net gain	(63)	(99)	(149)	(232)
Total net periodic postretirement income	$62	$(28)	$142	$(64)

The components of net periodic postretirement benefits income other than the service cost are included in the other components of net periodic pension and postretirement benefits credit line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Total cost and employer contributions	$6,370	$6,213	$14,873	$13,545

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

19. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ended July 13, 2019 was 23.3% compared to 19.1% for the twenty-eight weeks ended July 14, 2018. The increase in the rate was primarily due to a prior year tax benefit of $5.6 million recorded to adjust provisional taxes for tax reform enacted in December 2017. During the twenty-eight weeks ended July 13, 2019, the primary differences in the effective rate and the statutory rate are state income taxes, and windfall tax benefits on stock-based compensation.

During the twenty-eight weeks ended July 13, 2019, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of July 13, 2019, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 13, 2019, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 13, 2019 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

•

Product recall — On July 9, 2019, we issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  We are not currently aware of any confirmed injuries or illnesses. We incurred costs related to lost production time, scrapped inventory, and product removal, among other costs, of approximately $0.5 million during the second quarter of fiscal 2019, however, we cannot currently estimate the impact of the recall on future periods.

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

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Project Centennial consulting costs	$—	$2,215	$—	$8,647	Note 3
Restructuring and related impairment charges	2,047	801	2,765	2,060	Note 3
Impairment of assets	—	—	—	2,483	Note 10
Loss (recovery) on inferior ingredients	—	3,884	(413)	3,884	Note 1
Canyon acquisition costs	—	—	22	—	Note 5
Legal settlements (recovery)	(1,286)	8,345	(1,136)	9,695	Note 15
Executive retirement agreement	(568)	—	763	—
Pension plan settlement loss	—	1,035	—	5,703	Note 18
Multi-employer pension plan withdrawal costs	—	—	—	2,322	Note 18
	$193	$16,280	$2,001	$34,794

In the second quarter of fiscal 2018, we recognized an income tax benefit of $5.6 million to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in 2017, which partially offset the net expense amount of the pre-tax items detailed above.

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of this multi-year project are outlined in the “Executive Overview” section below.  We incurred consulting costs associated with the project through fiscal 2018 and the amounts incurred during the twelve and twenty-eight weeks ended July 14, 2018 are presented in the table above.  These consulting costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Restructuring and related impairment charges – The following table details restructuring charges recorded during the twelve and twenty-eight weeks ended July 13, 2019 and July 14, 2018 (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Employee termination benefits and other cash charges	$796	$801	$984	$2,060
Property, plant and equipment impairments	1,251	—	1,781	—
Total restructuring and related impairment charges	$2,047	$801	$2,765	$2,060

In the current year, restructuring charges primarily consisted of asset impairments related to a closed bakery included in assets held for sale, manufacturing line closures, and severance and employee relocation costs.  In the prior year, costs incurred were for relocation and severance costs as part of the transition to the new organizational structure.  We continue to explore additional opportunities to streamline our core operations, but as of July 13, 2019 we cannot estimate the costs expected to be incurred for this initiative.

•

Loss (recovery) on inferior ingredients – Beginning in the second quarter of fiscal 2018 and continuing through the second quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  These costs totaled $0.1 million and $1.4 million, respectively, for the twelve and twenty-eight weeks ended July 13, 2019.  These costs were $3.9 million for both the twelve and twenty-eight weeks ended July 14, 2018.  We received reimbursements for a portion of previously incurred costs in the amounts of $0.1 million and $1.8 million, respectively, during the twelve and twenty-eight weeks ended July 13, 2019.  We continue to seek recovery of all losses through appropriate means.

•	Impairment of assets – During the first quarter of fiscal 2018, we recognized an impairment of $2.5 million on a non-IDP notes receivable in our results of operations.
•

Legal settlements – Through the second quarter of fiscal 2019 and 2018, we reached agreements to settle distributor-related litigation in the aggregate amount of $0.15 million and $9.7 million, respectively, including plaintiffs’ attorney fees.  Additionally, during the second quarter of fiscal 2019, we recorded a benefit of $1.3 million related to an adjustment of a prior year settlement based on the final amount paid.  These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Executive retirement agreement – On February 15, 2019, Allen Shiver, president and chief executive officer of the company and a member of the Board of Directors, notified the company he would be retiring from these positions effective May 23, 2019.  In connection with Mr. Shiver’s retirement, the company and Mr. Shiver entered into a retirement agreement and general release, and as part of the agreement, Mr. Shiver was paid $1.3 million upon his retirement, which was expensed in the first quarter of fiscal 2019.  Additionally, upon his retirement in the second quarter of fiscal 2019, we recognized a benefit of $0.6 million related to the forfeiture of his unvested long-term incentive stock awards.  These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit payments as a single lump sum payment.  Settlement charges of $4.7 million and $1.0 million were triggered in the first quarter and second quarters of fiscal 2018, respectively, as a result of lump sums paid during those quarters.  On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1, effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1, 2008.  The Company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments during late 2019 (or early 2020) with the remaining balance transferred to an insurance company in the form of an annuity.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the Company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the Company estimates a final non-cash settlement charge of approximately $125.0 million.

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

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the U.S. We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  We are focused on opportunities for growth within the baked foods category and seek to have our products available wherever bakery foods are consumed or sold — whether in homes, restaurants, fast food outlets, institutions, supermarkets, convenience stores, or vending machines.

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
•

Direct-store-distribution (“DSD”) of fresh bakery foods sold primarily by a network of independent distributors to retail and foodservice customers with access to over 85% of the U.S. population including the following areas:  East, South, Southwest, West Coast, Northwest, and select markets in the Midwest, Nevada and Colorado.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 3.7% for the twelve weeks ended July 13, 2019 compared to the same period in the prior year primarily due to the Canyon acquisition, growth in store branded breads and rolls, increased sales of branded breakfast items, continued sales growth of DKB branded deli-style breads, and positive price/mix.  Partially offsetting these increases were declines in foodservice sales and softer volume for cake items.

Sales increased 4.3% for the twenty-eight weeks ended July 13, 2019 compared to the same period in the prior year primarily due to the Canyon acquisition, continued sales growth of the DKB branded products, growth from recently introduced branded products, growth in store branded breads and rolls, and positive price/mix.  Partially offsetting these increases were softer volume for foodservice products.  Since the first quarter of fiscal 2018, we have introduced Nature’s Own Perfectly Crafted breads, Sun-Maid branded breakfast bread, and Dave’s Killer Bread Boomin’ Berry bagels and English muffins which contributed to the overall sales growth.

Net income for the twelve weeks ended July 13, 2019 increased 16.8% primarily due to increased sales, and prior year legal settlements and related expenses, loss on inferior ingredients and Project Centennial consulting costs.  The increase was partially offset by the $5.6 million income tax benefit recorded in the prior year quarter and rising workforce-related costs and higher bad debt expense in the current quarter.

Net income for the twenty-eight weeks ended July 13, 2019 increased 23.0% primarily due to increased sales and prior year legal settlements and related expenses, Project Centennial consulting costs, loss on inferior ingredients, pension plan settlement losses, and MEPP costs.   A significantly lower effective tax rate in the prior year and rising workforce-related costs and higher bad debt expense in the current year partially offset the overall increase.

During the twenty-eight weeks ended July 13, 2019, we generated net cash flows from operations of $208.1 million and invested $47.4 million in capital expenditures.  Additionally, we paid $79.6 million in dividends to our shareholders and reduced our total indebtedness by $86.8 million.  During the twenty-eight weeks ended July 14, 2018, we generated net cash flows from operations of $148.6 million, invested $49.5 million in capital expenditures, paid $74.3 million in dividends to our shareholders and reduced our total indebtedness by $2.5 million.

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

In fiscal 2019 and beyond, Flowers’ priorities are to continue proactively pursuing a lower cost operating model, executing against its stronger brand architecture, and evaluating strategic investments to complement its core business.  Benefits from these initiatives are expected to drive sales growth and EBITDA margins to achieve our stated long-term goals discussed above.

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

On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus in the company’s long-term strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, and reduce costs.  Flowers has concluded that under the new organizational structure the company has one operating segment based on the nature of products that Flowers sells, an intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. Capital allocations, such as building a new bakery or other investments impact both BUs, as the two BUs are so intertwined in the production of products, sales, marketing and other functions. This change to one operating segment aligns with the company’s internal structure and investors’ desire to have consistent external reporting.  We completed our transition to the new structure and began managing our business as one operating segment as of the beginning of fiscal 2019.  Prior to that time, the company managed the business and reported segment information in two operating segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  We continue to explore additional opportunities to streamline our core operations, but as of July 13, 2019, we cannot estimate the costs expected to be incurred related to these initiatives.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 13, 2019 and July 14, 2018, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018	Dollars	%
Sales	$975,759	$941,283	100.0	100.0	$34,476	3.7
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	508,552	488,871	52.1	51.9	19,681	4.0
Selling, distribution and administrative expenses	359,497	360,365	36.8	38.3	(868)	(0.2)
Restructuring and related impairment charges	2,047	801	0.2	0.1	1,246	NM
Loss (recovery) on inferior ingredients	—	3,884	—	0.4	(3,884)	NM
Depreciation and amortization	33,329	35,098	3.4	3.7	(1,769)	(5.0)
Income from operations	72,334	52,264	7.4	5.6	20,070	38.4
Other components of net periodic pension and postretirement benefits expense (credit)	519	(298)	0.1	(0.0)	817	NM
Pension plan settlement loss	—	1,035	—	0.1	(1,035)	NM
Interest expense, net	2,769	1,748	0.3	0.2	1,021	58.4
Income tax expense	15,951	4,337	1.6	0.5	11,614	267.8
Net income	$53,095	$45,442	5.4	4.8	$7,653	16.8
Comprehensive income	$65,527	$42,375	6.7	4.5	$23,152	54.6

NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 13, 2019 and July 14, 2018, respectively, are set forth below (dollars in thousands):

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018	Dollars	%
Sales	$2,239,654	$2,147,736	100.0	100.0	$91,918	4.3
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,160,693	1,113,993	51.8	51.9	46,700	4.2
Selling, distribution and administrative expenses	835,546	814,828	37.3	37.9	20,718	2.5
Multi-employer pension plan withdrawal costs	—	2,322	—	0.1	(2,322)	NM
Restructuring and related impairment charges	2,765	2,060	0.1	0.1	705	NM
Impairment of assets	—	2,483	—	0.1	(2,483)	NM
Loss (recovery) on inferior ingredients	(413)	3,884	(0.0)	0.2	(4,297)	NM
Depreciation and amortization	78,148	79,287	3.5	3.7	(1,139)	(1.4)
Income from operations	162,915	128,879	7.3	6.0	34,036	26.4
Other components of net periodic pension and postretirement benefits expense (credit)	1,211	(1,033)	0.1	(0.0)	2,244	NM
Pension plan settlement loss	—	5,703	—	0.3	(5,703)	NM
Interest expense, net	6,593	4,649	0.3	0.2	1,944	41.8
Income tax expense	36,150	22,871	1.6	1.1	13,279	58.1
Net income	$118,961	$96,689	5.3	4.5	$22,272	23.0
Comprehensive income	$121,270	$117,794	5.4	5.5	$3,476	3.0

TWELVE WEEKS ENDED JULY 13, 2019 COMPARED TO TWELVE WEEKS ENDED JULY 14, 2018

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018	Dollars	%
Branded retail	$585,957	$560,128	60.1	59.5	$25,829	4.6
Store branded retail	162,863	147,432	16.7	15.7	15,431	10.5
Non-retail and other	226,939	233,723	23.2	24.8	(6,784)	(2.9)
Total	$975,759	$941,283	100.0	100.0	$34,476	3.7

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	1.9
Volume	(0.1)
Acquisition	1.9
Total percentage change in sales	3.7

Sales increased due to the Canyon acquisition contribution, growth in branded breakfast items primarily under the DKB and Sun-Maid labels, growth in store branded breads and buns, continued growth in branded organic deli-style breads, and overall positive price/mix.  These increases were partially offset by volume declines in foodservice and to a lesser extent cake items.  We incurred higher promotional activity in the prior year quarter associated with the launch of Nature’s Own Perfectly Crafted breads.  The Canyon acquisition has extended our product offerings to include gluten-free items, both in the branded retail and store branded retail categories.  Prior to the acquisition, Canyon’s products were distributed by warehouse distribution.  During the first quarter of fiscal 2019, we began the rollout of Canyon’s branded products across our DSD distribution system and this will continue through the remainder of this year.

Branded retail sales increased due to the Canyon acquisition, continued growth of DKB branded products, as well as the introduction of Sun-Maid breakfast bread late in the third quarter of fiscal 2018, and more favorable price/mix.  Sales of branded cake decreased quarter over quarter mainly due to softer volume resulting from product rationalization and a competitive environment.  Store branded retail sales increased due to gluten-free store branded items produced by Canyon, volume growth from additional distribution, other store branded breads and buns, and positive price/mix, partially offset by volume declines in store branded cake.  Significant volume declines for foodservice and vending items resulted in the decrease in non-retail and other sales, partly as a result of lost business due to receipt of inferior ingredients in prior periods.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 13, 2019 % of Sales	July 14, 2018 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	29.3	29.8	(0.5)
Workforce-related costs	15.0	14.8	0.2
Other	7.8	7.3	0.5
Total	52.1	51.9	0.2

Costs were higher quarter over quarter as a percent of sales due to rising workforce-related costs, lower production volumes and decreased manufacturing efficiencies, partially offset by improved sales price/mix and lower ingredient costs.  The product recall in the current quarter, discussed above, also negatively impacted sales and production costs.  Ingredient costs were lower as percent of sales due to lower prices for organic ingredients and non-organic flour and decreased promotional activity in the current quarter, partially offset by higher prices for yeast, softeners and other ingredients. Both sales and production costs continue to be negatively impacted by the effects from inferior ingredients although we cannot currently quantify these amounts.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 13, 2019 % of Sales	July 14, 2018 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	10.4	10.3	0.1
Distributor distribution fees	14.8	15.1	(0.3)
Other	11.6	12.9	(1.3)
Total	36.8	38.3	(1.5)

A shift in product mix, primarily due to Canyon’s sales being mostly warehouse delivered, resulted in decreased distributor distribution fees as a percent of sales.  The decrease in the Other line item in the table above resulted from $8.0 million of expense in the prior year for legal settlements compared to a $1.3 million benefit in the current quarter.  See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements. Prior year consulting costs associated with Project Centennial of $2.2 million and lower legal fees quarter over quarter also contributed to the improvement, somewhat offset by increased workforce-related costs and bad debt expense in the current quarter.

Restructuring and Related Impairment Charges and Loss (Recovery) on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased quarter over quarter due to accelerated depreciation of certain right-of-use assets in the prior year quarter and certain other property, plant and equipment becoming fully depreciated.  Higher amortization expense associated with amortizing the Canyon intangible assets acquired at the end of fiscal 2018 was more than offset by lower depreciation expense.

Income from Operations

Income from operations increased as a percent of sales for the twelve weeks ended July 13, 2019 compared to the twelve weeks ended July 14, 2018 largely due to sales increases, prior year costs related to inferior ingredients, and significantly lower selling, distribution and administrative expenses discussed above, partially offset by the continued impact of production disruptions from inferior ingredients and product recalls.

Other Components of Net Periodic Pension and Postretirement Benefits Expense (Credit) and Pension Plan Settlement Loss

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as part of the plan termination process as discussed in the “Matter Affecting Comparability” section above.  Additionally, in the prior year quarter, we recorded a $1.0 million pension plan settlement loss.

Net Interest Expense

Net interest expense increased due to higher average amounts outstanding under the company’s debt arrangements quarter over quarter primarily due to funding the Canyon acquisition at the end of fiscal 2018.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 13, 2019 was 23.1% compared to 8.7% in the prior year quarter.  The significant increase in the rate quarter over quarter primarily resulted from recognizing an income tax benefit of $5.6 million in the prior year quarter to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in 2017.  This adjustment reduced our tax rate by 11.2% in the prior year quarter.  Additionally, tax credits for historical preservation of real property also reduced the prior year rate.

For the current quarter, the primary differences in the effective rate and the statutory rate were state income taxes.  The primary differences in the effective rate and statutory rate for the prior year quarter were state income taxes and adjustments to prior year estimates.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and the increase in net income, net of the pension plan actuarial gain recognized in the prior year quarter.

TWENTY-EIGHT WEEKS ENDED JULY 13, 2019 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 14, 2018

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018	Dollars	%
Branded retail	$1,343,744	$1,273,886	60.0	59.3	$69,858	5.5
Store branded retail	353,852	317,312	15.8	14.8	36,540	11.5
Non-retail and other	542,058	556,538	24.2	25.9	(14,480)	(2.6)
Total	$2,239,654	$2,147,736	100.0	100.0	$91,918	4.3

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	2.7
Volume	(0.2)
Acquisition	1.8
Total percentage change in sales	4.3

Sales increased due to the Canyon acquisition contribution, continued growth in branded organic products, growth in branded breakfast items, growth in store branded breads and buns, and overall positive price/mix.  These increases were partially offset by declines in foodservice sales.  Additionally, in the prior year, we incurred higher promotional activity associated with the launch of Nature’s Own Perfectly Crafted breads.  The Canyon acquisition has extended our product offerings to include gluten-free items, both in the branded retail and store branded retail categories.  Prior to the acquisition, Canyon’s products were distributed by warehouse distribution.  During the first quarter of fiscal 2019, we began the rollout of Canyon’s branded products across our DSD distribution system and this will continue through the remainder of this year.

Branded retail sales increased due to the acquisition, continued growth of DKB branded products, more favorable price/mix, and the introduction of Nature’s Own Perfectly Crafted breads in the second quarter of fiscal 2018 and Sun-Maid breakfast bread late in the third quarter of fiscal 2018.  Store branded retail sales increased due primarily to volume growth from increased distribution of store branded breads and buns, positive price/mix, and the Canyon acquisition.  Significant volume declines and negative price/mix for foodservice, and softer volume for vending items resulted in the decrease in non-retail and other sales.  Sales continue to be impacted by lost business due to receipt of inferior ingredients beginning in the second quarter of fiscal 2018.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 13, 2019 % of sales	July 14, 2018 % of sales	(Decrease) as a % of sales
Ingredients and packaging	29.2	29.4	(0.2)
Workforce-related costs	15.0	14.8	0.2
Other	7.6	7.7	(0.1)
Total	51.8	51.9	(0.1)

Costs were slightly lower as a percent of sales due to improved sales from lower promotional activity in the current quarter and decreased ingredient costs, partially offset by increased workforce-related costs.  Rising commodity prices were more than offset by improved price/mix, however, workforce-related costs continue to outpace the gains in price/mix.  Sales and production costs continue to be negatively impacted by the effects from inferior ingredients although we cannot currently quantify these amounts.  We continue to expect ingredient prices to be higher for the remainder of fiscal 2019.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 13, 2019 % of sales	July 14, 2018 % of sales	(Decrease) as a % of sales
Workforce-related costs	10.8	10.7	0.1
Distributor distribution fees	14.8	14.8	—
Other	11.7	12.4	(0.7)
Total	37.3	37.9	(0.6)

The decrease in the Other line item in the table above resulted from the prior year consulting costs associated with Project Centennial of $9.4 million, and lower legal settlements and related fees year over year, partially offset by increased bad debt expense in the current year. As discussed in the “Matters Affecting Comparability” section above, we recorded a net benefit related to legal settlements in the current year compared to expense of $8.3 million in the prior year.

Restructuring and Related Impairment Charges, Impairment of Assets, Loss (Recovery) on Inferior Ingredients, and MEPP Costs

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased mostly due to accelerated depreciation of certain right-of-use assets in the prior year and certain other property, plant and equipment becoming fully depreciated, partially offset by increased amortization expense from amortizing the Canyon intangible assets acquired at the end of fiscal 2018.

Income from Operations

Income from operations increased as a percent of sales for the twenty-eight weeks ended July 13, 2019 compared to the twenty-eight weeks ended July 14, 2018 largely due to sales increases, decreases in selling, distribution and administrative expenses discussed above, and the prior year loss on inferior ingredients and impairment of assets.

Other Components of Net Periodic Pension and Postretirement Benefits Expense (Credit) and Pension Plan Settlement Loss

Other components of net periodic pension and postretirement benefits credit changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as part of the plan termination process as discussed in the “Matter Affecting Comparability” section above.  Additionally, during the twenty-eight weeks ended July 14, 2018, we recorded $5.7 million of pension plan settlement losses.

Net Interest Expense

Net interest expense increased due to higher average amounts outstanding under the company’s debt arrangements year over year primarily due to funding the Canyon acquisition at the end of fiscal 2018.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 13, 2019 was 23.3% compared to 19.1% in the prior year.  The increase in the rate year over year was primarily due to recognizing an income tax benefit of $5.6 million in the prior year to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in 2017.

For the current year, the primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation.  The primary differences in the effective rate and the statutory rate for the prior year were state income taxes and adjustments to prior year estimates.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from the increase in net income, partially offset by the pension plan actuarial gain and the settlement loss both recognized in the prior year and changes in the fair value of derivatives.

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

Liquidity Discussion for the Twenty-Eight Weeks Ended July 13, 2019 and July 14, 2018

Cash and cash equivalents were $9.8 million at July 13, 2019 compared to $25.3 million at December 29, 2018. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 13, 2019	July 14, 2018	Change
Cash provided by operating activities	$208,057	$148,623	$59,434
Cash disbursed for investing activities	(45,744)	(49,045)	3,301
Cash disbursed for financing activities	(177,850)	(75,153)	(102,697)
Total change in cash	$(15,537)	$24,425	$(39,962)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	Change
Depreciation and amortization	$78,148	$79,287	$(1,139)
Restructuring and related impairment charges	1,781	—	1,781
Impairment of assets	—	2,483	(2,483)
(Gain) loss reclassified from accumulated other comprehensive income to net income	(4,255)	488	(4,743)
Allowances for accounts receivable	6,554	2,308	4,246
Stock-based compensation	4,311	5,450	(1,139)
Deferred income taxes	7,521	22,452	(14,931)
Pension and postretirement plans cost	1,741	5,329	(3,588)
Other non-cash items	1,768	(2,411)	4,179
Net non-cash adjustment to net income	$97,569	$115,386	$(17,817)

•	Refer to the Restructuring and related impairment charges and Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	Change
Changes in accounts receivable, net	$(29,581)	$(27,755)	$(1,826)
Changes in inventories, net	(904)	(5,625)	4,721
Changes in hedging activities, net	1,950	(2,366)	4,316
Changes in other assets and accrued liabilities, net	11,495	(48,102)	59,597
Changes in accounts payable, net	8,567	60,396	(51,829)
Qualified pension plan contributions	—	(40,000)	40,000
Net changes in working capital and pension plan contributions	$(8,473)	$(63,452)	$54,979

•	Changes in accounts receivable primarily resulted from increased sales period over period. Changes in inventory resulted primarily from timing of production.
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances year over year, changes in deferred gains recorded in conjunction with the sale of distribution rights to IDPs, and prepaid rent amounts being included in other assets in the prior year and in right-to-use assets in the current quarter due to changes in lease accounting.  Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, and legal accruals resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2019 and fiscal 2018, we paid $7.9 million and $28.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $1.2 million and $0.4 million was paid during the first quarter of fiscal 2019 and fiscal 2018, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  We paid $27.2 million of VSIP and other restructuring related charges, and $17.5 million of MEPP costs in the first half of fiscal 2018.  During the twenty-eight weeks ended July 13, 2019, we paid $7.9 million of legal settlements, all of which had been accrued for as of December 29, 2018.  In the prior year, we paid $8.9 million of legal settlements which $5.2 million had been accrued for in prior periods.

•	The significant change in accounts payable resulted from extending our payment terms with certain of our suppliers during fiscal 2018 as well as increased ingredient costs.
•

We anticipate making a $2.5 million contribution to our defined benefit pension plans in the second half of fiscal 2019.  During the twenty-eight weeks ended July 14, 2018, we made voluntary contributions to these plans of $40.0 million. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 13, 2019 and July 14, 2018, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	Change
Purchases of property, plant, and equipment	$(47,412)	$(49,534)	$2,122
Principal payments from notes receivable, net of repurchases of independent distributor territories	1,125	(801)	1,926
Proceeds from sale of property, plant and equipment	543	1,290	(747)
Net cash disbursed for investing activities	$(45,744)	$(49,045)	$3,301

•	We currently anticipate capital expenditures of $110 million to $120 million for fiscal 2019.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the twenty-eight weeks ended July 13, 2019 and July 14, 2018, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	Change
Dividends paid	$(79,610)	$(74,288)	$(5,322)
Exercise of stock options	—	791	(791)
Stock repurchases	(7,054)	(2,489)	(4,565)
Change in bank overdrafts	(1,133)	3,333	(4,466)
Net change in debt obligations	(86,750)	(2,500)	(84,250)
Payments on financing leases	(3,303)	—	(3,303)
Net cash disbursed for financing activities	$(177,850)	$(75,153)	$(102,697)

•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 13, 2019 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 23, 2019	June 7, 2019	June 21, 2019	$0.1900	$40,188
February 15, 2019	March 1, 2019	March 15, 2019	$0.1800	$38,061

Additionally, we paid dividends of $1.4 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 13, 2019, we repurchased 0.3 million shares for $7.1 million under a share repurchase plan approved by our Board of Directors.  All shares repurchased by the company during the twenty-eight weeks ended July 13, 2019 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 13, 2019 and December 29, 2018, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 13, 2019	December 29, 2018	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2026 notes	$395,858	$395,550	Fixed Rate	2026
2022 notes	398,683	398,423	Fixed Rate	2022
The credit facility	60,000	—	Variable Rate	2022
The facility	34,000	177,000	Variable Rate	2020
Capital lease obligations	—	21,942
Right-of-use lease obligations	405,410	—		2036
Other notes payable	4,942	8,621		2020
	1,298,893	1,001,536
Current maturities of long-term debt and right-of-use lease obligations	62,349	10,896
Long-term debt and right-of-use lease obligations	$1,236,544	$990,640

Total stockholders' equity
Total stockholders' equity	$1,294,269	$1,258,267

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 13, 2019:

	Amount Available	For the Twenty-Eight Weeks Ended July 13, 2019
	for Withdrawal at	Highest	Lowest
Facility	July 13, 2019	Balance	Balance
	(Amounts in thousands)
The facility	$155,800	$177,000	$—
The credit facility (1)	431,600	122,200	—
	$587,400

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the twenty-eight weeks ended July 13, 2019, the company borrowed $154.4 million in revolving borrowings under the credit facility and repaid $94.4 million in revolving borrowings. The proceeds were mostly used to reduce amounts outstanding under the facility.  The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 13, 2019, the company was in compliance with all restrictive covenants under our debt agreements.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 13, 2019, 0.3 million shares, at a cost of $7.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 13, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.

Off-Balance Sheet Arrangements

At July 13, 2019, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 13, 2019, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(6.3) million, based on quoted market prices.  Of this amount, approximately $(5.0) million relates to instruments that will be utilized in fiscal 2019, $(1.1) million that will be utilized in fiscal 2020, and $(0.2) million in fiscal years 2021 and 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 13, 2019, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $15.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

Other than the adoption of ASC Topic 842 at the beginning of fiscal 2019, which required the implementation of new accounting processes, systems and business applications and changed our internal controls over lease accounting and financial reporting, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended July 13, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During fiscal 2019 and 2018, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers. We may become involved in lawsuits and legal proceedings alleging that the consumption of any of our products causes or caused injury, illness or death. Any such product removal, damaged product or an adverse result in any litigation related to such a product removal or damaged product could have a material adverse effect on our operating and financial results in future periods, depending on the costs of the product removal from the market, the destruction of product inventory, diversion of management time and attention, contractual and other claims made by customers that we supply, loss of key customers, competitive reaction and consumer attitudes. Even if a product liability, consumer fraud or other claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if our customers or consumers in our principal markets terminate or alter their relationship with us or otherwise lose confidence in the safety and quality of our products.

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

There were no common stock repurchases under the plan during the twelve weeks ended July 13, 2019.  During the twenty-eight weeks ended July 13, 2019, 0.3 million shares, at a cost of $7.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 13, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.  The company currently has 6.2 million shares remaining available for repurchase under the share repurchase plan.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended July 13, 2019.

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

FLOWERS FOODS, INC.

By:	/s/ A. RYALS MCMULLIAN
Name:	A. Ryals McMullian
Title:	President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Chief Financial Officer and Chief Administrative Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: August 7, 2019