Form 10-Q
period 2019-10-05
FLOWERS FOODS INC
filed 2019-11-06
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2019

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

As of November 1, 2019, the registrant had 211,514,071 shares of common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 5, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,968	$25,306
Accounts and notes receivable, net of allowances of $5,776 and $5,751, respectively	299,365	287,482
Inventories, net:
Raw materials	45,613	44,502
Packaging materials	23,249	21,868
Finished goods	61,530	56,253
Inventories, net	130,392	122,623
Spare parts and supplies	66,792	65,076
Other	62,310	43,237
Total current assets	565,827	543,724
Property, plant and equipment, net:
Property, plant and equipment, gross	1,981,880	1,981,723
Less: accumulated depreciation	(1,272,325)	(1,237,876)
Property, plant and equipment, net	709,555	743,847
Financing lease right-of-use assets	24,359	—
Operating lease right-of-use assets	379,652	—
Notes receivable from independent distributor partners	200,523	204,125
Assets held for sale	4,363	6,606
Other assets	7,530	6,927
Goodwill	545,244	545,379
Other intangible assets, net	772,373	794,929
Total assets	$3,209,426	$2,845,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,714	$5,000
Current maturities of capital leases	—	5,896
Current maturities of financing leases	7,357	—
Current maturities of operating leases	52,937	—
Accounts payable	251,939	242,084
Current postretirement/post-employment obligations	20,356	1,283
Other accrued liabilities	185,639	146,076
Total current liabilities	521,942	400,339

Noncurrent long-term debt	874,284	974,594
Noncurrent capital lease obligations	—	16,046
Noncurrent financing lease obligations	21,087	—
Noncurrent operating lease obligations	328,891	—
Total long-term debt and right-of-use lease liabilities	1,224,262	990,640
Other liabilities:
Postretirement/post-employment obligations	13,955	39,149
Deferred taxes	109,166	102,658
Other long-term liabilities	46,769	54,484
Total other long-term liabilities	169,890	196,291
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,215,627 shares and 17,834,378 shares, respectively	(226,288)	(231,648)
Capital in excess of par value	646,897	653,477
Retained earnings	985,015	945,410
Accumulated other comprehensive loss	(112,491)	(109,171)
Total stockholders’ equity	1,293,332	1,258,267
Total liabilities and stockholders’ equity	$3,209,426	$2,845,537

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Sales	$966,561	$923,449	$3,206,215	$3,071,185
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	509,056	485,680	1,669,749	1,599,673
Selling, distribution and administrative expenses	362,380	353,051	1,197,926	1,167,879
Depreciation and amortization	33,196	32,662	111,344	111,949
(Recovery) loss on inferior ingredients	—	(1,891)	(413)	1,993
Impairment of assets	—	—	—	2,483
Multi-employer pension plan withdrawal costs	—	—	—	2,322
Restructuring and related impairment charges	3,277	497	6,042	2,557
Income from operations	58,652	53,450	221,567	182,329
Interest expense	8,705	8,180	30,368	27,390
Interest income	(6,371)	(6,615)	(21,441)	(21,176)
Pension plan settlement loss	—	930	—	6,633
Other components of net periodic pension and postretirement benefits expense (credit)	518	(171)	1,729	(1,204)
Income before income taxes	55,800	51,126	210,911	170,686
Income tax expense	12,442	11,496	48,592	34,367
Net income	$43,358	$39,630	$162,319	$136,319
Net income per common share:
Basic:
Net income per common share	$0.20	$0.19	$0.77	$0.65
Weighted average shares outstanding	211,711	211,082	211,575	210,994
Diluted:
Net income per common share	$0.20	$0.19	$0.77	$0.64
Weighted average shares outstanding	212,014	211,564	211,956	211,452
Cash dividends paid per common share	$0.1900	$0.1800	$0.5600	$0.5300

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net income	$43,358	$39,630	$162,319	$136,319
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement loss	—	696	—	4,959
Net loss for the period	—	(32,639)	—	(19,883)
Amortization of prior service cost included in net income	59	35	198	96
Amortization of actuarial loss included in net income	1,177	768	3,923	2,709
Pension and postretirement plans, net of tax	1,236	(31,140)	4,121	(12,119)
Derivative instruments:
Net change in fair value of derivatives	(7,124)	7,394	(4,577)	9,055
Loss (gain) reclassified to net income	259	266	(2,864)	689
Derivative instruments, net of tax	(6,865)	7,660	(7,441)	9,744
Other comprehensive loss, net of tax	(5,629)	(23,480)	(3,320)	(2,375)
Comprehensive income	$37,729	$16,150	$158,999	$133,944

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 5, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at July 13, 2019	228,729,585	$199	$645,376	$981,846	$(106,862)	(17,215,740)	$(226,290)	$1,294,269
Net income				43,358				43,358
Derivative instruments, net of tax					(6,865)			(6,865)
Pension and postretirement plans, net of tax					1,236			1,236
Amortization of share-based compensation awards			1,523					1,523
Issuance of deferred compensation			(2)			113	2	—
Dividends paid — $.1900 per common share				(40,189)				(40,189)
Balances at October 5, 2019	228,729,585	$199	$646,897	$985,015	$(112,491)	(17,215,627)	$(226,288)	$1,293,332

	For the Forty Weeks Ended October 5, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				162,319				162,319
Derivative instruments, net of tax					(7,441)			(7,441)
Pension and postretirement plans, net of tax					4,121			4,121
Cumulative effect of change in accounting principle				(2,915)				(2,915)
Amortization of share-based compensation awards			5,834					5,834
Issuance of deferred compensation			(5)			339	5	—
Performance-contingent restricted stock awards issued (Note 17)			(11,498)			885,123	11,498	—
Issuance of deferred stock awards			(911)			69,377	911	—
Stock repurchases						(336,088)	(7,054)	(7,054)
Dividends paid on vested share-based payment awards				(1,361)				(1,361)
Dividends paid — $.5600 per common share				(118,438)				(118,438)
Balances at October 5, 2019	228,729,585	$199	$646,897	$985,015	$(112,491)	(17,215,627)	$(226,288)	$1,293,332

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 6, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 14, 2018	228,729,585	$199	$650,934	$960,865	$(82,260)	(17,846,284)	$(231,803)	$1,297,935
Net income				39,630				39,630
Derivative instruments, net of tax					7,660			7,660
Pension and postretirement plans, net of tax					(31,140)			(31,140)
Amortization of share-based compensation awards			1,442					1,442
Issuance of deferred compensation			(1)			113	1	—
Dividends paid — $.1800 per common share				(37,959)				(37,959)
Balances at October 6, 2018	228,729,585	$199	$652,375	$962,536	$(105,740)	(17,846,171)	$(231,802)	$1,277,568

	For the Forty Weeks Ended October 6, 2018
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	$1,250,677
Net income				136,319				136,319
Derivative instruments, net of tax					9,744			9,744
Pension and postretirement plans, net of tax					(12,119)			(12,119)
Exercise of stock options			(151)			72,785	942	791
Amortization of share-based compensation awards			6,892					6,892
Issuance of deferred compensation			(122)			9,411	122	—
Performance-contingent restricted stock awards issued (Note 17)			(4,062)			313,906	4,062	—
Issuance of deferred stock awards			(1,054)			81,255	1,054	—
Stock repurchases						(120,147)	(2,489)	(2,489)
Dividends paid on vested share-based payment awards				(492)				(492)
Dividends paid — $.5300 per common share				(111,755)				(111,755)
Reclassification of stranded income tax effects to retained earnings				18,806	(18,806)
Balances at October 6, 2018	228,729,585	$199	$652,375	$962,536	$(105,740)	(17,846,171)	$(231,802)	$1,277,568

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$162,319	$136,319
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	5,663	174
Stock-based compensation	5,834	6,892
Impairment of assets	—	2,483
(Gain) loss reclassified from accumulated other comprehensive income to net income	(3,942)	811
Depreciation and amortization	111,344	111,949
Deferred income taxes	8,570	21,139
Provision for inventory obsolescence	54	833
Allowances for accounts receivable	8,819	3,968
Pension and postretirement plans cost	2,487	6,372
Other	1,189	(4,643)
Qualified pension plan contributions	(2,500)	(40,700)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(19,519)	(20,297)
Inventories, net	(7,824)	(8,847)
Hedging activities, net	(6,683)	7,939
Accounts payable	4,808	60,810
Other assets and accrued liabilities	7,481	(53,143)
NET CASH PROVIDED BY OPERATING ACTIVITIES	278,100	232,059
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70,610)	(74,992)
Proceeds from sale of property, plant and equipment	2,548	1,366
Repurchase of independent distributor territories	(1,753)	(2,306)
Cash paid at issuance of notes receivable	(17,904)	(19,007)
Principal payments from notes receivable	22,525	20,961
Other investing activities	88	566
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(65,106)	(73,412)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(119,799)	(112,247)
Exercise of stock options	—	791
Stock repurchases	(7,054)	(2,489)
Change in bank overdrafts	3,116	3,746
Proceeds from debt borrowings	485,400	1,000
Debt obligation payments	(587,900)	(4,750)
Payments for financing fees	(110)	(100)
Payments on financing leases	(4,985)	—
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(231,332)	(114,049)
Net (decrease) increase in cash and cash equivalents	(18,338)	44,598
Cash and cash equivalents at beginning of period	25,306	5,129
Cash and cash equivalents at end of period	$6,968	$49,727

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 5, 2019 and October 6, 2018 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 29, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2019 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2019 (sixteen weeks), second quarter ended July 13, 2019 (twelve weeks), third quarter ended October 5, 2019 (twelve weeks) and fourth quarter ending December 28, 2019 (twelve weeks).

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

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 5, 2019 and October 6, 2018. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
	(% of Sales)		(% of Sales)
Total	21.5	20.2	21.3	20.3

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 20.6% and 17.8%, on a consolidated basis, as of October 5, 2019 and December 29, 2018, respectively, of our trade receivables.

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

PRODUCT RECALL AND (RECOVERY) LOSS ON INFERIOR INGREDIENTS

Product Recall

On July 9, 2019, the company issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states. The costs for the product recall were $0.8 million for the forty weeks ended October 5, 2019.

(Recovery) loss on inferior ingredients

In June 2018, the company received from a supplier several shipments of inferior yeast, which reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at several of the company’s bakeries during the second quarter of 2018. While the supplier confirmed that the inferior yeast used in the baking process was safe for consumption, customers and consumers reported instances of unsatisfactory product attributes, primarily involving smell and taste.

In addition, the company incurred costs associated with inferior whey during the third quarter of fiscal 2018.  A voluntary recall was issued on July 18, 2018 due to the potential of tainted whey.  Costs associated with these inferior ingredients were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘(Recovery) loss on inferior ingredients’ line item in our Condensed Consolidated Statements of Income.

Beginning in the second quarter of fiscal 2018 and continuing through the first quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  We have received reimbursements for a portion of previously incurred costs.  These reimbursements are presented as recoveries on the ‘(Recovery) loss on inferior ingredients’ line item in our Condensed Consolidated Statements of Income.  We continue to seek recovery of all losses through appropriate means.  The table below presents the (recovery) loss on inferior ingredients (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Loss on inferior ingredients	$—	$2,265	$1,409	$6,149
Recovery on inferior ingredients	—	(4,156)	(1,822)	(4,156)
(Recovery) loss on inferior ingredients	$—	$(1,891)	$(413)	$1,993

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

Accounting pronouncements not yet adopted

In June 2016, the FASB issued guidance that effects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  Additional guidance for this topic was issued in April 2019.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the company’s fiscal 2020).  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the company’s fiscal 2019).  The company will adopt this standard in the first quarter of fiscal 2020.  The company is determining what the impact, if any, will be on the trade and notes receivables recorded in our Condensed Consolidated Financial Statements.

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

Reduce costs to fuel growth.  The company is focusing on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations have been centralized to create standardization and develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $0.7 million and $9.4 million for these non-restructuring consulting costs during the twelve and forty weeks ended October 6, 2018, respectively.  There were no consulting costs during the twelve and forty weeks ended October 5, 2019.

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

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure and streamline operations and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  We recorded a credit of $0.6 million during the forty weeks ended October 6, 2018. These charges consisted primarily of employee severance and benefits-related costs and are recorded in the restructuring charges line item on our Condensed Consolidated Statements of Income.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial is expected to be completed by our fiscal 2021.

The company recognized impairment charges during fiscal 2019 related to manufacturing line closures of $0.5 million during the first quarter of fiscal 2019 and $3.9 million during the third quarter of fiscal 2019.   The company also recognized an impairment charge of $1.3 million for a closed plant recorded in assets held for sale during the second quarter of fiscal 2019.  The company sold a closed plant, which was recorded in assets held for sale which was previously impaired in a prior fiscal year, during the third quarter of fiscal 2019.  The company received $1.9 million and recognized a gain of $0.8 million at the time of sale.  The impairment charges and the gain recognized are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income as referenced in the table below.

Capitalize on product adjacencies.  This initiative focuses on growing market share in underdeveloped markets.  Adjacencies are geographic and/or product categories that are expected to leverage our competitive advantages.  This can be achieved either organically with our high-potential brands or through strategic acquisitions.

The tables below present the components of costs associated with Project Centennial for the twelve and forty weeks ended October 5, 2019 and October 6, 2018 (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 5, 2019	October 5, 2019
Restructuring and related impairment charges:
Reorganization costs	$—	$253
Gain on bakery sale	(833)	(833)
Impairment of assets	3,881	5,663
Employee termination benefits	229	959
Restructuring and related impairment charges (1)	$3,277	$6,042

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 6, 2018	October 6, 2018
Restructuring and related impairment charges:
Reorganization costs	$323	$2,636
VSIP	—	(597)
Impairment of assets	174	174
Employee termination benefits	—	344
Restructuring and related impairment charges (1)	497	2,557
Project Centennial implementation costs (2)	729	9,376
Total Project Centennial restructuring and implementation costs	$1,226	$11,933

(1)	Presented on our Condensed Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the forty weeks ended October 5, 2019 and October 6, 2018 (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 29, 2018	$174	$227	$—	$401
Charges	—	959	253	1,212
Cash payments	—	(644)	(253)	(897)
Liability balance (3) at October 5, 2019	$174	$542	$—	$716

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(597)	344	2,636	2,383
Cash payments	(24,234)	(769)	(2,636)	(27,639)
Liability balance (3) at October 6, 2018	$191	$43	$—	$234

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

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

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of October 5, 2019.

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

These contracts may also contain end term purchase options, whereby, the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of October 5, 2019. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During the forty weeks ended October 5, 2019, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

The reassessments and modifications as of, and for, the forty weeks ended October 5, 2019 resulted in a net increase in lease assets and liabilities of $8.1 million.

There were no other circumstances and/or triggering events that required reassessment as of October 5, 2019.

Other significant judgments and assumptions

During the forty weeks ended October 5, 2019, for all classes of assets, the company primarily used our incremental borrowing rates (“IBR”) to perform lease classification tests and measure lease liabilities because discount rates implicit in the company’s leases were not readily determinable.

See Note 2, Recent Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further details around adoption of the new lease standard, information around transition and effective date, along with the company’s significant accounting policies around the new standard.

Embedded leases

The company maintains a transportation agreement with an entity that transports a portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company has concluded that this agreement contains embedded leases for the trucks and trailers used to satisfy the service provider’s obligations to the company.  As of October 5, 2019, there were $17.5 million of financing right-of-use lease assets and $21.6 million of financing right-of-use lease liabilities for these trucks and trailers.  As of December 29, 2018, there was $21.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with these trucks and trailers.

Quantitative disclosures

Lease costs incurred by lease type, and/or type of payment for the twelve and forty weeks ended October 5, 2019 were as follows (in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 5, 2019	October 5, 2019
Lease cost:
Amortization of right-of-use assets	$1,708	$5,307
Interest on lease liabilities	236	768
Operating lease cost	16,212	53,892
Short-term lease cost	662	2,024
Variable lease cost	5,619	19,610
Total lease cost	$24,437	$81,601

Other supplemental quantitative disclosures as of, and for, the twelve and forty weeks ended October 5, 2019 were as follows (in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 5, 2019	October 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$236	$768
Operating cash flows from operating leases	$17,026	$55,997
Financing cash flows from financing leases	$1,682	$4,985
Right-of-use assets obtained in exchange for new financing lease liabilities	$2,537	$9,714
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,483	$34,116

Additional information on the IBR and remaining lease terms were as follows:

Weighted-average remaining lease term (years):
Financing leases	3.8
Operating leases	10.0
Weighted-average IBR (percentage):
Financing leases	3.6
Operating leases	4.1

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 5, 2019 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2019	$12,063	$1,207
2020	71,950	9,005
2021	57,797	6,662
2022	47,302	5,367
2023	42,291	6,387
2024 and thereafter	240,824	2,093
Total minimum lease payments	472,227	30,721
Less: amount of lease payments representing interest	(90,399)	(2,277)
Present value of future minimum lease payments	381,828	28,444
Less: current obligations under leases	(52,937)	(7,357)
Long-term lease obligations	$328,891	$21,087

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

Capital Leases
2019	$6,392
2020	3,511
2021	4,191
2022	2,620
2023	2,263
Thereafter	4,631
Total minimum payments	23,608
Less: amount representing interest	(1,666)
Obligations under capital leases	21,942
Less: current obligations due within one year	(5,896)
Long-term obligations under capital leases	$16,046

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

Goodwill decreased $0.1 million from December 29, 2018 to October 5, 2019 due to changes in working capital, property, plant, and equipment, and the financial assets.  See Note 7, Goodwill and Other Intangible Assets, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for changes in goodwill.

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

The contingent consideration liability was reviewed as of October 5, 2019 to determine the probable payment.  Changes in the fair value of the contingent consideration liability since acquisition are recognized as a selling, distribution, and administrative expense in the Condensed Consolidated Statements of Income.  The contingent consideration liability is recorded in other accrued liabilities on our Condensed Consolidated Balance Sheets.

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

During the twelve and forty weeks ended October 5, 2019 and October 6, 2018, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 5, 2019	October 6, 2018	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(33)	Interest expense
Commodity contracts	(313)	(323)	Cost of sales, Note 3
Total before tax	(346)	(356)	Total before tax
Tax benefit	87	90	Income tax expense
Total net of tax	(259)	(266)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(80)	(48)	Note 1
Settlement loss	—	(930)	Note 1
Actuarial losses	(1,574)	(1,027)	Note 1
Total before tax	(1,654)	(2,005)	Total before tax
Tax benefit	418	506	Income tax expense
Total net of tax	(1,236)	(1,499)	Net of tax
Total reclassifications	$(1,495)	$(1,765)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 5, 2019	October 6, 2018	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(110)	$(110)	Interest income (expense)
Commodity contracts	3,942	(811)	Cost of sales, Note 3
Total before tax	3,832	(921)	Total before tax
Tax (expense) benefit	(968)	232	Income tax expense
Total net of tax	2,864	(689)	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	(265)	(129)	Note 1
Settlement loss	—	(6,633)	Note 1
Actuarial losses	(5,248)	(3,624)	Note 1
Total before tax	(5,513)	(10,386)	Total before tax
Tax benefit	1,392	2,622	Income tax expense
Total net of tax	(4,121)	(7,764)	Net of tax
Total reclassifications	$(1,257)	$(8,453)	Net of tax

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

During the forty weeks ended October 5, 2019, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)
Other comprehensive loss before reclassifications	(4,577)	—	(4,577)
Reclassified to earnings from AOCI	(2,864)	4,121	1,257
AOCI at October 5, 2019	$(11,576)	$(100,915)	$(112,491)

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

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018
Gross (gain) loss reclassified from AOCI into income	$(3,942)	$811
Tax expense (benefit)	995	(205)
Net of tax	$(2,947)	$606

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 5, 2019 and December 29, 2018, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 5, 2019	December 29, 2018
Goodwill	$545,244	$545,379
Amortizable intangible assets, net of amortization	565,773	588,329
Indefinite-lived intangible assets	206,600	206,600
Total goodwill and other intangible assets	$1,317,617	$1,340,308

Changes in the carrying amount of goodwill during the forty weeks ended October 5, 2019 are presented in the table below and relate to the Canyon acquisition discussed in Note 5, Acquisition, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q (amounts in thousands):

Total
Outstanding at December 29, 2018	$545,379
Change in goodwill related to acquisition	(135)
Outstanding at October 5, 2019	$545,244

As of October 5, 2019 and December 29, 2018, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 5, 2019			December 29, 2018
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$413,092	$53,200	$359,892	$413,092	$44,711	$368,381
Customer relationships	318,021	113,698	204,323	318,021	99,904	218,117
Non-compete agreements	5,154	4,935	219	5,154	4,874	280
Distributor relationships	4,123	2,784	1,339	4,123	2,572	1,551
Total	$740,390	$174,617	$565,773	$740,390	$152,061	$588,329

Aggregate amortization expense for the twelve and forty weeks ended October 5, 2019 and October 6, 2018 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 5, 2019	$6,767
For the twelve weeks ended October 6, 2018	$5,975
For the forty weeks ended October 5, 2019	$22,556
For the forty weeks ended October 6, 2018	$19,918

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2019	$6,683
2020	$28,606
2021	$27,893
2022	$27,189
2023	$26,309

There were $206.6 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 5, 2019 and December 29, 2018. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,250 IDPs’ distribution rights as of October 5, 2019 and 4,300 as of December 29, 2018, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 5, 2019	$6,371
For the twelve weeks ended October 6, 2018	$6,615
For the forty weeks ended October 5, 2019	$21,441
For the forty weeks ended October 6, 2018	$21,176

At October 5, 2019 and December 29, 2018, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 5, 2019	December 29, 2018
Distributor notes receivable	$228,066	$230,470
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	27,543	26,345
Long-term portion of distributor notes receivable	$200,523	$204,125

At October 5, 2019 and December 29, 2018, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 5, 2019 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$395,990	$410,666	2
2022 notes	$398,794	$418,784	2

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

As of October 5, 2019, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$131	$—	$—	$131
Other long-term	34	—	—	34
Total	165	—	—	165

Liabilities:
Other current	(14,048)	—	—	(14,048)
Other long-term	(1,583)	—	—	(1,583)
Total	(15,631)	—	—	(15,631)
Net Fair Value	$(15,466)	$—	$—	$(15,466)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into fiscal 2021. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 5, 2019 and December 29, 2018, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 5, 2019		December 29, 2018		October 5, 2019		December 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$131	Other current assets	$501	Other accrued liabilities	$14,048	Other accrued liabilities	$7,732
Commodity contracts	Other assets	34	Other assets	—	Other long-term liabilities	1,583	Other long-term liabilities	1,203
Total		$165		$501		$15,631		$8,935

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 5, 2019	October 6, 2018	into Income (Effective Portion)(2)	October 5, 2019	October 6, 2018
Interest rate contracts	$—	$—	Interest expense	$25	$25
Commodity contracts	(7,124)	7,394	Production costs(3)	234	241
Total	$(7,124)	$7,394		$259	$266

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 5, 2019	October 6, 2018	into Income (Effective Portion)(2)	October 5, 2019	October 6, 2018
Interest rate contracts	$—	$—	Interest expense	$83	$83
Commodity contracts	(4,577)	9,055	Production costs(3)	(2,947)	606
Total	$(4,577)	$9,055		$(2,864)	$689

1.	Amounts in parentheses indicate debits to determine net income (loss).
2.	Amounts in parentheses, if any, indicate credits to determine net income (loss).
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 5, 2019 and October 6, 2018, respectively, related to the company’s commodity risk hedges.

At October 5, 2019, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(114)	$97	$(17)
Expiring in 2019	(61)	—	(61)
Expiring in 2020	(11,058)	—	(11,058)
Expiring in 2021	(270)	—	(270)
Expiring in 2022	(170)	—	(170)
Total	$(11,673)	$97	$(11,576)

Derivative Transactions Notional Amounts

As of October 5, 2019, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$121,333
Soybean oil contracts	12,545
Natural gas contracts	13,073
Corn contracts	10,308
Total	$157,259

The company’s derivative instruments contain no credit-risk related contingent features at October 5, 2019.  As of October 5, 2019 and December 29, 2018, the company had $23.0 million and $15.4 million, respectively, in other current assets representing collateral for hedged positions.  There were no amounts representing collateral recorded in other accrued liabilities for hedged positions as of October 5, 2019 and December 29, 2018.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 5, 2019	December 29, 2018
Prepaid assets	$14,781	$22,286
Recovery from legal settlement in principle	22,300	—
Fair value of derivative instruments	131	501
Collateral to counterparties for derivative positions	23,000	15,408
Income taxes receivable	532	3,917
Other	1,566	1,125
Total	$62,310	$43,237

The recovery from legal settlement in principle represents funds in the amount of $22.3 million that are expected to be paid by the company’s insurance provider to the plaintiffs at final settlement of two lawsuits.  See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	October 5, 2019	December 29, 2018
Unamortized financing fees	$1,181	$1,391
Investments	3,208	3,125
Fair value of derivative instruments	34	—
Deposits	2,083	2,257
Other	1,024	154
Total	$7,530	$6,927

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line item on the Condensed Consolidated Statements of Income.

11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 5, 2019	December 29, 2018
Employee compensation	$22,755	$19,469
VSIP liabilities	174	174
Employee vacation	24,760	23,345
Employee bonus	13,132	7,931
Fair value of derivative instruments	14,048	7,732
Self-insurance reserves	29,499	29,353
Bank overdraft	13,666	10,550
Accrued interest	481	8,152
Accrued income taxes	223	—
Accrued other taxes	13,004	5,661
Accrued advertising	8,413	3,145
Accrued legal settlements	22,300	9,053
Accrued legal costs	4,603	3,874
Contingent acquisition consideration	4,931	4,700
Accrued short-term deferred income	5,542	5,525
Other	8,108	7,412
Total	$185,639	$146,076

The company presented the current portion of postretirement benefit obligations in the ‘Other’ line item in the accrued liabilities table above for fiscal 2018.  This current liability is being presented separately on the Condensed Consolidated Balance Sheets beginning in the third quarter of fiscal 2019.  See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 5, 2019 and December 29, 2018, respectively (amounts in thousands):

	October 5, 2019	December 29, 2018
Distributor territories	$2,970	$3,188
Property, plant and equipment	1,393	3,418
Total assets held for sale	$4,363	$6,606

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at October 5, 2019 and December 29, 2018, respectively (amounts in thousands):

	October 5, 2019	December 29, 2018
Unsecured credit facility	$10,000	$—
2026 notes	395,990	395,550
2022 notes	398,794	398,423
Accounts receivable securitization facility	69,500	177,000
Other notes payable	3,714	8,621
	877,998	979,594
Less current maturities of long-term debt	(3,714)	(5,000)
Total long-term debt	$874,284	$974,594

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 5, 2019 and December 29, 2018 which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 5, 2019, and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The company has amended the facility seven times since execution, most recently on September 27, 2019.  These amendments include provisions which (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, and (v) extended the term, most recently one additional year to September 27, 2021. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $69.5 million and $177.0 million outstanding under the facility on October 5, 2019 and December 29, 2018, respectively.  As of October 5, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $128.0 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on October 5, 2019 and $0.2 million on December 29, 2018, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of October 5, 2019 and December 29, 2018, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of October 5, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.0 million and $1.2 million on October 5, 2019 and December 29, 2018, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 5, 2019.

Amount (thousands)
Balance at December 29, 2018	$—
Borrowings	208,400
Payments	(198,400)
Balance at October 5, 2019	$10,000

The table below presents the net amount available under the credit facility as of October 5, 2019:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(10,000)
Letters of credit	(8,400)
Available for withdrawal	$481,600

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 5, 2019:

Amount (thousands)
High balance	$122,200
Low balance	$—

Aggregate maturities of debt outstanding as of October 5, 2019 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2019	$—
2020	3,750
2021	69,500
2022	410,000
2023	—
2024 and thereafter	400,000
Total	$883,250

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 5, 2019 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$4,010	$395,990
2022 notes	400,000	1,206	398,794
Other notes payable	3,750	36	3,714
Total	$803,750	$5,252	$798,498

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

The company reconsidered its relationship with the entity because the entity was sold and the company has concluded the entity no longer qualifies as a VIE beginning in the second quarter of fiscal 2019.

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of October 5, 2019 and December 29, 2018, there was $182.1 million and $154.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

At this time, the company is defending 17 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twelve of these lawsuits seek class and/or collective action treatment. The remaining five cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in eight of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

*

On September 7, 2018, the company negotiated a global settlement to resolve 12 pending collective action lawsuits against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consisted of approximately 900 members.  The settlement also contained certain non-economic terms intended to strengthen and enhance the independent contractor model, which remains in place.  On February 1, 2019, plaintiffs' counsel filed a consolidated complaint with the United States District Court for the Western District of Tennessee to obtain judicial approval of the parties' global settlement.  The court approved the global settlement on February 27, 2019.  Thereafter, the parties moved to dismiss the 12 settled lawsuits with prejudice. This settlement was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the third quarter of fiscal 2018.  A total of $4.2 million was paid in March 2019, and a second payment of $3.5 million was made in June 2019.  The remainder of the settlement funds ($1.3 million) reverted to Flowers during the second quarter of fiscal 2019 per the terms of the settlement, and was recorded as a reduction of selling, distribution and administrative expense in our Condensed Consolidated Statements of Income.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws and will allow others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court scheduled a hearing on the class certification motion for February 28, 2019.  On May 10, 2019, the parties filed a notice of settlement informing the court that a settlement in principle of the case had been reached.  On July 12, 2019, lead plaintiff and Plaintiff Chris B. Hendley filed an unopposed motion for (1) preliminary approval of the class action settlement; (2) certification of the settlement class; and (3) approval of notice to the settlement class.  Also, on July 12, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which (along with its exhibits) sets forth in detail the settlement terms, which include releases of the claims asserted against the defendants.  The Stipulation and settlement remain subject to court approval.  The settlement in principle is for $21.0 million, which amount the company’s insurer has deposited in the escrow account described in the Stipulation.  This amount is recorded on the company’s Condensed Consolidated Balance Sheet as of October 5, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.

On June 8, 2018, a verified shareholder derivative complaint was filed in the U.S. District Court for the Middle District of Georgia by William D. Wrigley, derivatively on behalf of the company (the “Wrigley complaint”), against certain current and former directors and officers of the company.  On June 14, 2018, a related verified shareholder derivative complaint was filed in the U.S. District Court for the Middle District of Georgia by Stephen Goldberger, derivatively on behalf of the company (the “Goldberger complaint” and together with the Wrigley complaint, the “federal derivative complaints”), against the same current and former directors and officers of the company.  The federal derivative complaints allege, among other things, breaches of fiduciary duties and violations of federal securities laws relating to the company’s labor practices, and seek unspecified damages, disgorgement, and other relief.  On June 27, 2018, these federal derivative actions were consolidated and stayed until the earlier of (1) an order from the court on any summary judgment motions that may be filed in the consolidated federal securities action, or (2) notification that there has been a settlement reached in the consolidated federal securities action, or until otherwise agreed to by the parties.

On June 21, 2018, two verified shareholder derivative complaints were filed in the Superior Court of Thomas County, State of Georgia, by Margaret Cicchini Family Trust and Frank Garnier, separately, derivatively on behalf of the company (together, the “state derivative complaints”), against certain current and former directors and officers of the company.  The state derivative complaints allege, among other things, breaches of fiduciary duties relating to the company’s labor practices, and seek unspecified damages, disgorgement, and other relief.  On July 12, 2018, these state derivative actions were consolidated and stayed until the earlier of (1) an order from the court on any summary judgment motions that may be filed in the consolidated federal securities action, or (2) notification that there has been a settlement reached in the consolidated federal securities action, or until otherwise agreed to by the parties.

On September 26, 2019, the parties to the consolidated federal derivative action filed a Notice of Settlement in Principle and Joint Status Report.  On September 30, 2019, the court entered an order staying all deadlines and proceedings, except those that are settlement-related, and ordered the parties to file the settlement documents no later than October 28, 2019.  On October 28, 2019, the parties executed a stipulation of settlement, which the plaintiffs filed with the court along with a motion for preliminary approval of the settlement.  The settlement terms include certain governance reforms, releases of the claims asserted against the defendants, and the payment by the company’s insurer of $1.3 million in attorneys’ fees, expenses, and service awards (the “Fee Award”) to the plaintiffs’ counsel.  The settlement, including the Fee Award, are subject to court approval. Pursuant to the stipulation of settlement, once a judgment dismissing the consolidated federal derivative action becomes final, the plaintiffs in the consolidated state derivative action will voluntarily dismiss that action with prejudice.  The Fee Award is recorded on the company’s Condensed Consolidated Balance Sheet as of October 5, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.

See Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 5, 2019 and October 6, 2018, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net income	$43,358	$39,630	$162,319	$136,319
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,711	211,082	211,575	210,994
Basic earnings per common share	$0.20	$0.19	$0.77	$0.65
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,711	211,082	211,575	210,994
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	303	482	381	458
Diluted weighted average shares outstanding for common stock	212,014	211,564	211,956	211,452
Diluted earnings per common share	$0.20	$0.19	$0.77	$0.64

There were 11,030 and 64,860 anti-dilutive shares during the twelve and forty weeks ended October 5, 2019, respectively.  There were no anti-dilutive shares during the twelve and forty weeks ended October 6, 2018.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that were vested and fully exercised by the end of our first quarter of fiscal 2018.  The company’s final 72,785 stock options, with an exercise price of $10.87, outstanding on December 30, 2017 were exercised during the first quarter of fiscal 2018.   There are no outstanding NQSOs as of October 5, 2019.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 6, 2018 were as follows (amounts in thousands):

October 6, 2018
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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019	July 14, 2019
Shares granted	440	11	5
Vesting date	3/1/2022	3/1/2022	3/1/2022
Fair value per share	$21.58	$27.23	$23.32

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019	July 14, 2019
Shares granted	440	11	5
Vesting date	3/1/2022	3/1/2022	3/1/2022
Fair value per share	$18.29	$23.08	$23.32

Performance-Contingent Restricted Stock Summary

The table below presents the TSR modifier share adjustment, ROIC modifier share adjustment, accumulated dividends on vested shares, and the tax benefit/(expense) at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data).

Award Granted	Fiscal Year Vested	TSR Modifier Increase/(Decrease) Shares	ROIC Modifier Decrease Shares	Dividends at Vesting (thousands)	Tax Benefit/(Expense)	Fair Value at Vesting
2017	2019	205,686	(97,131)	$1,219	$936	$18,570
2016	2018	(333,112)	(114,190)	$405	$(2,130)	$6,504

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 5, 2019 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 29, 2018	779	$21.64
Initial grant at target	913	$20.10
Grant reduction for not achieving the ROIC modifier	(97)	$19.97
Grant increase for achieving the TSR modifier	206	$23.31
Vested	(885)	$22.21
Forfeited	(257)	$19.94
Nonvested shares at October 5, 2019	659	$20.16

As of October 5, 2019, there was $10.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.40 years. The total intrinsic value of shares vested during the twelve and forty weeks ended October 5, 2019 was $18.6 million.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019
Shares granted	244	43
Vesting date	Equally over 3 years	5/23/2023
Fair value per share	$18.29	$23.08

The TBRSU Shares activity for the forty weeks ended October 5, 2019 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 29, 2018	—	$—
Granted	288	19.01
Forfeitures	(18)	18.29
Nonvested shares at October 5, 2019	270	$19.06	2.57	$5,471

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

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.  During fiscal 2018, non-employee directors received an aggregate of 65,000 shares for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of fiscal 2019.  During fiscal 2019, non-employee directors received an aggregate of 46,240 shares for their annual grant pursuant to the Omnibus Plan.

The deferred stock activity for the forty weeks ended October 5, 2019 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 29, 2018	66	$19.93
Vested	(66)	$19.93
Granted	49	$22.31
Nonvested shares at October 5, 2019	49	$22.31	0.64	$1,092

As of October 5, 2019, there was $0.7 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.64 years.  The total intrinsic value of shares vested during the twelve and forty weeks ended October 5, 2019 was $1.4 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended  October 5, 2019 and October 6, 2018, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 5, 2019	October 6, 2018
Performance-contingent restricted stock awards	$926	$1,061
TBRSU Shares	347	—
Deferred stock awards	250	381
Total stock-based compensation	$1,523	$1,442

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018
Performance-contingent restricted stock awards	$3,791	$5,634
TBRSU Shares	1,149	—
Deferred and restricted stock	894	1,258
Total stock-based compensation	$5,834	$6,892

18. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 5, 2019 compared to accounts at December 29, 2018 (amounts in thousands):

	October 5, 2019	December 29, 2018
Current liability	$20,356	$1,283
Noncurrent liability	$13,955	$39,149
Accumulated other comprehensive loss, net of tax	$100,915	$105,036

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  The company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments in January 2020 with the remaining balance transferred to an insurance company in the form of an annuity by March 2020.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the Company estimates a final non-cash settlement charge of approximately $119.0 million.

The company continues to recognize settlement accounting charges each year as a result of the ongoing lump sum payments from the plan.  Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018 and, as a result, recorded settlement charges in each quarter of fiscal 2018.  There were no settlement charges during the forty weeks ended October 5, 2019.

The company used a measurement date of December 31, 2018 for the defined benefit and postretirement benefit plans described below.

The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018, an additional $30.0 million during our second quarter of fiscal 2018, and $0.1 million during our third quarter of fiscal 2018 to Plan No. 1.  A voluntary contribution of $0.6 million was made by the company to Plan No. 2 during the third quarter of fiscal 2018.  There were no contributions made by the company to either plan during the first or second quarters of fiscal 2019.  The company made a voluntary contribution of $2.5 million to Plan No. 2 during the third quarter of fiscal 2019.  There have been no contributions to Plan No. 1 during fiscal 2019.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Service cost	$162	$216	$541	$720
Interest cost	2,753	3,166	9,177	9,413
Expected return on plan assets	(3,957)	(4,464)	(13,190)	(14,549)
Settlement loss	—	930	—	6,633
Amortization of prior service cost	89	97	297	291
Amortization of net loss	1,637	1,126	5,460	3,956
Total net periodic pension cost	$684	$1,071	$2,285	$6,464

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

The net periodic postretirement income for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Service cost	$65	$66	$217	$221
Interest cost	69	54	229	181
Amortization of prior service credit	(9)	(49)	(32)	(163)
Amortization of net gain	(63)	(99)	(212)	(331)
Total net periodic postretirement cost (income)	$62	$(28)	$202	$(92)

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Total cost and employer contributions	$6,264	$6,013	$21,137	$19,600

Multi-employer Pension Plan

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “MEPP Fund”) at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the MEPP Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making withdrawal liability payments during the first quarter of fiscal 2018.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Income.  The liability on December 30, 2017 was recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid early in the second quarter of fiscal 2018. While this is our best estimate of the ultimate cost of the withdrawal from the MEPP Fund, additional withdrawal liability may be incurred based on the final fund assessment or in the event of a mass withdrawal, as defined by statute following our complete withdrawal.

19. INCOME TAXES

The effective tax rate for the twelve weeks ended October 5, 2019 was 22.3% compared to 22.5% for the twelve weeks ended October 6, 2018.  The decrease in the rate was primarily due to state taxes. A reduction in the fiscal 2019 annualized effective tax rate also favorably impacted the current quarter’s rate. During the twelve weeks ended October 5, 2019, the primary differences in the effective rate and the statutory rate were state income taxes and adjustments to prior year estimates that impact the effective tax rate in the current quarter.

The company’s effective tax rate for the forty weeks ended October 5, 2019 was 23.0% compared to 20.1% for the forty weeks ended October 6, 2018. The lower rate in the prior period was primarily due to a favorable adjustment of $5.6 million related to tax reform enacted in December 2017. During the forty weeks ended October 5, 2019, the primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation.

During the forty weeks ended October 5, 2019, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 5, 2019, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 5, 2019, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 5, 2019 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

•

Product recall — On July 9, 2019, we issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  We are not currently aware of any confirmed injuries or illnesses. We incurred costs related to lost production time, scrapped inventory, and product removal, among other costs, of approximately $0.5 million and $0.3 million during the second and third quarters of fiscal 2019, respectively, however, we cannot currently estimate the impact of the recall on future periods.

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

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Project Centennial consulting costs	$—	$729	$—	$9,376	Note 3
Restructuring and related impairment charges	3,277	497	6,042	2,557	Note 3
Impairment of assets	—	—	—	2,483	Note 10
(Recovery) loss on inferior ingredients	—	(1,891)	(413)	1,993	Note 1
Canyon acquisition costs	—	—	22	—	Note 5
Legal settlements (recovery)		11,921	(1,136)	21,616	Note 15
Executive retirement agreement		—	763	—
Pension plan settlement loss	—	930	—	6,633	Note 18
Multi-employer pension plan withdrawal costs	—	—	—	2,322	Note 18
	$3,277	$12,186	$5,278	$46,980

In the second quarter of fiscal 2018, we recognized an income tax benefit of $5.6 million to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in 2017, which partially offset the net expense amount of the pre-tax items for the forty weeks ended October 6, 2018 detailed above.

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of this multi-year project are outlined in the “Executive Overview” section below.  We incurred consulting costs associated with the project through fiscal 2018 and the amounts incurred during the twelve and forty weeks ended October 6, 2018 are presented in the table above.  These consulting costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Restructuring and related impairment charges – The following table details restructuring charges recorded during the twelve and forty weeks ended October 5, 2019 and October 6, 2018 (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Employee termination benefits and other cash charges	$229	$323	$1,212	$2,383
Property, plant and equipment impairments, net of gain on sale	3,048	174	4,830	174
Total restructuring and related impairment charges	$3,277	$497	$6,042	$2,557

On September 16, 2019, we announced the closure of our bakery in Opelika, Alabama which is anticipated to be completed by the end of fiscal 2019.  In conjunction with the closure announcement, we recorded asset impairments on property, plant and equipment totaling $3.9 million and severance costs of $0.2 million.  Additional severance charges will be recorded in the fourth quarter of fiscal 2019.  Also, in the third quarter of fiscal 2019, we recorded a gain on sale of $0.8 million related to a facility which had been previously impaired in a prior year.  During the first and second quarters of fiscal 2019, we recorded restructuring charges for asset impairments related to a closed bakery included in assets held for sale and other manufacturing line closures, as well as severance and employee relocation costs related to transitioning to the new organizational structure.  In the prior year, costs incurred were mostly for relocation and severance costs as part of the transition to the company’s new organizational structure.  We continue to explore additional opportunities to streamline our core operations, but as of October 5, 2019 we cannot estimate the costs expected to be incurred for this initiative.

•

(Recovery) loss on inferior ingredients – Beginning in the second quarter of fiscal 2018 and continuing through the second quarter of fiscal 2019, we recognized identifiable and measurable costs associated with receiving inferior ingredients.  For the forty weeks ended October 5, 2019, these costs totaled $1.4 million and we received reimbursements totaling $1.8 million for a portion of previously incurred costs.  During the twelve and forty weeks ended October 6, 2018, we recognized $2.3 million and $6.1 million, respectively, of costs and received a reimbursement for these costs of $4.2 million during the third quarter of fiscal 2018.  We continue to seek recovery of all losses through appropriate means.

•	Impairment of assets – During the first quarter of fiscal 2018, we recognized an impairment of $2.5 million on a non-IDP notes receivable in our results of operations.
•

Legal settlements – During the forty weeks ended October 5, 2019, we reached agreements to settle distributor-related litigation in the aggregate amount of $0.15 million and recorded a benefit of $1.3 million related to an adjustment of a prior year settlement based on the final amount paid.  During the forty weeks ended October 6, 2018, we reached agreements to settle distributor-related litigation in the aggregate amount of $18.8 million, including plaintiffs’ attorney fees, and reached agreements to settle non-IDP litigation in the aggregate amount of $2.8 million.  These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

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
•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit payments as a single lump sum payment.  Settlement charges of $4.7 million, $1.0 million, and $0.9 million were triggered in the first, second, and third quarters of fiscal 2018, respectively, as a result of lump sums paid during those quarters.  On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1, effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1, 2008.  The Company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments in January 2020 with the remaining balance transferred to an insurance company in the form of an annuity by March 2020.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the Company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the Company estimates a final non-cash settlement charge of approximately $119.0 million.

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On August 18, 2017, the union participants of the MEPP Fund at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  This resulted in the recognition of a $15.2 million pension plan withdrawal liability in the third quarter of fiscal 2017.  Transition payments were made to, and for the benefit of, union participants as part of the collective bargaining agreement.  The transition payments of $3.1 million were made on November 3, 2017.  During the first quarter of fiscal 2018, the pension plan withdrawal liability amount was revised for the final settlement and we recorded an additional $2.3 million of liability.  All payments related to the withdrawal from the MEPP Fund were completed by the end of the second quarter of fiscal 2018.

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

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 4.7% for the twelve weeks ended October 5, 2019 compared to the same period in the prior year primarily due to the Canyon acquisition, increased sales of branded breakfast items, continued sales growth of DKB branded deli-style breads, growth in traditional branded loaf breads and store branded breads and rolls, and positive price/mix.  Partially offsetting these increases were declines in non-retail sales, largely foodservice sales.

Sales increased 4.4% for the forty weeks ended October 5, 2019 compared to the same period in the prior year primarily due to the Canyon acquisition, significant growth in branded breakfast items, growth in store branded breads and rolls, continued sales growth of the DKB branded deli-style breads and traditional branded loaf breads, and positive price/mix.  Partially offsetting these increases were softer sales for foodservice products.  Since the first quarter of fiscal 2018, we have introduced Nature’s Own Perfectly Crafted breads, Sun-Maid branded breakfast bread, Dave’s Killer Bread English muffins, and new varieties of Dave’s Killer Bread bagels, among other product launches, which contributed to the overall sales growth.

Net income for the twelve weeks ended October 5, 2019 increased 9.4% primarily due to increased sales, significant prior year legal settlements and lower transportation costs. Partially offsetting these items were significantly higher workforce-related costs, increased restructuring charges quarter over quarter, and increased investments in marketing.

Net income for the forty weeks ended October 5, 2019 increased 19.1% primarily due to increased sales and prior year legal settlements, Project Centennial consulting costs, loss on inferior ingredients, pension plan settlement losses, and MEPP costs.   A significantly lower effective tax rate in the prior year, as well as rising workforce-related costs and higher restructuring and bad debt expenses in the current year, partially offset the overall increase.

During the forty weeks ended October 5, 2019, we generated net cash flows from operations of $278.1 million and invested $70.6 million in capital expenditures.  Additionally, we paid $119.8 million in dividends to our shareholders and reduced our total indebtedness by $102.5 million.  During the forty weeks ended October 6, 2018, we generated net cash flows from operations of $232.1 million, inclusive of $40.7 million of voluntary qualified pension plan contributions, invested $75.0 million in capital expenditures, paid $112.2 million in dividends to our shareholders and reduced our total indebtedness by $3.8 million.  During the current quarter, we amended the accounts receivable securitization facility (“the facility”) to extend the maturity date an additional year to September 27, 2021.

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

The company implemented a plan to transition to these primary strategies beginning in fiscal 2017, with the transition intended to be completed by fiscal 2021. By executing on Project Centennial, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%.  The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.  To the extent that we disclose EBITDA and EBITDA margins calculated differently than as described above, we distinguish such measures using different titles such as “Adjusted EBITDA” or “Adjusted EBITDA margin.”

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

The new organizational structure establishes two BUs, Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions.  We continue to explore additional opportunities to streamline our core operations, but as of October 5, 2019, we cannot estimate the costs expected to be incurred related to these initiatives.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 5, 2019 and October 6, 2018, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018	Dollars	%
Sales	$966,561	$923,449	100.0	100.0	$43,112	4.7
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	509,056	485,680	52.7	52.6	23,376	4.8
Selling, distribution and administrative expenses	362,380	353,051	37.5	38.2	9,329	2.6
Restructuring and related impairment charges	3,277	497	0.3	0.1	2,780	NM
(Recovery) loss on inferior ingredients	—	(1,891)	—	(0.2)	1,891	NM
Depreciation and amortization	33,196	32,662	3.4	3.5	534	1.6
Income from operations	58,652	53,450	6.1	5.8	5,202	9.7
Other components of net periodic pension and postretirement benefits expense (credit)	518	(171)	0.1	(0.0)	689	NM
Pension plan settlement loss	—	930	—	0.1	(930)	NM
Interest expense, net	2,334	1,565	0.2	0.2	769	49.1
Income tax expense	12,442	11,496	1.3	1.2	946	8.2
Net income	$43,358	$39,630	4.5	4.3	$3,728	9.4
Comprehensive income	$37,729	$16,150	3.9	1.7	$21,579	133.6

NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 5, 2019 and October 6, 2018, respectively, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018	Dollars	%
Sales	$3,206,215	$3,071,185	100.0	100.0	$135,030	4.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,669,749	1,599,673	52.1	52.1	70,076	4.4
Selling, distribution and administrative expenses	1,197,926	1,167,879	37.4	38.0	30,047	2.6
Multi-employer pension plan withdrawal costs	—	2,322	—	0.1	(2,322)	NM
Restructuring and related impairment charges	6,042	2,557	0.2	0.1	3,485	NM
Impairment of assets	—	2,483	—	0.1	(2,483)	NM
(Recovery) loss on inferior ingredients	(413)	1,993	(0.0)	0.1	(2,406)	NM
Depreciation and amortization	111,344	111,949	3.5	3.6	(605)	(0.5)
Income from operations	221,567	182,329	6.9	5.9	39,238	21.5
Other components of net periodic pension and postretirement benefits expense (credit)	1,729	(1,204)	0.1	(0.0)	2,933	NM
Pension plan settlement loss	—	6,633	—	0.2	(6,633)	NM
Interest expense, net	8,927	6,214	0.3	0.2	2,713	43.7
Income tax expense	48,592	34,367	1.5	1.1	14,225	41.4
Net income	$162,319	$136,319	5.1	4.4	$26,000	19.1
Comprehensive income	$158,999	$133,944	5.0	4.4	$25,055	18.7

NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 5, 2019 COMPARED TO TWELVE WEEKS ENDED OCTOBER 6, 2018

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018	Dollars	%
Branded retail	$586,070	$549,346	60.6	59.5	$36,724	6.7
Store branded retail	150,844	138,750	15.6	15.0	12,094	8.7
Non-retail and other	229,647	235,353	23.8	25.5	(5,706)	(2.4)
Total	$966,561	$923,449	100.0	100.0	$43,112	4.7

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	2.1
Volume	0.4
Acquisition	2.2
Total percentage change in sales	4.7

Sales increased due to the Canyon acquisition contribution and growth in branded breakfast items, branded organic deli-style breads, traditional branded loaf breads, and store branded breads and buns, combined with overall positive price/mix.  These increases were partially offset by declines in non-retail sales, largely foodservice sales.

The Canyon acquisition has extended our product offerings to include gluten-free items, both in the branded retail and store branded retail categories.  Prior to the acquisition, Canyon’s products were solely distributed by warehouse distribution.  During the first quarter of fiscal 2019, we began the rollout of Canyon’s branded products across our DSD distribution system as well, which we continue to implement as of the current quarter.

Branded retail sales increased due to the Canyon acquisition, significant growth in branded breakfast items under both the DKB and Sun-Maid labels, continued growth in traditional loaf breads under the Nature’s Own label and in branded organic bread under the DKB label, and more favorable price/mix.  We introduced Nature’s Own Perfectly Crafted brioche bread and DKB English muffins the first quarter of fiscal 2019, and Sun-Maid breakfast bread late in the third quarter of fiscal 2018.  Store branded retail sales increased due to gluten-free store branded items produced by Canyon, volume growth from additional distribution, and positive price/mix, partially offset by volume declines in store branded cake and breakfast breads.  Significant declines in foodservice sales and, to a lesser extent, institutional sales resulted in the decrease in non-retail and other sales, partly as a result of negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 5, 2019 % of Sales	October 6, 2018 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	29.8	30.1	(0.3)
Workforce-related costs	15.1	14.8	0.3
Other	7.8	7.7	0.1
Total	52.7	52.6	0.1

Costs were slightly higher quarter over quarter as a percent of sales due to rising workforce-related costs and decreased manufacturing efficiencies, partially offset by improved sales price/mix and lower ingredient costs.   Ingredient costs were lower as percent of sales due to lower prices for organic ingredients, non-organic flour, and eggs in the current quarter, partially offset by higher prices for yeast, softeners and other ingredients. Workforce-related costs were higher due to a competitive labor market and higher employee incentive costs relative to the prior year quarter.  Sales and production costs were negatively impacted by lost business due to receipt of inferior ingredients beginning in the second quarter of fiscal 2018.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 5, 2019 % of Sales	October 6, 2018 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	10.7	9.9	0.8
Distributor distribution fees	14.7	15.0	(0.3)
Other	12.1	13.3	(1.2)
Total	37.5	38.2	(0.7)

A competitive labor environment and significantly higher employee incentive costs relative to the prior year quarter resulted in the sharp increase in workforce-related costs.  Distributor distribution fees decreased as a percent of sales due to a shift in product mix, primarily due to Canyon’s sales being mostly warehouse delivered.  The considerable decrease in the Other line item in the table above resulted from prior year legal settlements of $11.9 million or approximately 130 basis points.  See Note 15, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements. Lower transportation costs, among other costs, were offset by greater investments in marketing initiatives in the current quarter, all of which are included in the Other line item in the table above.

Restructuring and Related Impairment Charges and (Recovery) Loss on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent of sales was relatively consistent quarter over quarter.

Income from Operations

Income from operations increased as a percent of sales for the twelve weeks ended October 5, 2019 compared to the twelve weeks ended October 6, 2018 largely due to sales increases and significantly lower selling, distribution and administrative expenses discussed above, partially offset by higher restructuring charges.

Other Components of Net Periodic Pension and Postretirement Benefits Expense (Credit) and Pension Plan Settlement Loss

Other components of net periodic pension and postretirement benefits expense (credit) changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as part of the plan termination process as discussed in the “Matter Affecting Comparability” section above.  In the prior year quarter, we recorded a $0.9 million pension plan settlement loss.

Net Interest Expense

Net interest expense for the current quarter was consistent with the prior year quarter as a percent of sales.

Income Tax Expense

The effective tax rate for the twelve weeks ended October 5, 2019 was 22.3% compared to 22.5% in the prior year quarter.  The decrease in the rate quarter over quarter primarily resulted from state income taxes.  Additionally, a reduction in the fiscal 2019 annualized effective tax rate favorably impacted the current quarter.

For the current quarter, the primary differences in the effective rate and the statutory rate were state income taxes and adjustments to prior year estimates that impact the effective tax rate in the current quarter.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from the prior year actuarial loss recognized as a result of the pension plan remeasurement and increased net income, net of changes in the fair value of derivatives.

FORTY WEEKS ENDED OCTOBER 5, 2019 COMPARED TO FORTY WEEKS ENDED OCTOBER 6, 2018

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018	Dollars	%
Branded retail	$1,929,200	$1,822,900	60.2	59.4	$106,300	5.8
Store branded retail	504,809	456,182	15.7	14.8	48,627	10.7
Non-retail and other	772,206	792,103	24.1	25.8	(19,897)	(2.5)
Total	$3,206,215	$3,071,185	100.0	100.0	$135,030	4.4

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	2.5
Volume	—
Acquisition	1.9
Total percentage change in sales	4.4

Sales increased due to the Canyon acquisition contribution, significant growth in branded breakfast items, growth in both store branded breads and buns, continued sales growth in DKB branded organic deli-style breads and traditional branded loaf breads, and overall positive price/mix.  These increases were partially offset by declines in foodservice sales.  Additionally, in the prior year, we incurred higher promotional activity associated with the launch of Nature’s Own Perfectly Crafted breads.

The Canyon acquisition has extended our product offerings to include gluten-free items, both in the branded retail and store branded retail categories.  Prior to the acquisition, Canyon’s products were solely distributed by warehouse distribution.  During the first quarter of fiscal 2019, we began the rollout of Canyon’s branded products across our DSD distribution system as well, which we continue to implement as of the current quarter.

Branded retail sales increased due to the acquisition, growth in DKB branded products, more favorable price/mix, and branded product introductions.  We introduced Nature’s Own Perfectly Crafted breads in the second quarter of fiscal 2018, Sun-Maid breakfast bread late in the third quarter of fiscal 2018, and DKB English muffins in the first quarter of fiscal 2019.  We have continued to expand upon these product introductions with new varieties such as Nature’s Own Perfectly Crafted brioche bread.  Store branded retail sales increased due primarily to volume growth from increased distribution of store branded breads and buns, positive price/mix, and the Canyon acquisition.  Significant volume declines and negative price/mix for foodservice, and softer volume for vending and institutional items resulted in the decrease in non-retail and other sales.  Sales were negatively impacted by lost business due to receipt of inferior ingredients beginning in the second quarter of fiscal 2018.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 5, 2019 % of sales	October 6, 2018 % of sales	(Decrease) as a % of sales
Ingredients and packaging	29.4	29.6	(0.2)
Workforce-related costs	15.0	14.8	0.2
Other	7.7	7.7	—
Total	52.1	52.1	—

Costs were consistent with prior year as a percent of sales.  Improved sales and decreased ingredient costs were offset by higher workforce-related costs and lower manufacturing efficiencies.  Higher commodity prices were more than offset by improved price/mix, however, workforce-related costs continue to outpace the gains in price/mix.  Sales and production costs were negatively impacted by the effects from inferior ingredients although we cannot currently quantify these amounts.  We expect ingredient prices to be moderately lower for the remainder of fiscal 2019.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 5, 2019 % of sales	October 6, 2018 % of sales	(Decrease) as a % of sales
Workforce-related costs	10.8	10.5	0.3
Distributor distribution fees	14.8	14.9	(0.1)
Other	11.8	12.6	(0.8)
Total	37.4	38.0	(0.6)

Workforce-related costs were higher as a percent of sales as a result of a competitive labor market and increased employee incentive costs year over year.  The decrease in the Other line item in the table above resulted from significant legal settlements and related fees as well as consulting costs related to Project Centennial, which were both incurred in the prior year.  Partially offsetting these items were higher bad debt expense and greater investments in marketing in the current year.  As discussed in the “Matters Affecting Comparability” section above, we recorded a net benefit of $1.1 million related to legal settlements in the current year compared to expense of $21.6 million in the prior year.  We incurred consulting costs associated with Project Centennial of $9.4 million in the prior year.

Restructuring and Related Impairment Charges, Impairment of Assets, (Recovery) Loss on Inferior Ingredients, and MEPP Costs

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased slightly as a percent of sales due to accelerated depreciation of certain right-of-use assets in the prior year and certain other property, plant and equipment becoming fully depreciated, partially offset by increased amortization expense from amortizing the Canyon intangible assets acquired at the end of fiscal 2018.

Income from Operations

Income from operations increased significantly as a percent of sales for the forty weeks ended October 5, 2019 compared to the forty weeks ended October 6, 2018 largely due to sales increases, decreases in selling, distribution and administrative expenses discussed above, and the prior year loss on inferior ingredients and impairment of assets, somewhat offset by increased restructuring charges year over year.

Other Components of Net Periodic Pension and Postretirement Benefits Expense (Credit) and Pension Plan Settlement Loss

Other components of net periodic pension and postretirement benefits expense (credit) changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as part of the plan termination process as discussed in the “Matter Affecting Comparability” section above.  Additionally, during the forty weeks ended October 6, 2018, we recorded $6.6 million of pension plan settlement losses.

Net Interest Expense

Net interest expense increased year over year due to higher average amounts outstanding under the company’s debt arrangements primarily due to funding the Canyon acquisition at the end of fiscal 2018.

Income Tax Expense

The effective tax rate for the forty weeks ended October 5, 2019 was 23.0% compared to 20.1% in the prior year.  The rate in the prior period was lower primarily due to recognizing an income tax benefit of $5.6 million to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in December 2017.

For the current year, the primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation.  The primary differences in the effective rate and the statutory rate for the prior year were state income taxes and adjustments to prior year estimates.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from the increase in net income and the prior year pension plan actuarial loss, partially offset by changes in the fair value of derivatives.

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

Liquidity Discussion for the Forty Weeks Ended October 5, 2019 and October 6, 2018

Cash and cash equivalents were $7.0 million at October 5, 2019 compared to $25.3 million at December 29, 2018. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 5, 2019	October 6, 2018	Change
Cash provided by operating activities	$278,100	$232,059	$46,041
Cash disbursed for investing activities	(65,106)	(73,412)	8,306
Cash disbursed for financing activities	(231,332)	(114,049)	(117,283)
Total change in cash	$(18,338)	$44,598	$(62,936)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	Change
Depreciation and amortization	$111,344	$111,949	$(605)
Restructuring and related impairment charges	5,663	174	5,489
Impairment of assets	—	2,483	(2,483)
(Gain) loss reclassified from accumulated other comprehensive income to net income	(3,942)	811	(4,753)
Allowances for accounts receivable	8,819	3,968	4,851
Stock-based compensation	5,834	6,892	(1,058)
Deferred income taxes	8,570	21,139	(12,569)
Pension and postretirement plans cost	2,487	6,372	(3,885)
Other non-cash items	1,243	(3,810)	5,053
Net non-cash adjustment to net income	$140,018	$149,978	$(9,960)

•	Refer to the Restructuring and related impairment charges and Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	Change
Changes in accounts receivable, net	$(19,519)	$(20,297)	$778
Changes in inventories, net	(7,824)	(8,847)	1,023
Changes in hedging activities, net	(6,683)	7,939	(14,622)
Changes in other assets and accrued liabilities, net	7,481	(53,143)	60,624
Changes in accounts payable, net	4,808	60,810	(56,002)
Qualified pension plan contributions	(2,500)	(40,700)	38,200
Net changes in working capital and pension plan contributions	$(24,237)	$(54,238)	$30,001

•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances year over year, changes in deferred gains recorded in conjunction with the sale of distribution rights to IDPs, and prepaid rent amounts being included in other assets in the prior year and in right-to-use assets in the current quarter due to changes in lease accounting.  Changes in employee compensation accruals, including employee termination benefits, accrued MEPP costs, and changes in legal accruals resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2019 and fiscal 2018, we paid $7.9 million and $28.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $1.2 million and $0.4 million was paid during the first quarter of fiscal 2019 and fiscal 2018, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  We paid $27.6 million of VSIP and other restructuring related charges, and $17.5 million of MEPP costs through the third quarter of fiscal 2018.  During the forty weeks ended October 5, 2019, we paid $7.9 million of legal settlements, all of which had been accrued for as of December 29, 2018.  In the prior year, we recognized $21.6 million of legal settlements and paid $16.4 million of legal settlements, of which $5.2 million had been accrued for in prior periods.

•	The significant change in accounts payable resulted from extending our payment terms with certain of our suppliers during fiscal 2018 as well as increased ingredient costs.
•

We made a $2.5 million voluntary defined benefit plan pension contribution to Plan No. 2 in the third quarter of fiscal 2019.  During the forty weeks ended October 6, 2018, we made voluntary contributions to our defined benefit pension plans of $40.7 million. Based on the estimated value of assets held in the plan for Plan No. 1, the company currently estimates that a cash contribution of approximately $5.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination which is expected to be in the first quarter of fiscal 2020.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 5, 2019 and October 6, 2018, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	Change
Purchases of property, plant, and equipment	$(70,610)	$(74,992)	$4,382
Principal payments from notes receivable, net of repurchases of independent distributor territories	2,956	214	2,742
Proceeds from sale of property, plant and equipment	2,548	1,366	1,182
Net cash disbursed for investing activities	$(65,106)	$(73,412)	$8,306

•	We currently anticipate capital expenditures of $100 million to $110 million for fiscal 2019.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 5, 2019 and October 6, 2018, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2019	October 6, 2018	Change
Dividends paid	$(119,799)	$(112,247)	$(7,552)
Exercise of stock options	—	791	(791)
Payment of financing fees	(110)	(100)	(10)
Stock repurchases	(7,054)	(2,489)	(4,565)
Change in bank overdrafts	3,116	3,746	(630)
Net change in debt obligations	(102,500)	(3,750)	(98,750)
Payments on financing leases	(4,985)	—	(4,985)
Net cash disbursed for financing activities	$(231,332)	$(114,049)	$(117,283)

•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 5, 2019 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 16, 2019	August 31, 2018	September 13, 2019	$0.1900	$40,189
May 23, 2019	June 7, 2019	June 21, 2019	$0.1900	$40,188
February 15, 2019	March 1, 2019	March 15, 2019	$0.1800	$38,061

Additionally, we paid dividends of $1.4 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 5, 2019, we repurchased 0.3 million shares for $7.1 million under a share repurchase plan approved by our Board of Directors.  All shares repurchased by the company during the forty weeks ended October 5, 2019 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 5, 2019 and December 29, 2018, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 5, 2019	December 29, 2018	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2026 notes	$395,990	$395,550	Fixed Rate	2026
2022 notes	398,794	398,423	Fixed Rate	2022
The credit facility	10,000	—	Variable Rate	2022
The facility	69,500	177,000	Variable Rate	2021
Capital lease obligations	—	21,942
Right-of-use lease obligations	410,272	—		2036
Other notes payable	3,714	8,621		2020
	1,288,270	1,001,536
Current maturities of long-term debt and right-of-use lease obligations	64,008	10,896
Long-term debt and right-of-use lease obligations	$1,224,262	$990,640

Total stockholders' equity
Total stockholders' equity	$1,293,332	$1,258,267

The facility and credit facility are generally used for short-term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  There is no current portion payable over the next year for these obligations.  On September 27, 2019, we amended the facility to extend the maturity date to September 27, 2021.  This amendment was accounted for as a modification and we incurred $0.1 million of financing costs. Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 5, 2019:

	Amount Available	For the Forty Weeks Ended October 5, 2019
	for Withdrawal at	Highest	Lowest
Facility	October 5, 2019	Balance	Balance
	(Amounts in thousands)
The facility	$128,000	$177,000	$—
The credit facility (1)	481,600	122,200	—
	$609,600

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the forty weeks ended October 5, 2019, the company borrowed $208.4 million in revolving borrowings under the credit facility and repaid $198.4 million in revolving borrowings. The proceeds were mostly used to reduce amounts outstanding under the facility.  The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 5, 2019, the company was in compliance with all restrictive covenants under our debt agreements.

The company has begun assessing the impact changes from LIBOR to an alternative interest rate benchmark could have on our business.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 5, 2019, 0.3 million shares, at a cost of $7.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 5, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.

Off-Balance Sheet Arrangements

At October 5, 2019, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 5, 2019, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(15.5) million, based on quoted market prices.  Of this amount, approximately $(0.1) million relates to instruments that will be utilized in fiscal 2019, $(14.8) million that will be utilized in fiscal 2020, and $(0.6) million in fiscal years 2021 and 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 5, 2019, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $14.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

Other than the adoption of ASC Topic 842 at the beginning of fiscal 2019, which required the implementation of new accounting processes, systems and business applications and changed our internal controls over lease accounting and financial reporting, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended October 5, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

There were no common stock repurchases under the plan during the twelve weeks ended October 5, 2019.  During the forty weeks ended October 5, 2019, 0.3 million shares, at a cost of $7.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 5, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.  The company currently has 6.2 million shares remaining available for repurchase under the share repurchase plan.

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

Seventh Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2019, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent and committed lender, PNC Bank, National Association, as facility agent and committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer, and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer, for the quarter ended October 5, 2019.

101.INS	*	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Quarterly Report on Form 10-Q for the quarter ended October 5, 2019 has been formatted in Inline XBRL.

*	Filed herewith

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

Date: November 6, 2019