Form 10-K
period 2019-12-28
FLOWERS FOODS INC
filed 2020-02-19
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-16247

FLOWERS FOODS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2582379
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Flowers Circle Thomasville, Georgia	31757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(229) 226-9110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FLO	NYSE

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

Based on the closing sales price on the New York Stock Exchange on July 13, 2019 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,764,777,380.

On February 13, 2020, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 211,575,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 21, 2020, which is expected to be filed with the Securities and Exchange Commission on or about April 8, 2020, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

•	the failure of our information technology (“IT”) systems to perform adequately, including any interruptions, intrusions or security breaches of such systems; and
•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

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

The Company

Flowers Foods, Inc. (which we reference to herein as “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods”) was founded in 1919 as a Georgia corporation when two brothers — William Howard and Joseph Hampton Flowers — opened Flowers Baking Company in Thomasville, Georgia. Flowers’ operating strategy from the beginning was to invest in efficient and technologically advanced bakeries, offer excellent baked foods, build strong brands, provide extraordinary service to customers, offer a workplace that fosters a team spirit, develop innovations to improve the business, and grow through strategic acquisitions.

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever bakery foods are sold or consumed — whether in homes, supermarkets, convenience stores, restaurants, fast food outlets, institutions, or vending machines. The company produces a wide range of breads, buns, rolls, snack cakes, and tortillas and is currently the second-largest producer and marketer of packaged bakery foods in the United States (“U.S.”).

Segment

We currently manage our business as one operating segment. On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s long-term strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, and reduce costs.  The new organizational structure establishes two business units (“BUs”) - Fresh Packaged Bread and Snacking/Specialty - and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company has concluded that under the new organizational structure it has one operating segment based on the nature of products the company sells, its intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. Capital allocations, such as building a new bakery or other investments, impact both BUs, as the two BUs are so intertwined in production, sales, marketing and other functions. Beginning with the first quarter of 2019, the comparative periods are presented on a consolidated basis due to the change to a single operating segment.

See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K for more detailed financial information about our operating segment. Our brands are among the best known in the baking industry. Many of our brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in Southern markets.

Value Creation Strategies

In June 2016, the company launched Project Centennial, an enterprise-wide business and operational review to evaluate opportunities to streamline our operations, drive efficiencies, and invest in strategic capabilities that we believe will strengthen our competitive position and help us achieve our long-term objectives to build value for our shareholders. Since 2017, the company has been executing on the following strategic priorities:

•

Reinvigorate core business. Focus on national brands, streamline the product assortment, align brands to consumers, invest in brand growth and innovation, and support independent distributor partners (“IDPs”).

•	Reduce costs to fuel growth. Prioritize margins, simplify and streamline our operating model, optimize product portfolio and supply chain network, and better leverage our national footprint.
•	Capitalize on adjacencies. Make smart acquisitions in the baked foods category in growing bakery segments and underdeveloped geographic areas.
•	Invest in capabilities and growth. Develop the team by adding critical capabilities to build brands, manage costs, and deliver insights.

By delivering on these strategic imperatives, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%. The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

Since transitioning to these strategies in fiscal 2017, the company has:

•	Updated its incentive compensation framework to continue recruitment and development of our executive team.
•	Conducted marketing campaigns for Nature’s Own and Wonder to increase brand awareness.
•	Developed a strategic pricing initiative to address inflationary headwinds.
•	Hired a corporate development officer to concentrate on strategic options, including targeted merger and acquisition activities.
•

Realized continued growth from new product introductions of Nature’s Own Perfectly Crafted breads, a line of artisan-inspired, thick-sliced bakery breads, and Dave’s Killer Bread (“DKB”) bagels and English muffins.

•	Acquired Canyon Bakehouse, LLC (“Canyon”), a privately held, leading producer of gluten-free bakery foods.
•	Conducted a foundational consumer research study to inform and accelerate product innovation and engaged a leading consumer-focused advertising agency.
•	Realigned key leadership roles and appointed a chief operating officer (“COO”) to enhance execution and accountability.
•	Established two BUs - Fresh Packaged Bread and Snacking/Specialty - and refined organizational structure to better align operating functions.
•	Activated a trade promotion management system to increase promotional effectiveness, enhance price realizations, and improve profitability.
•	Added a high-speed production line to bakeries in Pennsylvania and Georgia and closed inefficient bakeries in Vermont, Alabama, and North Carolina.
•	Added organic production in the Northeast.
•	Implemented working capital policies that improved the cash conversion cycle and generated incremental cash flow.
•	Streamlined our brand assortment in key retail categories.
•	Hired a chief marketing officer.
•	Completed a voluntary employee separation incentive plan (the “VSIP”) as part of its effort to restructure and streamline operations.
•

Between 2017 and 2018, realized total gross savings above the upper end of our $70 million to $80 million target, primarily through a more efficient organizational structure and reduced spending on purchased goods and services.

Employees

We strive to treat all our team members and associates with respect and dignity and work to maintain good relationships and open communication. We are committed to equal employment opportunities and operating our facilities under all federal and state employment laws and regulations. In addition, our subsidiaries provide:

•	Fair and equitable compensation and a balanced program of benefits,
•	Working conditions that promote employees’ health and safety,
•	Training opportunities that encourage professional development, and
•	Ways for team members to discuss concerns through an open-door policy, peer review program, and anonymous toll-free hotline.

We employ approximately 9,700 people. Approximately 1,160 of these employees are covered by collective bargaining agreements.

Brands & Products

The company reports sales as branded retail, store branded retail, or non-retail and other.  The non-retail and other category includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing.  The table below presents our major brands and the geographic locations in the U.S. where our products are available:

Brand	Availability
Nature’s Own, DKB, Wonder, Canyon Bakehouse, Mrs. Freshley’s, Tastykake	Nationally, in select markets
Alpine Valley, Aunt Hattie’s, Bunny, Butternut, Butterkrust, Captain John Derst, Country Kitchen, Evangeline Maid, Home Pride, Merita, Sara Lee (California), Sunbeam	Available in select regional markets across the country

Brand Highlights

•	Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S. The Nature’s Own sales, at retail, surpassed $1.0 billion during fiscal 2017.
•

Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) based on dollars and units in the U.S.  Nature’s Own Butterbread is the #4 UPC based on dollars and #2 based on units. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/29/19)

•

DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments (Loaf, Bagels, Breakfast Bread, and English Muffins). DKB is the fastest growing brand in the Fresh Packaged Breads category, based on dollar sales change versus prior year. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/29/19)

•	Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/29/19)

The table below presents our sales by product mix for fiscal 2019 on a consolidated basis.  Internal sales data warehouse (“SDW”) amounts may not compute due to rounding.

The table below presents our sales by channel for fiscal 2019 on a consolidated basis.  Internal SDW amounts may not compute due to rounding.

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

Customers

Our top 10 customers in fiscal 2019 accounted for 51.0% of sales. During fiscal 2019, our largest customer, Walmart/Sam’s Club, represented 21.1% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10.0% or more of our sales during fiscal years 2019, 2018, and 2017.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 282 such stores and reported sales of $74.8 million during fiscal 2019 from these outlets.

We also (1) supply national and regional restaurants, institutions and foodservice distributors, and retail in-store bakeries with breads and rolls; (2) sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets; and (3) sell packaged snack cakes primarily to customers who distribute them nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. In certain circumstances, we enter into co-packing arrangements with retail customers or other food companies, some of which are competitors.

Distribution

We distribute our products through a direct-store-delivery (“DSD”) distribution system and a warehouse delivery system.  The DSD distribution system involves aggregating order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. The independent distributors are responsible for ordering products, stocking shelves, maintaining special displays, and developing and maintaining good customer relations to ensure adequate inventory and removing unsold goods.  The warehouse delivery system involves primarily delivering our products to customers’ warehouses.

The company has sold the majority of the distribution rights for territories to independent distributors under long-term financing arrangements. Independent distributors, highly motivated by financial incentives from their distribution rights ownership, strive to increase sales by offering outstanding service and merchandising. Independent distributors have the opportunity to benefit directly from the enhanced value of their distribution rights resulting from higher branded sales volume.

Our DSD distribution system is comprised of three types of territories: (1) independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets; (2) company-owned and operated territories with distribution rights that are classified as available for sale; and (3) other company operated territories.  The table below presents the approximate number of territories used by the company on December 28, 2019:

Type of territory	Number of territories
Independent distributor owned and operated distribution rights	5,590
Company-owned classified as available for sale	156
Other company operated territories	177
Total territories	5,923

The company has developed proprietary software on the hand-held computers independent distributors use for ordering, sales transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use and other administrative services.  This fee is recognized as a reduction to the company’s selling, distribution and administrative expenses.  Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. We believe this system assists us in minimizing returns of unsold goods.  The fees collected for each of the last three fiscal years were as follows (amounts in thousands):

Year	Fees collected
Fiscal 2019	$7,546
Fiscal 2018	$7,399
Fiscal 2017	$6,965

In addition to hand-held computers, we maintain an IT platform that allows us to track sales, product returns, and profitability by selling location, bakery, day, and other criteria. The system provides us with daily, on-line access to sales and gross margin reports, allowing us to make prompt operational adjustments when appropriate. It also permits us to better forecast sales and improve independent distributors’ in-store product ordering by customer. This IT platform is integral to our hand-held computers.

We also use scan-based trading technology (referred to as “pay by scan” or “PBS”) to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often-lengthy product check-in with certain retail customers, which gives them more time to service customers and merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During the last three fiscal years, PBS sales were as follows (amounts in thousands):

Year	PBS sales
Fiscal 2019	$1,883,846
Fiscal 2018	$1,729,429
Fiscal 2017	$1,390,974

Our warehouse distribution system delivers a portion of our packaged bakery snack products from a central distribution facility located near our Crossville, Tennessee snack cake bakery. We believe this centralized distribution system allows us to achieve both production and distribution efficiencies. Products coming from different bakeries are then cross-docked and shipped directly to customers’ warehouses nationwide. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers.

Intellectual Property

We own a number of trademarks, trade names, patents, and licenses. The company also sells products under franchised and licensed trademarks and trade names which we do not own pursuant to contractual arrangements.  We consider all of our trademarks and trade names important to our business since we use them to build strong brand awareness and consumer loyalty.

Raw Materials

Our primary baking ingredients are flour, sweeteners, shortening, yeast and water. We also purchase organic and gluten-free ingredients.  We also use paper products, such as corrugated cardboard, films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.  In addition, we are dependent on natural gas or propane as fuel for firing our ovens.

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

The cost of compliance with such laws and regulations has not had a material adverse effect on the company’s business.  We believe we are currently in substantial compliance with all material federal, state and local laws and regulations affecting the company and its properties.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $36 billion at retail. This category is intensely competitive and has experienced significant change in the last several years. From a national standpoint, Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on market share as presented in the following chart (amounts may not compute due to rounding). (Source: IRI Flowers custom database, 52 weeks ending 12-28-19; Flowers private label sales from SDW):

The current competitive landscape for breads and rolls in the U.S. baking industry now consists of Bimbo Bakeries USA, Flowers Foods, and Campbell Soup Company, under the Pepperidge Farm brand, along with smaller independent regional bakers, local bakeries, and retailer-owned bakeries.

There are a number of smaller regional bakers in the U.S. Some of these do not enjoy the competitive advantages of larger operations, including greater brand awareness and economies of scale in purchasing, distribution, production, IT, advertising and marketing. However, size alone is not sufficient to ensure success in our industry. The company faces significant competition from regional and independent bakeries in certain geographic areas.

Competition in the baking industry continues to be driven by a number of factors. These include the ability to serve consolidated retail and foodservice customers, generational changes in family-owned businesses, and competitors’ promotional efforts on branded bread and store brands. Competition typically is based on the ability to target changing consumer preferences, product availability, product quality, brand loyalty, price, and effective promotions. Customer service, including frequent deliveries to keep store shelves well-stocked, is also a competitive factor.

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. In general, the store brand share of retail fresh packaged bread in the U.S. accounts for approximately 23% of the dollar sales and approximately 35% of unit sales and has steadily declined over the past five years.

Other Available Information

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the SEC. The SEC allows us to disclose important information by referring to it in this manner, and you should review this information in addition to the information contained in this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings on our website at www.flowersfoods.com in the “REPORTS & FILINGS” section of the “INVESTORS” tab. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including the company. Except as otherwise expressly set forth herein, the information contained on our website is neither included nor incorporated by reference herein.

The following corporate governance documents may be obtained free of charge through our website in the “CORPORATE GOVERNANCE” section of the “INVESTORS” tab (unless otherwise specified) or by sending a written request to Flowers Foods, Inc., 1919 Flowers Circle, Thomasville, GA 31757, Attention: Investor Relations.

•	Finance Committee Charter
•	Audit Committee Charter
•	Nominating/Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Flowers Foods, Inc. Employee Code of Conduct
•	Code of Business Conduct and Ethics for Officers and Members of the Board of Directors
•	Disclosure Policy
•	Stock Ownership Guidelines for Executive Officers and Non-Employee Directors
•	Corporate Governance Guidelines
Item 1A.	Risk Factors

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

The willingness of our customers and consumers to purchase our products may depend in part on economic conditions. Worsening economic conditions or future challenges to economic growth could have a negative impact on consumer demand, which could adversely affect our business. Deterioration of national and global economic conditions could cause consumers to shift purchases to more generic, lower-priced, or other value offerings, or consumers may forego certain purchases altogether during economic downturns and could result in decreased demand in the foodservice business. This economic uncertainty may increase pressure to reduce the prices of some of our products, limit our ability to increase or maintain prices, and reduce sales of higher margin products or shift our product mix to low-margin products.

In addition, changes in tax or interest rates, whether due to recession, financial and credit market disruptions or other reasons, could negatively impact us. In this regard, the administering regulatory authority announced it intends to phase out London Interbank Offered Rate (“LIBOR”) by the end of 2021. Certain of our variable rate debt and revolving credit facility use LIBOR as a benchmark for establishing interest rates. While we expect to have replaced or renegotiated our revolving credit facility by the end of 2021, we plan to incur additional indebtedness and/or negotiate new terms that will rely on an alternative method to LIBOR. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time. If any of these events occurs, or if economic conditions become unfavorable, our sales and profitability could be adversely affected.

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

The U.S. bakery industry is highly competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with store branded products that are generally sold at lower prices. Competition is based on product availability, product quality, price, effective promotions, and the ability to target changing consumer preferences. Substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits.  We experience price pressure from time to time due to competitors’ promotional activity and other pricing efforts. This pricing pressure is particularly strong during adverse economic periods. Increased competition could result in reduced sales, margins, profits and market share.

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

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Brand value could diminish significantly due to several factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. In addition, failure to comply with local or other laws and regulations could also hurt our reputation. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition or were to suffer damage to our reputation or loss of consumer confidence in our products for any of these reasons, our revenues and profitability could be adversely affected.

We rely on several large customers for a significant portion of sales and the loss of one of our large customers could adversely affect our business, financial condition or results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 51.0% of sales during fiscal 2019. Our largest customer, Walmart/Sam’s Club, accounted for 21.1% of sales during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Our inability to execute our business strategy could adversely affect our business.

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution.  In particular, we have initiated under Project Centennial, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure.  These and related demands on our resources may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing Project Centennial or one or more of our business strategies, our business could be adversely affected.

Inability to anticipate or respond to changes in consumer preferences may result in decreased demand for our products, which could have an adverse impact on our future growth and operating results.

Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers, including concerns of consumers regarding health and wellness, obesity, product attributes, ingredients, and packaging. Similarly, demand for our products could be negatively affected by consumer concerns or perceptions regarding the health effects of specific ingredients such as, but not limited to, sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes. Introduction of new products and product extensions requires significant development and marketing investment. If we fail to anticipate, identify, or react to changes in consumer preferences, or if we fail to introduce new and improved products on a timely basis, we could experience reduced demand for our products, which could cause our sales, profitability, and our operating results to suffer.

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

Acquisitions, including future acquisitions and the Canyon acquisition completed in fiscal 2018, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

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

During fiscal years 2018 and 2019, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers.

Consolidation in the retail and foodservice industries could adversely affect our sales and profitability.

We expect consolidations among our retail and foodservice customers to continue. If this trend continues and our retail and foodservice customers continue to grow larger due to consolidation in their respective industries, they may demand lower pricing and increased promotional programs. In addition, these pressures may restrict our ability to increase prices, including in response to commodity and other cost increases. Our margins and profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

Our large customers may impose requirements on us that may adversely affect our results of operations.

From time to time, our large customers may re-evaluate or refine their business practices and impose new or revised requirements on us, the distributors, and the customers’ other suppliers. The growth of large mass merchandisers, supercenters and dollar stores, together with changes in consumer shopping patterns, have produced large, sophisticated customers with increased buying power and negotiating strength. Current trends among retailers and foodservice customers include fostering high levels of competition among suppliers, demanding new products or increased promotional programs, requiring suppliers to maintain or reduce product prices, reducing shelf space for our products, and requiring product delivery with shorter lead times. These business changes may involve inventory practices, logistics, or other aspects of the customer-supplier relationship. Compliance with requirements imposed by large customers may be costly and may have an adverse effect on our margins and profitability. However, if we fail to meet a large customer’s demands, we could lose that customer’s business, which also could adversely affect our sales and results of operations.

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

The company has noncontributory defined benefit pension plans covering certain employees maintained under the Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets. During fiscal 2018, the company adopted a de-risking investment strategy for its pension assets in Plan No. 1 and the termination of Plan No. 1 is expected to occur by May 2020.  The termination of Plan No. 1 has resulted in a short-term conservative investment outlook, while Plan No. 2 is still managed as a long-term asset.

As a result of the termination, we will be required to make significant cash contributions to fund Plan No. 1’s unfunded vested benefit, which could adversely affect our financial condition, liquidity or results of operations, the amount of which will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the company currently estimates that a cash contribution of approximately $17.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions of the level of lump sum distributions elected by eligible plan participants, among other assumptions, the company estimates a final non-cash settlement charge of approximately $125.0 million to $143.0 million will be triggered in the first quarter of fiscal 2020.

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

We may be adversely impacted if our IT systems fail to perform adequately, including with respect to cybersecurity issues.

The efficient operation of our business depends on our IT systems. We rely on our IT systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our IT systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and could result in billing, collecting and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, our IT systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as corn and wheat. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules.

We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our production and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

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

In addition, our operations are subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency related to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, and affect our sales.

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

Information about our Executive Officers

The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

A.Ryals McMullian Age 50 President and Chief Executive Officer

Mr. McMullian was elected CEO in May 2019.  Previously, Mr. McMullian served as COO from July 2018 until May 2019.  Mr. McMullian served as chief strategy officer from May 2017 to July 2018. Mr. McMullian served as vice president of mergers and acquisitions and deputy general counsel from 2015 until 2017. Mr. McMullian served as vice president and associate general counsel from 2011 until 2015 and as associate general counsel from 2003, when he joined the company, until 2011.

R. Steve Kinsey Age 59 Chief Financial Officer and Chief Administrative Officer

Mr. Kinsey was named chief financial officer (“CFO”) and chief administrative officer in May 2017. Previously, Mr. Kinsey served as executive vice president and CFO from 2008 until 2017, and as senior vice president and CFO from 2007 to 2008. Prior to those appointments, Mr. Kinsey served as vice president and corporate controller from 2003 until 2007, and as controller from 2002 until 2003. He served as director of tax from 1998 until 2002 at Flowers Foods and Flowers Industries. At Flowers Industries, Mr. Kinsey also served as tax manager from 1994 until 1998, and as tax associate from 1989 until 1994. He joined the company in 1989.  Mr. Kinsey will also become the chief accounting officer (“CAO”) upon the retirement of Ms. Lauder in late April 2020.

Bradley K. Alexander Age 61 Chief Operating Officer

Mr. Alexander was named COO in May 2019.  Previously, Mr. Alexander served as president of the Fresh Packaged Bread Business Unit from May 2017 to May 2019. Mr. Alexander served previously as executive vice president and COO of Flowers Foods beginning in 2014 and as president of Flowers Bakeries from 2008 to 2014. He also served as a regional vice president of Flowers Bakeries, and in various sales, marketing and operational positions, including bakery president and senior vice president of sales and marketing, since joining the company in 1981.

Stephanie B. Tillman Age 49 Chief Legal Counsel

Ms. Tillman was named chief legal counsel effective January 2020. Ms. Tillman has served as vice president, chief compliance officer, and deputy general counsel, since 2011. Previously, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

D. Keith Wheeler Age 56 Chief Sales Officer

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

Robert L. Benton, Jr. Age 62 Executive Vice President of Network Optimization

Mr. Benton was named Executive Vice President of Network Optimization in November 2019. He previously served as chief supply chain officer since May 2017.  He had been senior vice president and chief manufacturing officer from 2015 to 2017. Mr. Benton served as senior vice president of manufacturing and operations support from 2011 until 2015, as vice president of manufacturing from 2001 until 2011, and as director of manufacturing at Flowers Foods and Flowers Industries from 1993 until 2001. At Flowers Industries, Mr. Benton held various manufacturing, engineering and operational management positions, from when he joined the company in 1980 through 1993.

Karyl H. Lauder Age 63 Senior Vice President and Chief Accounting Officer

Ms. Lauder has been senior vice president and CAO of Flowers Foods since 2008. Ms. Lauder served as vice president and CAO from 2007 until 2008 and as vice president and operations controller from 2003 to 2007. Prior to those appointments, Ms. Lauder served as a division controller for Flowers Bakeries Group from 1997 to 2003, as a regional controller for Flowers Bakeries, and in several other accounting and supervisory positions since 1978, when she joined the company.  Ms. Lauder has announced her retirement effective at the end of April 2020.

Debo Mukherjee Age 52 Chief Marketing Officer

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

Name, Age and Office	Business Experience

H. Mark Courtney Age 59 President, Fresh Packaged Bread Business Unit

Mr. Courtney was named president of the Fresh Packaged Bread Business Unit in May 2019.  Previously, Mr. Courtney has held various positions with the Company, including senior vice president of retail accounts from 2017 to 2019 and senior vice president of sales from 2008 to 2017.  He also served as executive vice president of the Flowers Foods Specialty Group, and in various sales positions since joining the company in 1983.

David M. Roach Age 50 President, Snacking/Specialty Business Unit

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

Mark Chaffin Age 49 Chief Information Officer

Mr. Chaffin was named chief information officer (“CIO”) in February 2020 after serving four months in an interim capacity. In this role, he is responsible for Flowers’ IT strategy and operations. Prior to joining Flowers, Mr. Chaffin was a partner in the Southeast practice of Fortium Partners, a provider of technology leadership services, focusing on IT strategy, business process improvement, technology commercialization, and analytics. He also served as CIO at sgsco, a global package and brand design and marketing company, from 2015 to 2019. He also served as CIO at Acosta Sales and Marketing, a sales and marketing company for consumer-packaged goods companies, from 2007 to 2015. Earlier in his career, Mr. Chaffin founded Florida Technology, a firm focused on business intelligence and application development, and launched the national business intelligence practice for Avanade, a global professional services company founded as a joint venture between Accenture and Microsoft.

Tonja Taylor Age 60 Chief Human Resources Officer

Ms. Taylor was named chief human resources officer in May 2017. Ms. Taylor served as senior vice president of human resources from 2013 until 2017 and as vice president of human resources from 2008 until 2013. Ms. Taylor joined the company in 1999 as change management coordinator for a key IT initiative. Beginning in 2000, she served in a variety of human resources positions, including manager of organizational development, director of organizational development, and managing director of Human Resources.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The company currently operates 46 bakeries, of which 44 are owned and two are leased. We believe our properties are in good condition, well maintained, and sufficient for our present operations. Our production plant locations are:

State	City	State	City
Alabama	Birmingham	Kentucky	London
Alabama	Montgomery	Louisiana	Baton Rouge
Alabama	Tuscaloosa	Louisiana	Lafayette
Arizona	Mesa	Louisiana	New Orleans
Arizona	Phoenix	Maine	Lewiston (2 locations)
Arizona	Tolleson	Nevada	Henderson
Arkansas	Batesville	North Carolina	Goldsboro
Arkansas	Texarkana	North Carolina	Jamestown
California	Modesto (Leased)	North Carolina	Newton
Colorado	Johnstown	Oregon	Milwaukie
Florida	Bradenton	Pennsylvania	Oxford
Florida	Jacksonville	Pennsylvania	Philadelphia (Leased)
Florida	Lakeland	Tennessee	Cleveland
Florida	Miami	Tennessee	Crossville
Georgia	Atlanta	Tennessee	Knoxville
Georgia	Savannah	Texas	Denton
Georgia	Suwanee	Texas	El Paso
Georgia	Thomasville	Texas	Houston (2 locations)
Georgia	Tucker	Texas	San Antonio
Georgia	Villa Rica	Texas	Tyler
Kansas	Lenexa	Virginia	Lynchburg
Kentucky	Bardstown	Virginia	Norfolk

In Thomasville, Georgia, the company leases properties that house shared services functions and our IT group and owns several properties for our corporate offices.

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

Holders

As of February 13, 2020, there were approximately 3,435 holders of record of the company’s common stock.

Dividends

The payment of dividends is subject to the discretion of the Board. The Board bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 28, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	5,080,672
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	5,080,672

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

Purchases of Equity Securities by the Issuer

The company did not purchase any shares of its common stock during the fourth quarter of fiscal 2019.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 3, 2015 through December 28, 2019, the last day of our 2019 fiscal year.

	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019
FLOWERS FOODS INC	100.00	115.17	111.18	111.43	109.32	134.46
S&P 500 INDEX	100.00	101.40	113.53	138.32	131.12	174.36
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	117.37	128.09	129.82	105.21	137.73
S&P MIDCAP 400 INDEX	100.00	97.90	118.20	137.40	120.93	154.09

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 3, 2015. Flowers Foods’ share price is also indexed to $100 at December 28, 2019.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2019, 2018, 2017, 2016, and 2015 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K (amounts in thousands, except per share data).

	For Fiscal Year
	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
Statement of Income Data:
Sales	$4,123,974	$3,951,852	$3,920,733	$3,926,885	$3,778,505
Net income	$164,538	$157,160	$150,120	$163,776	$189,191
Net income attributable to Flowers Foods, Inc. common shareholders per basic share	$0.78	$0.74	$0.72	$0.79	$0.90
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.78	$0.74	$0.71	$0.78	$0.89
Cash dividends per common share	$0.7500	$0.7100	$0.6700	$0.6250	$0.5675
Balance Sheet Data:
Total assets	$3,177,776	$2,845,537	$2,659,724	$2,761,068	$2,844,051
Long-term debt and right-of-use lease liabilities	$1,206,299	$990,640	$820,141	$946,667	$930,022

Notes to the Selected Financial Data table for additional context

1.	Fiscal 2019 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2019	Footnote
(Recovery) loss on inferior ingredients	$(413)	$—	$—	$376	$(37)	Note 4
Restructuring and related impairment charges	$718	$2,047	$3,277	$17,482	$23,524	Note 5

The company adopted Accounting Standard Update (“ASU”) No. 2016-02 Leases (ASC Topic 842, the “new standard”) that requires companies to recognize lease liabilities and a right-of-use asset for virtually all leases on the balance sheet.  The company adopted this standard at the beginning of our fiscal 2019 using the modified retrospective transition method.  The impact at adoption was an increase to assets of $387.3 million and an increase to liabilities of $391.9 million.  See Note 3, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this Form 10-K, for details of the impact at adoption.

2.

Fiscal 2019 also includes legal settlement charges of $28.0 million recognized in the selling, distribution and administrative expenses line item on the Consolidated Statements of Income during fiscal 2019.

3.	Fiscal 2018 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2018	Footnote
(Recovery) loss on inferior ingredients	$—	$3,884	$(1,891)	$1,219	$3,212	Note 4
Restructuring and related impairment charges	$1,259	$801	$497	$7,210	$9,767	Note 5
Multi-employer pension plan withdrawal costs	$2,322	$—	$—	$—	$2,322	Note 22
Pension plan settlement loss	$4,668	$1,035	$930	$1,148	$7,781	Note 22
Impairment of assets	$2,483	$—	$—	$3,516	$5,999	Note 2,12

The company purchased Canyon on December 14, 2018.  See Note 10, Acquisition, of Notes to Consolidated Financial Statements of this Form 10-K, for more detailed disclosures for the acquisition.  Its results of operations for the period from December 14, 2018 through December 29, 2018 were excluded due to immateriality and were reported in the first quarter of fiscal 2019.

4.

Fiscal 2018 also includes the impact of $21.5 million of legal settlements, $4.5 million in acquisition-related costs, and $9.7 million of Project Centennial costs all of which are recognized in the selling, distribution and administrative expenses line item on the Consolidated Statements of Income during fiscal 2018.

5.	Fiscal 2017 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	Fiscal 2017	Footnote
Gain on divestiture	$(28,875)	Note 6
Restructuring and related impairment charges	$104,130	Note 5
Multi-employer pension plan withdrawal costs	$18,268	Note 22
Pension plan settlement loss	$4,649	Note 22
Income tax benefit resulting from tax reform	$(48,160)	Note 23

6.	Fiscal 2017 also includes the impact of $37.3 million of Project Centennial consulting costs.

7.

Fiscal 2016 includes the impact of a $6.6 million pension plan settlement loss, $24.9 million of impairment charges, $10.5 million of legal settlements (including $0.3 million of related tax liabilities) which affect comparability, the issuance of our $400.0 million senior notes due 2026, and $1.9 million of debt issuance costs recognized as interest expense (for a loss on extinguishment of debt) at the time we paid off $367.5 million of outstanding indebtedness under two of our term loans.

8.	Fiscal 2015 includes the results of DKB and Alpine Valley as of and from the date of each acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MATTERS AFFECTING COMPARABILITY

Detailed below are matters affecting comparability as well as other significant events that will provide additional context while reading this discussion:

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Footnote
	52 weeks	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$784	$9,723	$37,306	Note 5
Gain on divestiture	—	—	(28,875)	Note 6
Restructuring and related impairment charges	23,524	9,767	104,130	Note 5
Impairment of assets	—	5,999	—	Note 2, 12
(Recovery) loss on inferior ingredients	(37)	3,212	—	Note 4
Pension plan settlement loss	—	7,781	4,649	Note 22
Multi-employer pension plan withdrawal costs	—	2,322	18,268	Note 22
Acquisition-related costs	22	4,476	—	Note 10
Legal settlements (recovery)	28,014	21,452	5,978	Note 24
Lease termination costs	—	—	565
Executive retirement agreement	763	—	—
	$53,070	$64,732	$142,021

In fiscal 2017, we recognized an income tax benefit of $48.2 million related to the estimated benefit of the Tax Cuts and Jobs Act of 2017 (the “Act”).  In fiscal 2018, we recognized an additional benefit of $5.6 million as an adjustment to the fiscal 2017 amount.  These tax benefits partially offset the net expense amount of the pre-tax items in each respective fiscal year detailed above.

Changes to segment reporting and reclassification of certain prior year amounts.  As of the beginning of fiscal 2019, we completed our transition to the new organizational structure and began managing our business as one operating segment.  Additionally, we have reclassified certain prior year amounts for comparability.

Project Centennial consulting costs.  During the second quarter of fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  Key initiatives of the project are outlined in Item 1., Business, of this Form 10-K.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project. Consulting costs associated with the project in fiscal 2019, 2018, and 2017 were $0.8 million, $9.7 million, and $37.3 million, respectively.  Costs incurred in fiscal 2019 primarily related to the portfolio and supply chain network optimization initiative of Project Centennial and we anticipate incurring additional consulting costs between $7.0 million and $9.0 million in fiscal 2020 for this initiative.  In fiscal 2019, these costs were reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Gain on divestiture of the non-core mix manufacturing business.  On January 14, 2017, we completed the sale of our non-core mix manufacturing business located in Cedar Rapids, Iowa and received proceeds, net of a working capital adjustment, of $41.2 million and recognized a gain of $28.9 million in our fiscal 2017 results of operations.

Restructuring and related impairment charges associated with Project Centennial.  The following table details charges recorded in fiscal 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	(Amounts in thousands)
Employee termination benefits and other cash charges	$3,295	$4,174	$34,529
Property, plant, equipment, and spare parts impairments, net of gain on sale	4,830	5,593	3,354
Trademark impairments	15,399	—	66,247
	$23,524	$9,767	$104,130

In fiscal 2019, we closed our Opelika, Alabama bakery and recorded asset impairment charges with respect to the property, plant, equipment, and spare parts totaling $3.9 million and severance costs of $1.5 million.  Additionally, we recorded $1.8 million of asset impairment charges for a closed bakery included in assets held for sale and for other manufacturing line closures, and severance and relocation costs of $1.8 million related to transitioning to the new organizational structure.  Also, during fiscal 2019, we recorded a gain on sale of $0.8 million related to a facility that had been previously impaired in a prior year.  In the fourth quarter of fiscal 2019, we completed a brand rationalization study which resulted in $15.4 million of impairment charges for certain trademarks that we either no longer intend to use or plan to use on a more limited basis.

In fiscal 2018, employee termination benefits and other cash charges were primarily for severance related to the plant closure discussed below and relocation costs associated with the company reorganization that was completed in fiscal 2018, net of an adjustment of $0.6 million to the VSIP charge recognized in fiscal 2017.  On November 7, 2018, the company announced the closure of a bakery in Brattleboro, Vermont as part of the supply chain optimization initiative under Project Centennial.  The facility ceased operating at the end of fiscal 2018 and resulted in severance charges discussed above, as well as property, plant and equipment impairments of $2.7 million.  Additionally, we completed a product rationalization project in fiscal 2018 that resulted in the write-off of certain ingredient, packaging and advertising displays for discontinued items, and decided to sell a closed manufacturing facility acquired as part of the Acquired Hostess Bread Assets in fiscal 2013 and to close two manufacturing lines in other bakeries resulting in asset impairments.

Employee termination benefits and other cash charges recorded in fiscal 2017 included the VSIP, severance related to other reorganizational initiatives, severance related to the plant closure discussed below, and relocation costs due to the company reorganization.  The VSIP was made available to certain employees who met the VSIP’s age, length-of-service, and business function criteria.  Approximately 325 employees elected to participate in the VSIP, and they accrued enhanced separation benefits totaling $29.7 million.  We paid $4.6 million of these benefits in fiscal 2017 and $24.2 million in fiscal 2018.  Other reorganizational initiatives we completed during the fourth quarter of fiscal 2017 resulted in severance charges of $2.0 million.  Additionally, on August 9, 2017, the company announced the closure of a snack cake bakery in Winston-Salem, North Carolina as part of its supply chain optimization initiative under Project Centennial.  The facility closed in November of fiscal 2017 and a portion of the production was transitioned to other facilities.  Closure costs included the recognition of impairments related to property, plant and equipment of $3.4 million and severance costs of $1.0 million.  We incurred reorganization costs, primarily relocation costs, of $1.9 million during fiscal 2017.  We substantially completed the brand rationalization study in the third quarter of fiscal 2017, which resulted in $66.2 million of impairment charges for certain trademarks that we either no longer intend to use or plan to use on a more limited basis.

Impairment of assets.  In fiscal 2018, we impaired a $2.5 million non-IDP notes receivable because the counterparty defaulted on the note, and we recognized a $3.5 million property, plant and equipment impairment for a construction in progress asset that was ultimately not placed into service.

(Recovery) loss on inferior ingredients. In fiscal 2019, we incurred costs of $1.8 million related to receiving inferior ingredients and co-manufactured products, and received reimbursements totaling $1.8 million for a portion of previously incurred costs. In fiscal 2018, we recognized $7.4 million of currently identifiable and measurable costs associated with receiving inferior yeast and whey ingredients and received a reimbursement of $4.2 million.  The shipments of yeast were from one supplier and reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at a number of the company’s bakeries during the second quarter of fiscal 2018.  On July 18, 2018, the company issued a voluntary recall due to the potential of inferior whey shipments.  The costs associated with inferior whey were incurred during the third quarter of fiscal 2018.  We continue to seek recovery of all losses.

Pension plan settlement loss.  At the beginning of fiscal 2016, the company began offering retired and terminated vested pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Settlement charges of $7.8 million and $4.6 million for fiscal 2018 and 2017, respectively, were triggered as a result of lump sum distributions paid in each fiscal year.  There were no settlement charges triggered in fiscal 2019.  On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1, effective December 31, 2018.  The plan was closed to new participants on January 1, 1999 and benefit accruals were previously frozen on or before August 1, 2008.  The company has commenced the plan termination process and distributed a portion of the pension plan assets as lump sum payments in January 2020 and the remaining balance will be transferred to an insurance company in the form of a nonparticipating group annuity contract during the first quarter of 2020.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the company currently estimates that a cash contribution of approximately $17.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions of the level of lump sum distributions elected by eligible plan participants, among other assumptions, the company estimates a final non-cash settlement charge of approximately $125.0 million to $143.0 million will be triggered in the first quarter of fiscal 2020.

Multi-employer pension plan withdrawal costs (“MEPP” costs).  On August 18, 2017, the union participants of the MEPP Fund at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  This resulted in the recognition of a $15.2 million pension plan withdrawal liability in the third quarter of fiscal 2017, and the recognition of $3.1 million of transition payments that were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement. During the first quarter of fiscal 2018, the pension plan withdrawal liability was revised for the final settlement and we recorded an additional $2.3 million of liability.  All payments related to the withdrawal from the MEPP Fund were completed by the end of the second quarter of fiscal 2018.

Legal settlements.  In fiscal 2019, 2018, and 2017, we reached agreements to settle distributor-related litigation in the aggregate amount of $29.3 million, $18.7 million and $6.0 million, respectively, including plaintiffs’ attorney fees.  We recorded a benefit of $1.3 million in fiscal 2019 related to an adjustment of a prior year settlement based on the final amount paid. Additionally, in fiscal 2018, we reached agreements to settle other non-IDP matters in the amount of $2.8 million. All amounts related to legal settlements are recorded in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Executive retirement agreement.  On February 15, 2019, Allen Shiver, president and chief executive officer of the company and member of the Board of Directors, notified the company he would be retiring from these positions effective May 23, 2019.  In connection with Mr. Shiver’s retirement, the company and Mr. Shiver entered into a retirement agreement and general release, as a part of the agreement, Mr. Shiver was paid $1.3 million upon his retirement, which was expensed in the first quarter of fiscal 2019.  Additionally, upon his retirement in the second quarter of fiscal 2019, we recognized a benefit of $0.6 million related to the forfeiture of his unvested long-term incentive stock awards.  These amounts are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

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

Canyon Bakehouse LLC acquisition.  On December 14, 2018, we completed the acquisition of Canyon, a privately held, gluten-free baking company in Johnstown, Colorado, for $205.2 million total consideration.  Canyon operates one production facility in Johnstown, Colorado. The Canyon Bakehouse brand is the #1 gluten-free bread loaf brand in the U.S.  We funded the purchase price of the Canyon acquisition with cash on hand and borrowings under our accounts receivable securitization facility (the “AR facility”) and incurred acquisition-related expenses of $4.5 million.  Canyon’s results of operations for the period from December 14, 2018 through December 29, 2018 were excluded from our consolidated results for fiscal 2018 due to immateriality and were reported in our first quarter of fiscal 2019.  Prior to the acquisition, Canyon’s sales were distributed frozen through natural, specialty, grocery, and mass retailers around the country and this has and will continue.  In addition to frozen distribution, we began distributing Canyon branded products fresh via our DSD distribution system during the first quarter of fiscal 2019.  In January of fiscal 2020, we paid $5.0 million to the prior owner related to the contingent consideration recorded as part of the acquisition.

Reporting periods.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2019, 2018, and 2017 consisted of 52 weeks.  Fiscal 2020 will consist of 53 weeks.

Product recall.  On July 9, 2019, we issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  We are not currently aware of any confirmed injuries or illnesses.  We incurred costs related to lost production time, scrapped inventory, and product removal, among other costs, of approximately $0.5 million and $0.3 million during the second and third quarters of fiscal 2019, respectively, however, we cannot currently estimate the impact of the recall on future periods.

Impact of adoption of lease accounting standard.  We adopted the new lease accounting standard as of the beginning of fiscal 2019 using the modified retrospective method, as such, prior year amounts have not been restated.

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with fiscal 2019 sales of $4.1 billion.  We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  In the second quarter of fiscal 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  We completed our transition to the new structure and began managing our business as one operating segment as of the beginning of fiscal 2019.  Prior to that time, the company managed its business and reported segment information in two operating segments, the DSD Segment and the Warehouse Segment.

We operate 46 plants in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.  See Item 1., Business, of this Form 10-K for information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales increased 4.4% in fiscal 2019 as compared to fiscal 2018 primarily due to the Canyon acquisition, continued sales growth of the DKB branded deli-style breads and traditional branded loaf breads, significant growth in branded breakfast items, growth in store branded breads and rolls, and positive price/mix.  Partially offsetting these increases were softer sales for foodservice products.  Since the first quarter of fiscal 2018, we have introduced Nature’s Own Perfectly Crafted breads, Sun-Maid branded breakfast bread, DKB English muffins, and new varieties of DKB bagels, among other product launches, which contributed to the overall sales growth.  Sales in fiscal 2018 increased 0.8% as compared to fiscal 2017 due to continued sales growth for our branded organic products and positive price/mix, partially offset by volume declines for other branded products and in the non-retail channel and the impact of inferior ingredients.

Net income for fiscal 2019 increased 4.7% as compared to fiscal 2018 primarily due to increased sales and decreased Project Centennial consulting costs, loss on inferior ingredients, pension plan settlement losses, acquisition costs, and asset impairments.   A lower effective tax rate in the prior year, as well as higher workforce-related costs, increased marketing investments, and higher legal settlements and restructuring charges in the current year partially offset the overall increase. Net income increased 4.7% in fiscal 2018 as compared to fiscal 2017 primarily due to significantly lower restructuring and related impairment charges, MEPP costs and Project Centennial consulting costs as compared to the prior year, partially offset by the income tax benefit recognized from passage of the Act and the gain on divestiture, both recognized in the prior year.  Increased legal settlements, higher commodity prices, and the impact of inferior ingredients also negatively impacted fiscal 2018 earnings, net of the benefit of the VSIP, lower employee compensation costs and decreased tax rates.

In fiscal 2019, we generated net cash flows from operations of $367.0 million and invested $103.7 million in capital expenditures.  We decreased our total indebtedness by $114.3 million and extended the maturity date of the AR facility to September 27, 2021.  We paid $160.0 million in dividends to our shareholders in fiscal 2019.  In fiscal 2018, we generated net cash flows from operations of $295.9 million, made cash payments of $200.2 million for the Canyon acquisition, and invested $99.4 million in capital expenditures.  We increased our total indebtedness by $173.3 million primarily as a result of borrowings under the AR facility to fund the Canyon acquisition and paid $150.2 million in dividends to our shareholders in fiscal 2018.

Industry Trends

•	We hold a 16.9 dollar share of the Fresh Packaged Breads category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for the 52 weeks ending 12/29/19)
•	We hold a 7.4 dollar share of the Commercial Cake category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for the 52 weeks ending 12/29/19)
•	The Fresh Packaged Breads category is highly competitive.
•	We anticipate our growth will be driven by our organic bread brands and gluten-free bakery items, partially offset by softer demand for some of our other product offerings.

Critical Accounting Estimates

The company’s discussion and analysis of its results of operations and financial condition are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues, expenses, and cash flows during the reporting period. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, leased assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	11
Long-lived assets	—
Goodwill and other intangible assets	9
Leases	14
Self-insurance reserves	24
Income tax expense (benefit) and accruals	23
Postretirement plans	22
Stock-based compensation	19
Commitments and contingencies	24

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in fiscal years 2019, 2018, and 2017 are discussed above in the “Matters Affecting Comparability” section.

Flowers has concluded that under its new organizational structure the company has one operating segment based on the nature of products that Flowers sells, an intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. This change to one operating segment aligns with the company’s internal structure and investors’ desire to have consistent external reporting.  We completed our transition to the new structure and began managing our business as one operating segment as of the beginning of fiscal 2019 and we have also determined we have one reporting unit.  Prior to that time, the company managed the business and reported segment information in two operating segments, the DSD Segment and the Warehouse Segment, which were also its reporting units.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two-step process. As discussed above, beginning in fiscal 2019, we changed to a single reporting unit and reassessed the recoverability of goodwill at that time and determined there was no impairment.  We have elected not to perform the qualitative approach. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is evaluated for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting unit. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair value of our reporting unit exceeded its carrying value in excess of $3.3 billion in fiscal 2019. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2019, 2018, or 2017.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset.  Impairment charges recorded in fiscal 2019 and 2017 related to amortizable intangible assets totaled $15.4 million and $47.7 million, respectively, and are discussed above in the “Matters Affecting Comparability” section.  There were no impairment charges related to amortizable intangible assets for fiscal 2018.

As of December 28, 2019, the company also owns a trademark acquired through an acquisition with a carrying value of $127.1 million that is an indefinite-lived intangible asset not subject to amortization. The company evaluates the recoverability of intangible assets not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.  As of the end of fiscal 2019, the company has determined a trademark with a carrying value of $79.5 million no longer is deemed to have an indefinite life and we will begin amortizing this trademark in fiscal 2020 over its remaining useful life of 33 years.  As discussed above, during fiscal 2017, we recorded asset impairment charges of $18.5 million on certain indefinite-lived trademarks and determined these trademarks were no longer deemed to have an indefinite life.

Leases.    The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The company uses the applicable incremental borrowing rate at lease commencement to perform the lease classification tests on lease components and to measure the lease liabilities and right-of-use assets in situations when discount rates implicit in leases cannot be readily determined.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to fiscal 2016.

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

On January 1, 2016, the company began providing retired and terminated vested pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy.  Lump sum payments made in 2017 triggered settlement charges as detailed in the table below (amounts in thousands).  Based on activity in 2018, primarily related to the VSIP, the company recorded settlement charges in each of the quarters of fiscal 2018.  The company recorded pension cost (income) on our qualified defined benefit plans and nonqualified plan in fiscal 2019, 2018, and 2017 as detailed in the table below (amounts in thousands).  We expect pension cost of approximately $2.0 million on our qualified defined benefit plans and nonqualified plan for fiscal 2020 excluding any potential settlement losses.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	52 weeks	52 weeks	52 weeks
Pension cost (income)	$2,971	$817	$(5,320)
Pension plan settlement loss	—	7,781	4,649
Net pension cost (income)	$2,971	$8,598	$(671)

For all but Plan No. 1, we use a spot rate approach (“granular method”) to estimate the service cost and interest cost components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides the best estimate of service and interest costs.

On September 28, 2018, the Board approved the termination of the Flowers Foods, Inc. Retirement Plan No. 1.  Therefore, the benefit obligations as of December 31, 2018 for Plan No. 1 were valued reflecting the plan termination cost to settle the obligations.  The single effective discount rate used to derive the estimated plan termination obligation was used to develop interest cost.  This approach does not use the mechanics of the granular calculation that was used for measurements prior to September 30, 2018.   The movement away from the granular approach for Plan No. 1 is considered a more precise estimation approach given the fact that assets are expected to be distributed within the next three months.

On December 31, 2017, the company adopted a de-risking investment strategy for its pension assets.  As the funded status of the plans increases, over time the targeted allocation to return seeking assets will be reduced and the targeted allocation to fixed-income assets will be increased to better manage the company’s pension liability and reduce funded status volatility.  After the Board approved the termination of Plan No. 1, the plan administrator separated the assets of Plan No. 1 and Plan No. 2 on December 31, 2018.  Based on the funded status of the plans as of December 31, 2019, the asset allocation for each of the Flowers Foods’ pension plans has been adjusted as follows:

Plan No. 1: to 90 to 100% fixed-income securities, and 0-10% short-term investments and cash.

Plan No. 2: to 0 to 80% equity securities, 20-100% fixed-income securities, and 0-10% short-term investments and cash.

For the details of our pension plan assets, see Note 22, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy.  While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.  Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses.  Based on these factors, the long-term rate of return assumption for the plans was set at 5.2% (Plan No. 1) and 7.4% (Plan No. 2) for fiscal 2019 and 4.8% (Plan No. 1) and 7.1% (Plan No. 2) for fiscal 2020.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2019, the SOA published its final report on their “standard” mortality table (“Pri-2012”) and released its annual update to the mortality improvement scale (“MP-2019”).  For purposes of measuring pension benefit obligations of Plan No. 1 at year-end 2019, the company used mortality rates based on the RP-2018 and MP-2018 mortality table and scale, with a 30% upward adjustment to mortality rates (i.e., the same basis that was used at year end 2018). At year-end 2019, for all plans except Plan No. 1, the company updated all mortality assumptions to reflect the most recent base mortality tables and mortality improvement projection scale released by the SOA in 2019, Pri-2012 and MP-2019, respectively. For Plan No. 2, the company will use a blue collar adjustment to the base table.  No other collar adjustments are applied for any other plans.  In addition, contingent annuitant mortality rates are applied for surviving spouses after the death of the original retiree.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques.  Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans.  Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees. The total unrecognized loss and prior service cost in accumulated other comprehensive income (“AOCI”) as of December 28, 2019 for the pension plans the company sponsors was $146.7 million. Amortization of this unrecognized loss and prior service cost during fiscal 2020 is expected to be approximately $7.8 million. To the extent that this unrecognized loss and prior service cost is subsequently recognized, the loss will increase the company’s pension costs in the future.

A sensitivity analysis of fiscal 2019 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2019 pension costs	$(66)	$67	$(803)	$803
Estimated change in FY 2019 year-end benefit obligations	$(9,991)	$10,483	N/A	N/A

In fiscal 2020, the company expects to make a cash contribution to Plan No. 1 ranging from $17.0 million to $35.0 million and a $2.5 million cash contribution to Plan No. 2, and expects to pay $0.3 million in nonqualified pension benefits from corporate assets during fiscal 2020.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are timed-based stock awards that vest over a period of three years.  See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.  No awards were granted to employees by our Board of Directors in fiscal 2018. In early fiscal 2020, the company granted stock awards to certain employees and stock-based compensation expense is expected to increase approximately $6.0 million to $8.0 million as compared to fiscal 2019.

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

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2019 and fiscal 2018:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales	$4,123,974	$3,951,852	100.0	100.0	$172,122	4.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,155,709	2,066,828	52.3	52.3	88,881	4.3
Selling, distribution and administrative expenses	1,575,122	1,507,256	38.2	38.1	67,866	4.5
Multi-employer pension plan withdrawal costs	—	2,322	—	0.1	(2,322)	NM
(Recovery) loss on inferior ingredients	(37)	3,212	(0.0)	0.1	(3,249)	NM
Restructuring and related impairment charges	23,524	9,767	0.6	0.2	13,757	NM
Impairment of assets	—	5,999	—	0.2	(5,999)	NM
Depreciation and amortization	144,228	144,124	3.5	3.6	104	0.1
Income from operations	225,428	212,344	5.5	5.4	13,084	6.2
Other components of net periodic pension and postretirement benefits expense (credit)	2,248	(529)	0.1	(0.0)	2,777	NM
Pension plan settlement loss	—	7,781	—	0.2	(7,781)	NM
Interest expense, net	11,097	7,931	0.3	0.2	3,166	39.9
Income tax expense	47,545	40,001	1.2	1.0	7,544	18.9
Net income	$164,538	$157,160	4.0	4.0	$7,378	4.7
Comprehensive income	$167,689	$151,354	4.1	3.8	$16,335	10.8

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2018 and fiscal 2017:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales	$3,951,852	$3,920,733	100.0	100.0	$31,119	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,066,828	2,009,473	52.3	51.3	57,355	2.9
Selling, distribution and administrative expenses	1,507,256	1,510,015	38.1	38.5	(2,759)	(0.2)
Gain on divestiture	—	(28,875)	—	(0.7)	28,875	NM
Multi-employer pension plan withdrawal costs	2,322	18,268	0.1	0.5	(15,946)	NM
Loss (recovery) on inferior ingredients	3,212	—	0.1	—	3,212	NM
Restructuring and related impairment charges	9,767	104,130	0.2	2.7	(94,363)	NM
Impairment of assets	5,999	—	0.2	—	5,999	NM
Depreciation and amortization	144,124	146,719	3.6	3.7	(2,595)	(1.8)
Income from operations	212,344	161,003	5.4	4.1	51,341	31.9
Other components of net periodic pension and postretirement benefits credit	(529)	(6,558)	(0.0)	(0.2)	6,029	NM
Pension plan settlement loss	7,781	4,649	0.2	0.1	3,132	NM
Interest expense, net	7,931	13,619	0.2	0.3	(5,688)	(41.8)
Income tax expense (benefit)	40,001	(827)	1.0	(0.0)	40,828	NM
Net income	$157,160	$150,120	4.0	3.8	$7,040	4.7
Comprehensive income	$151,354	$148,844	3.8	3.8	$2,510	1.7

NM – the computation is not meaningful

Percentages may not add due to rounding.

Consolidated Results - Fiscal 2019 compared to Fiscal 2018

Sales (dollars in thousands)

	Fiscal 2019		Fiscal 2018
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,481,835	60.2	$2,346,944	59.4	5.7
Store branded retail	645,091	15.6	586,661	14.8	10.0
Non-retail and other	997,048	24.2	1,018,247	25.8	(2.1)
Total	$4,123,974	100.0	$3,951,852	100.0	4.4

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	2.4
Volume	(0.2)
Acquisition	2.2
Total percentage change in sales	4.4

Sales increased primarily due to the Canyon acquisition contribution, continued sales growth of DKB branded organic deli-style breads, and significant growth in branded breakfast items.  Growth in both store branded breads and buns and traditional branded loaf breads and overall positive price/mix also contributed to the sales increase.  These increases were partially offset by declines in foodservice sales.  Additionally, in the prior year, we incurred higher promotional activity associated with the launch of Nature’s Own Perfectly Crafted breads.

The Canyon acquisition has extended our product offerings to include gluten-free items, both in the branded retail and store branded retail categories.  Prior to the acquisition, Canyon’s products were solely distributed by warehouse distribution.  During the first quarter of fiscal 2019, we began the rollout of Canyon’s branded products across our DSD distribution system as well, which we are continuing to implement.

Branded retail sales increased due to the acquisition, growth in DKB branded products, more favorable price/mix, and branded product introductions.  We introduced Nature’s Own Perfectly Crafted breads in the second quarter of fiscal 2018, Sun-Maid breakfast bread late in the third quarter of fiscal 2018, and DKB English muffins in the first quarter of fiscal 2019.  We have continued to expand upon these product introductions with new varieties such as Nature’s Own Perfectly Crafted brioche bread.  Store branded retail sales increased due primarily to volume growth from increased distribution of store branded breads and buns, positive price/mix, and the Canyon acquisition.  Significant volume declines and negative price/mix for foodservice, and softer volume for vending and institutional items resulted in the decrease in non-retail and other sales.  Foodservice sales were negatively impacted by lost business related to the receipt of inferior ingredients beginning in the second quarter of fiscal 2018.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2019 % of sales	Fiscal 2018 % of sales	Change as a % of sales
Ingredients and packaging	29.3	29.6	(0.3)
Workforce-related costs	15.2	14.9	0.3
Other	7.8	7.8	—
Total	52.3	52.3	—

Costs were consistent with prior year as a percent of sales.  Improved sales and decreased ingredient costs as a percent of sales were offset by higher workforce-related costs and lower manufacturing efficiencies.  Favorable shifts in product mix largely resulted in lower ingredients and packaging costs as a percent of sales.  Workforce-related costs increased due to a competitive labor market and higher employee incentive costs year over year.  Sales and production costs were negatively impacted by the effects from inferior ingredients, although we cannot currently quantify these amounts.

Raw materials, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate significantly due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic and specialty ingredients do not offer the same hedging opportunities to reduce the impact of price volatility. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings. We currently anticipate ingredient costs to be stable to moderately lower in fiscal 2020 relative to fiscal 2019.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2019 % of sales	Fiscal 2018 % of sales	Change as a % of sales
Workforce-related costs	11.0	10.6	0.4
Distributor distribution fees	14.7	14.9	(0.2)
Other	12.5	12.6	(0.1)
Total	38.2	38.1	0.1

Workforce-related costs were higher as a percent of sales as a result of increased employee incentive costs year over year and a competitive labor market.  Distributor distribution fees decreased primarily due to the Canyon acquisition as Canyon’s sales are largely warehouse-delivered.  The slight decrease in the Other line item in the table above primarily resulted from decreased consulting costs related to Project Centennial and prior year acquisition costs, mostly offset by increased legal settlements and greater investments in marketing in the current year.  As discussed in the “Matters Affecting Comparability” section above, in fiscal 2019, we recorded legal settlements of $28.0 million (inclusive of a $1.3 million benefit related to an adjustment of a prior year settlement based on the final amount paid).  In fiscal 2018, we recorded legal settlements of $21.5 million.  We incurred consulting costs associated with Project Centennial of $0.8 million in the current year compared to $9.7 million in the prior year, and anticipate additional consulting costs related to the project in the range of $7.0 million to $9.0 million in fiscal 2020.  We incurred acquisition costs of $4.5 million related to the Canyon acquisition in fiscal 2018.

MEPP Costs, (Recovery) Loss on Inferior Ingredients, Restructuring and Related Impairment Charges and Impairment of Assets

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

Income from Operations

Income from operations increased modestly year over year as a percent of sales largely due to sales increases, the prior year loss on inferior ingredients and impairment of assets, somewhat offset by increased restructuring charges year over year.

Other Components of Net Periodic Pension and Postretirement Benefits Expense (Credit) and Pension Plan Settlement Loss

Other components of net periodic pension and postretirement benefits expense (credit) changed primarily due to a decrease in pension income resulting from the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as part of the plan termination process as discussed in the “Matter Affecting Comparability” section above.  Additionally, in fiscal 2018, we recorded $7.8 million of pension plan settlement losses.  We anticipate settlement charges of approximately $125.0 million to $143.0 million in the first quarter of fiscal 2020.

Net Interest Expense

Net interest expense increased year over year due to higher average amounts outstanding under the company’s debt arrangements primarily due to funding the Canyon acquisition at the end of fiscal 2018, net of repayments we have made through fiscal 2019.

Income Tax Expense

The effective tax rate for fiscal 2019 was 22.4% compared to 20.3% in the prior year.  The rate in the prior year was lower primarily due to recognizing an income tax benefit of $5.6 million to adjust the estimated provisional benefit recorded in fiscal 2017 related to tax reform enacted in December 2017.  The provisional amount was adjusted in the second quarter of fiscal 2018 to reflect timing differences reported on the 2017 federal tax return.  The adjustment resulted in a discrete tax benefit of $5.6 million, a reduction to federal income tax payable of $16.4 million and increase to federal deferred tax liabilities of $10.8 million.  The adjustment primarily relates to pension contributions and bonus depreciation on certain assets placed in service during fiscal 2017.  This benefit was partially offset by stock-based compensation shortfalls in 2018 compared to windfalls in the current year.

In 2019, the most significant difference in the effective rate and the statutory rate was for state income taxes.  The primary differences in the effective rate and the statutory rate for the prior year were for adjustments to provisional taxes related to tax reform and state income taxes.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from the increase in net income and the prior year pension plan actuarial loss, net of the prior year pension plan settlement loss.

Consolidated Results - Fiscal 2018 compared to Fiscal 2017

Sales (dollars in thousands)

	Fiscal 2018		Fiscal 2017
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,346,944	59.4	$2,307,836	58.9	1.7
Store branded retail	586,661	14.8	579,006	14.7	1.3
Non-retail and other	1,018,247	25.8	1,033,891	26.4	(1.5)
Total	$3,951,852	100.0	$3,920,733	100.0	0.8

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	1.8
Volume	(1.0)
Total percentage change in sales	0.8

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

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2018 % of sales	Fiscal 2017 % of sales	Change as a % of sales
Ingredients and packaging	29.6	29.0	0.6
Workforce-related costs	14.9	15.0	(0.1)
Other	7.8	7.3	0.5
Total	52.3	51.3	1.0

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

Raw materials, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate significantly due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2018 % of sales	Fiscal 2017 % of sales	Change as a % of sales
Workforce-related costs	10.6	12.7	(2.1)
Distributor distribution fees	14.9	13.5	1.4
Other	12.6	12.3	0.3
Total	38.1	38.5	(0.4)

During fiscal 2018, a larger portion of our sales were made through IDPs resulting in increased distributor distribution fees and decreased workforce-related costs.  Additionally, workforce reductions from the VSIP and other restructuring initiatives, lower employee fringes and reduced stock-based compensation expense (no stock awards were granted to employees in the current year) reduced workforce-related costs. As discussed in the “Matters Affecting Comparability” section above, legal settlements increased $15.5 million over fiscal 2017 and acquisition costs in fiscal 2018 were $4.5 million, however, consulting costs associated with Project Centennial decreased $27.6 million as compared to fiscal 2017, all of which are reflected in the Other line item in the table above.  Higher transportation costs and increased investments in marketing initiatives in fiscal 2018 also negatively impacted overall costs, somewhat offset by reduced legal fees.

Gain on Divestiture, MEPP Costs, (Recovery) Loss on Inferior Ingredients, Restructuring and Related Impairment Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent as a percent of sales year over year.

Income from Operations

Income from operations increased significantly as a percent of sales year over year largely due to sales increases and decreases in selling, distribution and administrative expenses, both discussed above, and decreased restructuring charges of $94.3 million and decreased MEPP costs of $15.9 million.  The $28.9 million gain on divestiture in fiscal 2017 and increased ingredient costs in fiscal 2018 partially offset the overall increase.

Other Components of Net Periodic Pension and Postretirement Benefits Credit and Pension Plan Settlement Loss

The change in other components of net periodic pension and postretirement benefits credit resulted primarily from a decrease in pension plan income as a result of the company changing its pension plan asset allocation to include a larger percentage of fixed-income assets as measured on December 31, 2018 compared to December 31, 2017.  Refer to the discussion in the “Matters Affecting Comparability” section above regarding pension plan settlement loss.

Net Interest Expense

Net interest expense decreased primarily due to a significant increase in interest income resulting from increases in distributor notes receivable outstanding year over year.

Income Tax Expense (Benefit)

The effective tax rate for fiscal 2018 and fiscal 2017 was 20.3% and -0.6%, respectively.  The rates reflect federal tax reform effective for the company starting in the fourth quarter of 2017.  The Act reduced our current year corporate rate from 35% to 21%.  The increase in the rate in fiscal 2018 compared to fiscal 2017 was primarily due to provisional tax benefits recorded in the fourth quarter of 2017 to revalue our U.S. deferred tax liabilities to the lower rate under the Act. Fluctuations in the tax rate for fiscal 2018 compared to fiscal 2017 were also significantly impacted by improved earnings before tax.

The company’s fiscal 2017 financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined. The effective tax rate for fiscal 2017 included an estimated tax benefit of $48.2 million due to the Act. The provisional amount was adjusted in the second quarter of fiscal 2018 to reflect the actual timing differences reported on the federal tax 2017 return. The adjustment resulted in a discrete tax benefit of $5.6 million, a reduction to federal income tax payable of $16.4 million and an increase to federal deferred tax liabilities of $10.8 million.  The adjustment primarily related to pension contributions and bonus depreciation on certain assets placed in service during fiscal 2017. Our accounting for the income tax effects of the Act was complete as of December 29, 2018.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths and we do not anticipate significant risks to these cash flows in the foreseeable future.  Additionally, we strive to maintain a conservative financial position aiming to achieve this through prudent debt reduction and opportunistic share repurchases.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategies under Project Centennial;
•	paying dividends to our shareholders;
•	maintaining a conservative financial position;
•	making strategic acquisitions;
•	repurchasing shares of our common stock; and
•	making discretionary contributions to our qualified pension plans.

The company leases certain property and equipment under various financing and operating lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, to purchase the property at the then fair value, renew the lease at the then fair value, or return the property. The financing leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 14, Leases, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Key items impacting our liquidity, capital resources and financial position in fiscal 2019 and 2018:

Fiscal 2019:

•	We generated $367.0 million of net cash from operating activities.
•	We paid dividends to our shareholders of $160.0 million.
•	We decreased our total debt outstanding $114.3 million.
•	We invested in our business through capital expenditures of $103.7 million.
•	We incurred Project Centennial implementation costs, including restructuring cash charges of $3.3 million and non-restructuring consulting costs of $0.8 million.

Fiscal 2018:

•	We generated $295.9 million of net cash from operating activities.
•	We acquired Canyon, a gluten-free bakery, for cash payments of $200.2 million.
•	We increased our total debt outstanding by $173.3 million primarily as a result of borrowings under the AR facility to fund the Canyon acquisition.
•	We paid dividends to our shareholders of $150.2 million.
•	We invested in our business through capital expenditures of $99.4 million.
•	We incurred Project Centennial implementation costs, including restructuring cash charges of $4.2 million and non-restructuring consulting costs of $9.7 million.

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $11.0 million at December 28, 2019, $25.3 million at December 29, 2018, and $5.1 million at December 30, 2017. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cash flows provided by operating activities	$366,952	$295,893	$297,389
Cash disbursed for investing activities	(97,093)	(301,805)	(35,395)
Cash provided by (disbursed for) financing activities	(284,121)	26,089	(263,275)
Total change in cash	$(14,262)	$20,177	$(1,281)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Depreciation and amortization	$144,228	$144,124	$146,719
Gain on divestiture	—	—	(28,875)
Restructuring and related impairment charges	21,062	5,593	69,601
Stock-based compensation	7,430	8,148	16,093
Impairment of assets	—	5,999	—
Deferred income taxes	18,609	21,657	(61,306)
Pension and postretirement plans (benefit) expense (including settlement losses)	3,234	8,474	(897)
Other non-cash	9,243	4,165	1,776
Net non-cash adjustment to net income	$203,806	$198,160	$143,111

•

Refer to the Restructuring and related impairment charges associated with Project Centennial, Gain on divestiture of the non-core mix manufacturing business, and the Impairment of assets discussions in the “Matters Affecting Comparability” section above regarding these items.

•	The change in stock-based compensation from fiscal 2017 to fiscal 2018 was due to no stock awards being granted to employees in fiscal 2018.
•

For fiscal 2017, deferred income taxes changed due to revaluing the net deferred tax liability due to tax reform and changes in temporary differences year over year.  For fiscal 2019 and fiscal 2018, the changes resulted from changes in temporary differences year over year.

•

Changes in pension and postretirement plan (benefit) expense were primarily due to settlement losses of $7.8 million and $4.6 million in fiscal 2018 and fiscal 2017, respectively, and changes to the pension plan asset allocations as part of the de-risking strategy.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net cash for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Changes in accounts receivable, net	$(7,809)	$(8,278)	$(11,762)
Changes in inventories, net	(4,774)	(8,424)	(7,801)
Changes in hedging activities, net	10,289	2,725	(15,727)
Changes in other assets and accrued liabilities, net	17,557	(65,613)	30,213
Changes in accounts payable	(14,155)	60,863	10,840
Qualified pension plan contributions	(2,500)	(40,700)	(1,605)
Net changes in working capital and pension contributions	$(1,392)	$(59,427)	$4,158

•Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•The change in other assets and accrued liabilities primarily resulted from changes in income tax receivable balances, deferred gains recorded in conjunction with the sale of distribution rights to IDPs, hedge margin, employee compensation accruals (including restructuring-related employee termination benefits), accrued MEPP costs, and legal accruals.  As a result of the change in lease accounting in fiscal 2019, prepaid rent amounts that were previously included in other assets are included in right-of-use assets and deferred credits that were previously included in accrued liabilities are included in lease obligations.  In fiscal 2019 and 2018, we paid $2.1 million and $29.3 million, respectively, of restructuring-related cash charges.  In fiscal 2018, we also paid $17.5 million of MEPP costs.  We paid $7.9 million of legal settlements in fiscal 2019, all of which had been accrued for in prior years, and paid $16.4 million in fiscal 2018, of which $5.2 million had been accrued for in prior years.  We anticipate making payments of approximately $19.4 million, including our share of employment taxes, in performance-based cash awards under our bonus plans in the first quarter of fiscal 2020.  During fiscal 2019 and 2018, the company paid $7.9 million and $28.1 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.  An additional $1.2 million and $0.4 million was paid during fiscal 2019 and 2018, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

•	The significant change in accounts payable in fiscal 2018 resulted from extending our payment terms with certain of our suppliers as well as increases in ingredient costs.
•

During fiscal 2019, 2018, and 2017, we made voluntary contributions to our defined benefit pension plans of $2.5 million, $40.7 million and $1.6 million, respectively. In the first quarter of fiscal 2020, we expect to make a final cash contribution to Plan No. 1 in the range of $17.0 million to $35.0 million.  Additionally, we expect to make a $2.5 million cash contribution to Plan No. 2 and expect to pay $0.3 million in nonqualified pension benefits from corporate assets.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Purchase of property, plant, and equipment	$(103,685)	$(99,422)	$(75,232)
Principal payments from notes receivable, net of repurchases of independent distributor territories	3,824	(4,699)	(7,151)
Acquisition of businesses, net of cash acquired	—	(200,174)	—
Proceeds from divestiture	—	—	41,230
Proceeds from sale of property, plant and equipment	2,649	1,913	3,935
Other	119	577	1,823
Net cash disbursed for investing activities	$(97,093)	$(301,805)	$(35,395)

•	The company currently estimates capital expenditures of approximately $105.0 million to $115.0 million in fiscal 2020.
•	Cash payments for the Canyon acquisition of $200.2 million in the fourth quarter of fiscal 2018 were funded from cash on hand and borrowings under the AR facility.
•	We received proceeds, net of a working capital adjustment, of $41.2 million from the divestiture of our Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Provided by (Disbursed for) Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for fiscal 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Dividends paid, including dividends on share-based payment awards	$(159,987)	$(150,214)	$(140,982)
Exercise of stock options	—	791	19,313
Payment of financing fees	(110)	(100)	(729)
Stock repurchases	(7,054)	(2,489)	(2,671)
Change in bank overdrafts	3,217	4,851	(14,206)
Net change in debt obligations	(114,250)	173,250	(124,000)
Payments on financing leases	(5,937)	—	—
Net cash provided by (disbursed for) financing activities	$(284,121)	$26,089	$(263,275)

•

Our dividend payout rate increased 5.6% from fiscal 2018 to fiscal 2019 and 6.0% from fiscal 2017 to fiscal 2018.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future, we will have additional cash needs to meet these expected dividend payouts.

•	Stock option exercises decreased due to fewer exercises in fiscal 2018 compared to fiscal 2017. As of December 28, 2019, there were no nonqualified stock options outstanding.
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

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at December 28, 2019 and December 29, 2018. For a detailed description of our debt and right-of-use lease obligations and information regarding our credit ratings, distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 14, Leases, and Note 15, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 28, 2019	Maturity	December 28, 2019	December 29, 2018	Variable Rate
			(Amounts in thousands)
2026 senior notes	3.50%	2026	$396,122	$395,550	Fixed Rate
2022 senior notes	4.38%	2022	398,906	398,423	Fixed Rate
Credit facility	3.30%	2022	41,750	—	Variable Rate
AR facility	2.94%	2021	26,000	177,000	Variable Rate
Right-of-use lease obligations		2036	404,503	21,942
Other notes payable	2.10%	2020	3,730	8,621
			1,271,011	1,001,536
Current maturities of long-term debt and right-of-use lease obligations			64,712	10,896
Long-term debt and right-of-use lease obligations			$1,206,299	$990,640

Total stockholders’ equity was as follows at December 28, 2019 and December 29, 2018:

	Balance at
	December 28, 2019	December 29, 2018
	(Amounts in thousands)
Total stockholders' equity	$1,263,430	$1,258,267

The AR facility and credit facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the AR facility and the credit facility.  The following table details the amounts available under the AR facility and credit facility and the highest and lowest balances outstanding under these arrangements during fiscal 2019:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	December 28, 2019	Fiscal 2019	Fiscal 2019
	(Amounts in thousands)
AR facility	$163,400	$177,000	$—
Credit facility (1)	449,850	$122,200	$—
	$613,250

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K.  During fiscal 2019, the company borrowed $297.3 million in revolving borrowings under the credit facility and repaid $255.5 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The AR facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using the facility and the credit facility will become more expensive and increase our interest expense.  Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of funds more expensive.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 28, 2019 and December 29, 2018, the company was in compliance with all restrictive covenants under our debt agreements.

Special Purpose Entities.  At December 28, 2019 and December 29, 2018, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 28, 2019 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2020	2021-2022	2023-2024	2025 and Beyond
Contractual Obligations:
Long-term debt	$871,500	$3,750	$467,750	$—	$400,000
Interest payments (1)	134,750	31,500	54,250	28,000	21,000
Financing right-of-use leases (2)	29,625	9,032	12,077	7,827	689
Operating right-of-use leases (2)	466,309	67,885	108,313	79,882	210,229
Pension and postretirement contributions and payments (3)	38,966	33,175	1,291	1,260	3,240
Deferred compensation plan obligations (4)	17,308	1,750	2,134	1,753	11,671
Purchase obligations (5)	330,526	330,526	—	—	—
Total contractual cash obligations	$1,888,984	$477,618	$645,815	$118,722	$646,829

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit (6)	$19,064	$19,064	$—	$—	$—
Truck lease guarantees	4,644	1,118	1,279	1,957	290
Total commitments	$23,708	$20,182	$1,279	$1,957	$290

(1)

Amounts outstanding under our credit facility at December 28, 2019 were not included since payments into and out of the credit facility change daily.  The facility interest rate is based on the actual rate at December 28, 2019. Interest on the senior notes and other notes payable is based on the stated rate and excludes the amortization of debt discount and debt issuance costs.

(2)	Includes the computed interest portion of the payments based on the incremental borrowing rate.
(3)

Includes the expected benefit payments for postretirement plans from fiscal 2020 through fiscal 2029. These future postretirement plan payments are not recorded on the Consolidated Balance Sheets but will be recorded as these payments are incurred in the Consolidated Statements of Income.  The company expects to complete the termination of Plan No. 1 and anticipates making a final required cash contribution ranging from $17.0 million to $35.0 million in the first quarter of fiscal 2020.  Additionally, the company expects to make a $2.5 million cash contribution to Plan No. 2 in fiscal 2020.

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
(6)

These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 28, 2019 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheets, but $8.4 million of this total reduces the availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $0.2 million related to uncertain tax positions as of December 28, 2019. Details regarding this liability are presented in Note 23, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.   These potential commitments are excluded from the table above because they cannot be known at this time.

Stock Repurchase Plan.    The Board has approved a plan that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. At the close of the company’s fourth quarter on December 28, 2019, 6.2 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.  During fiscal 2019, 0.3 million shares of the company’s common stock were repurchased under the plan at a cost of $7.1 million and during fiscal 2018, 0.1 million shares were repurchased under the plan at a cost of $2.5 million. From the inception of the plan through December 28, 2019, 68.4 million shares, at a cost of $642.6 million, have been repurchased.  There were no repurchases of the company’s common stock during the fourth quarter of fiscal 2019.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 28, 2019, the company’s hedge portfolio contained commodity derivatives with a fair value of $2.2 million and is based on quoted market prices.  Approximately $2.4 million relates to instruments that will be utilized in fiscal 2020, $0.2 million will be utilized in fiscal 2021 and the remaining $(0.4) million will be utilized in fiscal 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 28, 2019, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $13.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Item 8.	Financial Statements and Supplementary Data

Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO, CFO, and CAO.

Based upon that evaluation, our CEO, CFO, and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 28, 2019.

The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I Election of Directors”, “Directors and Corporate Governance — Directors”, “Directors and Corporate Governance — Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Directors and Corporate Governance — Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors (the “Code of Business Conduct and Ethics”), which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at www.flowersfoods.com in the “CORPORATE GOVERNANCE” section of the “INVESTORS” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Our President and CEO certified to the NYSE on May 31, 2019 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Directors and Corporate Governance — Corporate Governance — Determination of Independence” and “Transactions with Management and Others” in the proxy.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Proposal III Ratification of Appointment of Independent Registered Public Accounting Firm — Fiscal 2019 and Fiscal 2018 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 28, 2019 and December 29, 2018.

Consolidated Statements of Income for Fiscal 2019, Fiscal 2018, and Fiscal 2017.

Consolidated Statements of Comprehensive Income for Fiscal 2019, Fiscal 2018, and Fiscal 2017.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2019, Fiscal 2018, and Fiscal 2017.

Consolidated Statements of Cash Flows for Fiscal 2019, Fiscal 2018, and Fiscal 2017.

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

Stock Purchase Agreement, dated as of August 12, 2015, by and among AVB, Inc., Goode Seed Holdings, LLC, Goode Seed Co-Invest, LLC, Glenn Dahl, trustee of the Glenn Dahl Family Trust, U/A/D November 28, 2012, David J. Dahl, trustee of the David Dahl Family Trust, U/A/D May 1, 2012, Shobi L. Dahl, trustee of the Shobi Dahl Family Trust, U/A/D, December 16, 2011, Flowers Bakeries, LLC, Flowers Foods, Inc., and Goode Seed Holdings, LLC, as shareholders’ representative (Incorporated by reference to Exhibit 2.6 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).

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

4.6		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.7		—	Form of 3.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.8	*	—	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1		—

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

Exhibit
No		Name of Exhibit
10.4	—

Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

10.5	—

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.5 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 28, 2015, File No. 1-16247).

10.6	—

Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

10.7	—

Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 29, 2017, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 30, 2017, File No. 1-16247).

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

Third Amendment and Waiver to Receivables Loan, Security and Servicing Agreement, dated as of August 20, 2015, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank”, New York Branch, as facility agent and as a committed lender, PNC Bank, National Association, as facility agent and as a committed lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.11 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).

10.12	—

Fourth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 30, 2016, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., as facility agent and as a committed lender, PNC Bank, National Association, as facility agent and as a committed lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated October 3, 2016, File No. 1-16247).

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

Sixth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2018, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.U., Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent and committed lender, PNC Bank, National Association, as facility agent and committed lender, and Coöperatieve Rabobank U.A., New York Branch (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 7, 2018, File No. 1-16247).

Exhibit
No			Name of Exhibit
10.15

Seventh Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2019, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.U., Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent and committed lender, PNC Bank, National Association, as facility agent and committed lender, and Coöperatieve Rabobank U.A., New York Branch (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 6, 2019, File No. 1-16247).

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

10.24	+	—

Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.25	+	—

Flowers Foods, Inc. Change of Control Plan, effective as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.26	+	—

Form of 2013 Performance Shares Agreement, by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

10.27	+	—

Form of 2017 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.  (Incorporated by reference to Exhibit 10.28 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2017, File No. 1-16247).

10.28	+	—

Form of 2019 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.27 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2019, File No. 1-16247).

10.29	+	—

Form of 2019 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.28 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2019, File No. 1-16247).

10.30	+*	—	Form of 2020 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.31	+*	—	Form of 2020 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Administrative Officer and Karyl H. Lauder, Senior Vice President and Chief Accounting Officer for the Quarter Ended December 28, 2019.

101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.

Exhibit
No			Name of Exhibit
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended December 28, 2019 has been formatted in Inline XBRL.

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2020.

FLOWERS FOODS, INC.

/s/ A. RYALS MCMULLIAN
A. Ryals McMullian
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

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	President and Chief Executive Officer and Director	February 19, 2020
A. Ryals McMullian

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Administrative Officer	February 19, 2020
R. Steve Kinsey

/s/ KARYL H. LAUDER	Senior Vice President and Chief Accounting Officer	February 19, 2020
Karyl H. Lauder

/s/ GEORGE E. DEESE	Chairman	February 19, 2020
George E. Deese

/s/ RHONDA O. GASS	Director	February 19, 2020
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD, IV	Director	February 19, 2020
Benjamin H. Griswold, IV

/s/ MARGARET G. LEWIS	Director	February 19, 2020
Margaret G. Lewis

/s/ DAVID V. SINGER	Director	February 19, 2020
David V. Singer

/s/ JAMES T. SPEAR	Director	February 19, 2020
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 19, 2020
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 19, 2020
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Trademarks Recoverability Assessments

As described in Notes 2 and 9 to the consolidated financial statements, the Company owns a trademark acquired through an acquisition that is an indefinite-lived intangible asset and not subject to amortization in the amount of $127.1 million as of December 28, 2019. As of the end of fiscal 2019, management determined one trademark with a carrying value of $79.5 million no longer is deemed to have an indefinite life. For trademarks with indefinite lives, management evaluates the fair value of the trademarks on an annual basis, or at a point in time when events occur that indicate that the carrying value may not be recoverable, using the multi-period excess earnings and relief from royalty methods. Management’s estimate of fair value is based on the future gross, discounted cash flows associated with the asset using assumptions including discount rate, long-term sales growth rates, forecasted operating margins (not applicable to the relief from royalty method), assumed royalty rate, and market multiples.

The principal considerations for our determination that performing procedures relating to the recoverability assessments of indefinite-lived trademarks is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the indefinite-lived trademarks. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating significant assumptions, including discount rate, long-term sales growth rates, forecasted operating margins (not applicable to the relief from royalty method) and assumed royalty rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived trademarks recoverability assessments, including controls over the valuation of the Company’s indefinite-lived trademarks. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods; testing the completeness, accuracy and relevance of underlying data used in the methods; and evaluating the significant assumptions used by management, including the discount rate, long-term sales growth rates, forecasted operating margins, and assumed royalty rate. Evaluating management’s assumptions related to long-term sales growth rates and forecasted operating margins specific to the indefinite-lived trademarks involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the indefinite-lived trademarks, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s multi-period excess earnings and relief from royalty methods, assumed royalty rate and the discount rate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 19, 2020

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2019	December 29, 2018
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,044	$25,306
Accounts and notes receivable, net of allowances of $9,473 and $5,751, respectively	285,606	287,482
Inventories:
Raw materials	46,171	44,502
Packaging materials	22,045	21,868
Finished goods	58,843	56,253
	127,059	122,623
Spare parts and supplies	67,456	65,076
Other	62,753	43,237
Total current assets	553,918	543,724
Property, plant and equipment:
Land	94,646	94,031
Buildings	488,524	483,859
Machinery and equipment	1,210,800	1,186,636
Furniture, fixtures and transportation equipment	165,843	172,993
Construction in progress	42,820	44,204
	2,002,633	1,981,723
Less: accumulated depreciation	(1,284,811)	(1,237,876)
	717,822	743,847
Financing lease right-of-use assets	22,829	—
Operating lease right-of-use assets	376,473	—
Notes receivable from independent distributor partners	198,639	204,125
Assets held for sale	4,408	6,606
Other assets	8,236	6,927
Goodwill	545,244	545,379
Other intangible assets, net	750,207	794,929
Total assets	$3,177,776	$2,845,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,730	$5,000
Current maturities of capital leases	—	5,896
Current maturities of financing leases	8,176	—
Current maturities of operating leases	52,806	—
Current postretirement/post-employment obligations	29,380	1,283
Accounts payable	233,011	242,084
Other accrued liabilities	201,040	146,076
Total current liabilities	528,143	400,339
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	862,778	974,594
Noncurrent capital lease obligations	—	16,046
Noncurrent financing lease obligations	19,390	—
Noncurrent operating lease obligations	324,131	—
Total long-term debt and right-of-use lease liabilities	1,206,299	990,640
Other liabilities:
Post-retirement/post-employment obligations	14,328	39,149
Deferred taxes	121,395	102,658
Other long-term liabilities	44,181	54,484
Total other long-term liabilities	179,904	196,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 17,215,514 and 17,834,378 shares, respectively	(226,287)	(231,648)
Capital in excess of par value	648,492	653,477
Retained earnings	947,046	945,410
Accumulated other comprehensive loss	(106,020)	(109,171)
Total stockholders’ equity	1,263,430	1,258,267
Total liabilities and stockholders’ equity	$3,177,776	$2,845,537

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$4,123,974	$3,951,852	$3,920,733
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,155,709	2,066,828	2,009,473
Selling, distribution and administrative expenses	1,575,122	1,507,256	1,510,015
Depreciation and amortization	144,228	144,124	146,719
Restructuring and related impairment charges	23,524	9,767	104,130
Gain on divestiture	—	—	(28,875)
(Recovery) loss on inferior ingredients	(37)	3,212	—
Multi-employer pension plan withdrawal costs	—	2,322	18,268
Impairment of assets	—	5,999	—
Income from operations	225,428	212,344	161,003
Interest expense	38,847	35,686	36,557
Interest income	(27,750)	(27,755)	(22,938)
Pension plan settlement loss	—	7,781	4,649
Other components of net periodic pension and postretirement benefits expense (credit)	2,248	(529)	(6,558)
Income before income taxes	212,083	197,161	149,293
Income tax expense (benefit)	47,545	40,001	(827)
Net income	$164,538	$157,160	$150,120
Net income per common share:
Basic:
Net income per common share	$0.78	$0.74	$0.72
Weighted average shares outstanding	211,606	211,016	209,573
Diluted:
Net income per common share	$0.78	$0.74	$0.71
Weighted average shares outstanding	211,974	211,632	210,435
Cash dividends paid per common share	$0.7500	$0.7100	$0.6700

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net income	$164,538	$157,160	$150,120
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	—	5,816	3,072
Net actuarial loss for the period	(8,000)	(19,831)	(2,637)
Amortization of prior service cost included in net income	259	130	108
Amortization of actuarial loss included in net income	5,099	4,022	3,603
Pension and postretirement plans, net of tax	(2,642)	(9,863)	4,146
Derivative instruments:
Gain (loss) on effective portion of derivatives	8,457	2,978	(6,789)
(Gain) loss reclassified to net income	(2,664)	1,079	1,367
Derivative instruments, net of tax	5,793	4,057	(5,422)
Other comprehensive income (loss), net of tax	3,151	(5,806)	(1,276)
Comprehensive income	$167,689	$151,354	$148,844

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080
Net income				150,120				150,120
Derivative instruments, net of tax					(5,422)			(5,422)
Pension and postretirement plans, net of tax					4,146			4,146
Stock repurchases						(140,135)	(2,671)	(2,671)
Exercise of stock options			(3,610)			1,773,336	22,923	19,313
Issuance of deferred stock awards			(1,789)			138,354	1,789	—
Amortization of share-based compensation awards			16,093					16,093
Performance-contingent restricted stock awards issued (Note 19)			(4,240)			328,947	4,240	—
Issuance of deferred compensation			(38)			2,901	38	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(553)				(553)
Dividends paid — $0.6700 per common share				(140,429)				(140,429)
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	$(18,203,381)	$(235,493)	$1,250,677
Net income				157,160				157,160
Derivative instruments, net of tax					4,057			4,057
Pension and postretirement plans, net of tax					(9,863)			(9,863)
Stock repurchases						(120,147)	(2,489)	(2,489)
Exercise of stock options			(151)			72,785	942	791
Issuance of deferred stock awards			(1,206)			92,935	1,206	—
Amortization of share-based compensation awards			8,148					8,148
Performance-contingent restricted stock awards issued (Note 19)			(4,062)			313,906	4,062	—
Issuance of deferred compensation			(124)			9,524	124	—
Reclassification of stranded income tax effects to retained earnings (Note 2)				18,806	(18,806)			—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(498)				(498)
Dividends paid — $0.7100 per common share				(149,716)				(149,716)
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				164,538				164,538
Derivative instruments, net of tax (Note 11)					5,793			5,793
Pension and postretirement plans, net of tax (Note 22)					(2,642)			(2,642)
Stock repurchases						(336,088)	(7,054)	(7,054)
Issuance of deferred stock awards			(911)			69,377	911	—
Amortization of share-based compensation awards			7,430					7,430
Performance-contingent restricted stock awards issued (Note 19)			(11,498)			885,123	11,498	—
Issuance of deferred compensation			(6)			452	6	—
Cumulative effect adjustment for adoption of lease standard, net of tax (Note 3)				(2,915)				(2,915)
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(1,361)				(1,361)
Dividends paid — $.7500 per common share				(158,626)				(158,626)
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$164,538	$157,160	$150,120
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	21,062	5,593	69,601
Gain on divestiture	—	—	(28,875)
Depreciation and amortization	144,228	144,124	146,719
Impairment of assets	—	5,999	—
Stock-based compensation	7,430	8,148	16,093
(Gain) loss reclassified from accumulated other comprehensive income to net income	(3,707)	1,301	2,080
Deferred income taxes	18,609	21,657	(61,306)
Provision for inventory obsolescence	337	740	1,684
Allowances for accounts receivable	11,034	6,963	4,215
Pension and postretirement plans expense (benefit)	3,234	8,474	(897)
Other	1,579	(4,839)	(6,203)
Qualified pension plan contributions	(2,500)	(40,700)	(1,605)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(7,809)	(8,278)	(11,762)
Inventories, net	(4,774)	(8,424)	(7,801)
Hedging activities, net	10,289	2,725	(15,727)
Accounts payable	(14,155)	60,863	10,840
Other assets and accrued liabilities	17,557	(65,613)	30,213
Net cash provided by operating activities	366,952	295,893	297,389
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(103,685)	(99,422)	(75,232)
Repurchase of independent distributor territories	(2,705)	(3,128)	(6,460)
Cash paid at issuance of notes receivable	(22,644)	(28,454)	(25,566)
Principal payments from notes receivable	29,173	26,883	24,875
Acquisition of businesses, net of cash acquired	—	(200,174)	—
Proceeds from sale of mix plant	—	—	41,230
Proceeds from sales of property, plant and equipment	2,649	1,913	3,935
Other investing activities	119	577	1,823
Net cash disbursed for investing activities	(97,093)	(301,805)	(35,395)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(159,987)	(150,214)	(140,982)
Exercise of stock options	—	791	19,313
Payments for debt issuance costs	(110)	(100)	(729)
Stock repurchases	(7,054)	(2,489)	(2,671)
Change in bank overdrafts	3,217	4,851	(14,206)
Proceeds from debt borrowings	609,250	200,900	611,900
Debt obligation payments	(723,500)	(27,650)	(735,900)
Payments on financing leases	(5,937)	—	—
Net cash (disbursed for) provided by financing activities	(284,121)	26,089	(263,275)
Net (decrease) increase in cash and cash equivalents	(14,262)	20,177	(1,281)
Cash and cash equivalents at beginning of period	25,306	5,129	6,410
Cash and cash equivalents at end of period	$11,044	$25,306	$5,129
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$6	$124	$38
Capital lease obligations	$—	$1,977	$3,337
Right-of-use assets obtained in exchange for new financing lease liabilities	$9,854	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,585	$—	$—
Issuance of notes receivable on new distribution territories, net	$50,532	$45,528	$60,594
Distributor routes sold with deferred gains, net	$241	$8,770	$9,707
Purchase of property, plant and equipment included in accounts payable	$5,983	$901	$2,991
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,430	$32,747	$34,196
Income taxes paid, net of refunds of $460, $40 and $236, respectively	$39,121	$13,697	$71,996

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    The accompanying Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Reporting Segment.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s long-term strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, and reduce costs.  The new organizational structure establishes two business units (“BUs”), Fresh Packaged Bread and Snacking/Specialty, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company has concluded that under the new organizational structure the company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. Capital allocations, such as building a new bakery or other investments, impact both BUs, as the two BUs are so intertwined in the production of products, sales, marketing and other functions. Beginning with the first quarter of 2019, the comparative periods have been and will continue to be presented on a consolidated basis due to the change to a single operating segment.

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2019, Fiscal 2018, and Fiscal 2017 consisted of 52 weeks.  Fiscal 2020 will consist of 53 weeks.

Reclassification.  The company began separately presenting the current portion of pension and postretirement benefit obligations on the Consolidated Balance Sheets beginning in the third quarter of fiscal 2019.  The fiscal 2018 Consolidated Balance Sheet has been revised to include the new presentation.

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

In fiscal years 2019, 2018, and 2017, the company recorded $1.9 billion, $1.7 billion, and $1.4 billion, respectively, in sales through SBT.

SBT is utilized primarily in certain national and regional retail accounts (“SBT Outlet”). Generally, revenue is not recognized by the company upon delivery of our products by the company to the IDP or upon delivery of our products by the IDP to an SBT Outlet, but when our products are purchased by the end consumer. Product inventory in the SBT Outlet is reflected as inventory on the Consolidated Balance Sheets.

The IDP performs a physical inventory of products at each SBT Outlet weekly and reports the results to the company. The inventory data submitted by the IDP for each SBT Outlet is compared with the product delivery data. Product delivered to a SBT Outlet that is not recorded as inventory in the product delivery data has been purchased by the consumer/customer of the SBT Outlet and is recorded as sales revenue by the company.

Non-SBT sales are classified as either authorized charged sales or cash sales.  The company provides marketing support to the IDP for authorized charge sales but does not provide marketing support to the IDP for cash sales.  Marketing support includes providing a dedicated account representative, resolving complaints, and accepting responsibility for product quality which collectively define how to manage the relationship.  Revenue is recognized at a point in time for non-SBT sales.

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

Certain sales are under contracts and include a formal ordering system.  Orders are placed primarily using purchase orders (“PO”) or electronic data interchange information.  Each PO, together with the applicable master supply agreement, is determined to be a separate contract.  Product is delivered via contract carriers engaged by either the company or the customer with shipping terms provided in the PO.

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

The company disaggregates revenue by sales channel.  Our sales channels are branded retail, store branded retail, and non-retail and other.  The non-retail and other channel includes foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing.  The company does not disaggregate revenue by geographic region, customer type, or contract type.  All revenues are recognized at a point in time.  Sales by sales channel category are as follows for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	Total	Total	Total
Branded retail	$2,481,835	$2,346,944	$2,307,836
Store branded retail	645,091	586,661	579,006
Non-retail and other	997,048	1,018,247	1,033,891
Total	$4,123,974	$3,951,852	$3,920,733

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2019	$5,751	$11,034	$7,312	$9,473
Fiscal 2018	$3,154	$6,963	$4,366	$5,751
Fiscal 2017	$1,703	$4,215	$2,764	$3,154

The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 18.9% and 17.8%, on a consolidated basis, as of December 28, 2019 and December 29, 2018, respectively.  No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2019, 2018, and 2017 accounted for 51.0%, 50.3% and 48.5% of sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of sales for fiscal years 2019, 2018, and 2017 was as follows:

Percent of Sales
Fiscal 2019	21.1%
Fiscal 2018	20.3%
Fiscal 2017	20.0%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories.    Inventories at December 28, 2019 and December 29, 2018 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2019	$143	$337	$319	$161
Fiscal 2018	$673	$740	$1,270	$143
Fiscal 2017	$1,090	$1,684	$2,101	$673

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2019, 2018, and 2017, shipping costs were $1,010.5 million, $975.1 million, and $888.1 million, respectively, including the costs paid to IDPs.

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

Assets Held for Sale.  Assets to be sold are classified as held for sale in the period all the required criteria are met.  The company generally has three types of assets classified as held for sale.  These include distribution rights, plants and depots/warehouses, and other equipment.  See Note 8, Assets Held for Sale, for these amounts by classification.

Though under no obligation to do so, the company repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business.  If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP.  In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $30.2 million and $35.7 million at December 28, 2019 and December 29, 2018, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net gains of $4.1 million during fiscal 2019, $4.4 million during fiscal 2018, and $3.3 million during fiscal 2017 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets. Prior to the adoption of the ASU No. 2016-02 Leases (ASC Topic 842, the “new standard”), certain equipment held under capital leases of $35.4 million at  December 29, 2018 was classified as property, plant and equipment and the related obligations were recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $13.4 million at December 29, 2018.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	25
Furniture, fixtures and transportation equipment	3	15

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for fiscal years 2019, 2018, and 2017 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2019	$107,891
Fiscal 2018	$118,232
Fiscal 2017	$119,445

The company had no capitalized interest during fiscal 2019, 2018, and 2017. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Leases.  The company’s leases consist of the following types of assets: bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment (Debt is discussed separately in Note 15, Debt and Other Commitments).

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

The lease term for real estate leases primarily ranges from one to 26 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to nine years. Transportation equipment generally has terms of less than one year up to eleven years.  IT equipment is typically leased from less than a year up to five years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of December 28, 2019.

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

These contracts may also contain end-term purchase options, whereby, the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of December 28, 2019. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Short-term leases

The company has also entered into short-term leases of certain real estate assets, along with IT equipment, and various equipment used for short-term bakery needs through equipment placement or service contracts that require purchase of consumables. These leases extend for periods of one to 12 months. Lease term and amounts of payments are generally fixed. There are no purchase options present, however, there generally are renewals that could extend lease terms for additional periods. Generally, renewal options, as they cannot be unilaterally exercised, are not reasonably certain of exercise, do not contain residual value guarantees, and there are no other restrictions or covenants in the leases.

Therefore, the company recognizes lease payments from these short-term leases and variable payments on the Consolidated Statements of Income in the period in which obligation for those payments have been incurred.

Modifications and reassessments

During fiscal 2019, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

The company included the renewal periods in measurement of lease terms in fiscal 2019 for the applicable leases. Given that rental payments in the renewal periods were fixed, the company also remeasured the lease payments, and reallocated remaining contract consideration to the lease components within the applicable real estate leases. Although the triggering events did not result in changes to lease classification (i.e., all remained operating leases), they did affect the measurement of lease liabilities, right-of-use assets (“ROU assets”), and amounts recognized as lease expense for the applicable real estate leases.

The reassessments and modifications as of, and for, fiscal 2019 resulted in a net increase in lease assets and liabilities of $9.1 million for operating leases.  There were no modifications to any of the company’s financing leases.

Other significant judgments and assumptions

During fiscal 2019, for all classes of assets, the company primarily used our incremental borrowing rates (“IBR”) to perform lease classification tests and measure lease liabilities because discount rates implicit in the company’s leases were not readily determinable.

Embedded leases

The company maintains a transportation agreement with an entity that transports a portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company has concluded that this agreement contains embedded leases for the trucks and trailers used to satisfy the service provider’s obligations to the company.  As of December 28, 2019, there were $16.1 million of financing ROU assets and $20.9 million of financing right-of-use lease liabilities (“ROU liabilities”) for these trucks and trailers.  As of December 29, 2018, there was $21.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with these trucks and trailers.

During fiscal 2019, the company also entered into an embedded lease for IT equipment that, as of December 28, 2019, was $5.7 million of financing ROU assets and $5.8 million of financing ROU liabilities.

See Note 3, Recent Accounting Pronouncements, for further details around adoption of the new lease standard, information around transition and effective date, along with the company’s significant accounting policies around the new standard.  See Note 14, Leases, for our lease quantitative disclosures.

Segment.    Prior to the first quarter of fiscal 2019, the company operated two segments which were separated primarily by the different delivery methods each segment used for their respective product deliveries. The company began operating as a single segment at the beginning of fiscal 2019.  All prior periods have been retrospectively revised and are presented as a single segment in this Form 10-K.

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

Total impairments, and the line item to which each item is recorded in our Consolidated Statements of Income, are presented below (amounts in thousands):

Impairment of assets line item	Fiscal 2019	Fiscal 2018	Fiscal 2017
Property, plant and equipment	$—	$3,516	$—
Notes receivable (Note 12)	—	2,483	—
Impairment of assets	$—	$5,999	$—

Restructuring and related impairment charges line item	Fiscal 2019	Fiscal 2018	Fiscal 2017
Plant closings	$5,133	$3,156	$3,354
Line closings	356	661	—
Spare parts	174	238	—
Impairment of assets	$5,663	$4,055	$3,354

Fiscal 2019

The company recognized impairment charges during the first quarter of fiscal 2019 related to manufacturing line closures of $0.4 million.  During the second quarter of fiscal 2019, an impairment charge of $1.3 million was recognized for the Winston-Salem, North Carolina closed plant recorded in assets held for sale.  The company also recognized an impairment charge of $3.9 million during the third quarter of fiscal 2019 for the Opelika, Alabama plant closure costs.

The company sold the closed plant in Winston-Salem, North Carolina during the third quarter of fiscal 2019, at which time an additional $0.2 million of spare parts write-offs were recognized.  The company received $1.9 million and recognized a gain of $0.8 million at the time of sale.  The impairment charges and the gain recognized are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

Fiscal 2018

A property, plant and equipment impairment was recognized in the impairment of assets line item on the Consolidated Statements of Income in the fourth quarter of fiscal 2018 when a construction in progress asset was not ultimately placed into service.

On November 6, 2018, the company announced the closure of a bakery in Brattleboro, Vermont.  The bakery was closed during the fourth quarter of fiscal 2018 and consisted of a $2.5 million charge for property, plant, and equipment and a charge of $0.2 million for spare parts.  An additional $0.5 million impairment charge was related to a decision to sell a plant that is classified as held for sale. The remaining $0.2 million of plant closings relates to final charges for the Winston-Salem plant, discussed below.  During the fourth quarter of fiscal 2018, the company recognized $0.7 million for closing various lines at certain plants as a result of the supply chain analysis.

Fiscal 2017

In fiscal 2017, we recorded asset impairment charges of $3.4 million for the closure of a snack cake plant in Winston-Salem, North Carolina.  The closure was related to Project Centennial and is recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income.  See Note 5, Restructuring Activities, for details.

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

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized. Indefinite-lived intangible assets are tested for impairment, at least annually, using a one-step fair value-based approach or when certain indicators of potential impairment are present. We have elected not to perform the qualitative approach. We also reassess the indefinite-lived classification to determine if it is appropriate to reclassify these assets as finite-lived assets that will require amortization. We consider historical performance and future estimated results in our evaluation of impairment. If facts and circumstances indicate that the cost of any indefinite-lived intangible assets may be impaired, an evaluation of the fair value of the asset is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recorded for the difference.

We use the multi-period excess earnings and relief from royalty methods to value these indefinite-lived intangible assets. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following five material assumptions: (a) discount rate; (b) long-term sales growth rates; (c) forecasted operating margins (not applicable to the relief from royalty method), (d) assumed royalty rate; and (e) market multiples. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. These indefinite-lived intangible assets are trademarks acquired in a purchase business combination.

During fiscal 2019, the company recorded impairment charges of $15.4 million for trademarks impacted by a brand rationalization study which resulted in changing our focus in certain markets from regional brands to national brands to maximize our marketing and advertising campaigns.  There were no trademark impairments during fiscal 2018.  During fiscal 2017, the company recorded impairment charges of $66.2 million for certain trademarks impacted by the brand rationalization study that was performed in conjunction with Project Centennial.  See Note 5, Restructuring Activities, for details on these impairments.  Impairments relating to restructuring charges are recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income.

The company evaluates useful lives for finite-lived intangible assets to determine if facts or circumstances arise that may impact the estimates of useful lives assigned and the remaining amortization duration.  Indefinite-lived intangible assets that are determined to have a finite useful life are tested for impairment as an indefinite-lived intangible asset prior to commencing amortization.  We determined that an indefinite-lived asset should be reclassified to finite-lived with an attribution period covering our estimate of the assets’ useful life.  These intangible assets were assigned a useful life ranging from 30 years to 40 years.

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

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of our single reporting unit may be below its carrying value) using a two-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in fiscal years 2019, 2018, or 2017. See Note 9, Goodwill and Other Intangible Assets, for additional disclosure.

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

As required, the company records all derivatives on the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedged item with the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the company elects not to apply hedge accounting.

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at December 28, 2019 qualified for hedge accounting. Before the company adopted new guidance beginning with fiscal 2018, during fiscal 2017, there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of our commodity hedges.  See Note 11, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During fiscal 2019, 2018, and 2017 there were no discontinued hedge positions.

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

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $48.2 million, $40.5 million, and $33.8 million for fiscal years 2019, 2018, and 2017, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from treasury stock. Forfeitures are recognized as they occur.  Shares issued at vesting are recorded as reissuances of treasury stock.  See Note 19, Stock-Based Compensation, for additional disclosure.  Stock-based compensation expense is primarily included in selling, distribution and administrative expense in the Consolidated Statements of Income.

Cloud computing arrangements (“CCA”).  If a CCA includes a software license, the arrangement is within the scope of the internal-use software guidance.  If the CCA does not include a software license (i.e. its hosted), the arrangement is a service contract and the fees for the CCA are recorded as an operating expense.  Capitalized implementation costs are amortized over the term of the associated hosted CCA service on a straight-line basis.  Amortization begins at the time any component of the hosted CCA service is ready for use.  Capitalized implementation costs are presented on the Consolidated Balance Sheets as an other asset.  Amortization charges are presented in the selling, distribution, and administrative expenses line on the Consolidated Statements of Income.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used.  The net balance of capitalized software development costs included in plant, property and equipment was $29.6 million and $23.5 million at December 28, 2019 and December 29, 2018, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $10.2 million, $8.0 million, and $4.1 million in fiscal years 2019, 2018, and 2017, respectively.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In conjunction with tax reform, the SEC provided guidance which allows recording provisional amounts related to tax reform and subsequent adjustments during and up to a one-year measurement period, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As such, our accounting for the income tax effects of the Act was completed during fiscal 2018. The company’s prior year financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for those specific income tax effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined. The Act is discussed further in Note 23, Income Taxes.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2019	$364	$—	$339	$703
Fiscal 2018	$111	$—	$253	$364
Fiscal 2017	$18	$—	$93	$111

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

Loss Contingencies.  Loss contingencies are recorded at the time it is probable an asset is impaired, or a liability has been incurred and the amount can be reasonably estimated.  For litigation claims the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss.  Losses are recorded in selling, distribution, and administrative expense in our Consolidated Statements of Income.

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

Variable Interest Entities.    The incorporated IDPs are not voting interest entities since the company has no direct interest in each entity; however, they qualify as variable interest entities (“VIEs”). The IDPs who are formed as sole proprietorships are excluded from the VIE accounting analysis because sole proprietorships are not within scope for determination of VIE status.  The company typically finances the incorporated IDP and enters into a contract with the incorporated IDP to supply product at a discount for distribution in the IDPs’ territory. The combination of the company’s loans to the incorporated IDP and the ongoing supply arrangements with the incorporated IDP provides a level of protection to the equity owners of the various distributorships that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs.  See Note 16, Variable Interest Entities, for additional disclosure of these VIEs.

The company also maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. The company reconsidered its relationship with the entity because the entity was sold, and the company has concluded the entity no longer qualifies as a VIE beginning in the second quarter of fiscal 2019.  Previously, this entity qualified as a VIE, but the company determined it was not the primary beneficiary of the VIE. See Note 16, Variable Interest Entities, for additional disclosure of these VIEs.

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

Pension Plan Assets.    Effective January 1, 2014, the finance committee of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established investment committee. The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate.

Fair Value of Financial Instruments.    On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”).  On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten year term of the note to interest expense. In addition, and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 17, Fair Value of Financial Instruments.

Research and Development Costs.  The company recorded research and development costs of $4.3 million, $4.9 million, and $2.4 million for fiscal years 2019, 2018, and 2017, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”).    The company reports comprehensive income in two separate but consecutive financial statements. See Note 20, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Note 3.	Recent Accounting Pronouncements

Pronouncements adopted during fiscal 2019

In February 2016, the FASB issued a new standard that requires an entity to recognize lease liabilities and ROU assets for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements. This new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  The company adopted the new standard as of December 30, 2018 and applied the modified retrospective transition method.  The company also chose the optional transition relief provided in ASU No. 2018-11, which allows the company to apply the new standard in fiscal 2019 and to recognize a cumulative-effect adjustment to the adoption period opening balance of retained earnings.

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

The adoption of this new standard and application of the modified retrospective transition approach resulted in the following additional impacts to the company’s Consolidated Balance Sheets at December 30, 2018: (1) assets increased by $387.3 million, primarily representing recognition of right-of-use assets for operating leases; and (2) liabilities increased by $391.9 million, primarily representing recognition of lease liabilities for operating leases.  In addition, the company previously recorded right-of-use assets and liabilities of $21.9 million as property, plant, and equipment.  At adoption, the company recorded right-of-use assets of $19.8 million and right-of-use liabilities of $23.6 million for these financing leases.

During the second quarter of fiscal 2019, the company adopted new guidance on accounting for a cloud computing arrangement that is hosted by a vendor.  The company has elected the prospective transition method at adoption.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements.  Amounts recorded as assets under this guidance are presented in the other assets line item in our Consolidated Balance Sheets.

Accounting pronouncements not yet adopted

In June 2016, the FASB issued guidance that effects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  Additional guidance for this topic was issued in April 2019.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the company’s fiscal 2020).  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the company’s fiscal 2019).  The company will adopt this standard in the first quarter of fiscal 2020.  The company expects the implementation of this guidance to change our processes for determining our reserves but does not anticipate the impact to be material upon adoption to the trade and notes receivables recorded in our Consolidated Financial Statements.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  This guidance will be applied prospectively.  Companies are required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure shall be provided in the first annual reporting period and in the interim period within the first annual reporting period when the company adopts this guidance.  This change to the guidance is effective for fiscal years beginning after December 15, 2019 (the company’s fiscal 2020).  Early adoption is permitted after January 1, 2017.  The company anticipates adopting this guidance in our fiscal 2020.  The company expects the implementation of this guidance to change our processes but does not anticipate an impact in our Consolidated Financial Statements.

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

In December 2019, the FASB issued guidance to simplify the accounting for income taxes.  The amendments in this guidance simplify the accounting for income taxes by removing certain exceptions to the general principals of the original standard.  The amendments also improve consistent application of and simplify GAAP for other areas of the standard by clarifying and amending existing guidance.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period.  Additionally, an entity that elects early adoption must adopt all of the amendments in the same period.  The guidance specifies how certain provisions shall be adopted.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected upon future adoption.

Note 4.	Product Recall and (Recovery) Loss on Inferior Ingredients

Product Recall

On July 9, 2019, the company issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  The costs for the product recall were $0.8 million for fiscal 2019. Costs associated with the product recall were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘(recovery) loss on inferior ingredients’ line item in our Consolidated Statements of Income.

(Recovery) loss on inferior ingredients

In June 2018, the company received from a supplier several shipments of inferior yeast, which reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at several of the company’s bakeries during the second quarter. While the supplier confirmed that the inferior yeast used in the baking process was safe for consumption, customers and consumers reported instances of unsatisfactory product attributes, primarily involving smell and taste.  Costs associated with inferior yeast were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘(recovery) loss on inferior ingredients’ line item in our Consolidated Statements of Income.

In addition, the company incurred costs associated with inferior whey during the third quarter of fiscal 2018.  A voluntary recall was issued on July 18, 2018 due to the potential of tainted whey.  Costs associated with inferior whey were reclassified from material, supplies, labor and other production costs to the ‘(recovery) loss on inferior ingredients’ line item in our Consolidated Statements of Income.

The company recovered $4.2 million in cash from the supplier of inferior yeast that has offset the direct costs in the third quarter of fiscal 2018.  During fiscal 2019, the company received an additional $1.8 million for the reimbursement of costs associated with receiving inferior ingredients.  We intend to seek additional recovery of all losses through appropriate means.  The table below presents the total costs and recoveries during fiscal years 2019 and 2018 (amounts in thousands):

	Fiscal 2019	Fiscal 2018
Expense recognized	$1,785	$7,368
Recoveries recognized	(1,822)	(4,156)
Total (recovery) loss on ingredients	$(37)	$3,212

Note 5.	Restructuring Activities

On August 10, 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow the revenue over time.  These four priorities are as follows:

Reduce costs to fuel growth

The company is focused on reducing costs in our purchased goods and services initiative and our supply chain optimization plan.  Purchased goods and services operations will be centralized to create standardization and continuously improve and to develop consistent policies and specifications.  Supply chain optimization intends to reduce operational complexity and capitalize on scale.  This initiative includes, and will continue to include, consulting and other third-party costs as we finalize the organizational structure.  We incurred $0.8 million during fiscal 2019, $9.7 million during fiscal 2018, and $37.3 million during fiscal 2017 of these non-restructuring consulting costs.

Invest in capabilities and growth

Change to single reporting segment

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

Employee reorganization

We began relocating certain employees during the third quarter of fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $0.3 million, $4.2 million and $1.9 million for fiscal years 2019, 2018, and 2017, respectively, for relocating employees were incurred and are recorded in the restructuring and related impairment charges line item on the Consolidated Statements of Income.

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

Capitalize on adjacencies

This initiative will focus on growing share in underdeveloped markets.  Adjacencies are geographic and product categories that will allow us to leverage our competitive advantages.  This can be done either organically with our high-potential brands or through strategic acquisitions.  As of December 28, 2019, we cannot estimate how much this initiative will cost for restructuring.

Reinvigorate core business

This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial also included a brand rationalization study to identify high-potential and established brands to focus on innovation and cash flow, respectively.  The study, which concluded in our third quarter of fiscal 2017, changed the outlook for several brands and resulted in the recognition of an impairment on certain of these finite-lived and indefinite-lived intangible trademark assets in our third quarter of fiscal 2017.  The total intangible asset impairment charges during fiscal 2017, which are recorded in the restructuring and related impairment charges line item in our Consolidated Statements of Income, were $66.2 million.  A second product rationalization study to identify specific products that would be discontinued within certain brands was completed in the fourth quarter of fiscal 2018.  During fiscal 2018 we recorded a packaging impairment charge of $1.5 million because of the product rationalization study.  A third brand rationalization study which identified certain regional brand products that transitioned to national brands was completed during the fourth quarter of fiscal 2019 and resulted in an additional impairment charge of $15.4 million on certain finite-lived intangible assets.  See Note 9, Goodwill and Other Intangible Assets, for more information on these charges.  Project Centennial is expected to be completed by our fiscal 2021.

The following restructuring impairments (inclusive of property, plant and equipment, packaging, and spare parts and intangible assets) were recognized during fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Plant closure costs	$5,133	$3,156	$3,354
Line closure costs	356	661	—
Spare parts	174	238	—
Brand rationalization study impairments	15,399	1,538	66,247
Total restructuring impairment of assets	$21,062	$5,593	$69,601

Fiscal 2019

The company recognized impairment charges during the first quarter of fiscal 2019 related to manufacturing line closures of $0.4 million.  During the second quarter of fiscal 2019, an impairment charge of $1.3 million was recognized for a closed plant recorded in assets held for sale.  The company also recognized an impairment charge of $3.9 million during the third quarter of fiscal 2019 for the Opelika, Alabama plant closure costs.

The company sold a closed plant in Winston-Salem, North Carolina during the third quarter of fiscal 2019, at which time an additional $0.2 million of spare parts write-offs were recognized.  The company received $1.9 million and recognized a gain of $0.8 million at the time of sale.  The impairment charges and the gain recognized are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income as referenced in the table below.  See Note 9, Goodwill and Other Intangible Assets, for information on the $15.4 million impairment charge for the brand rationalization study.

Fiscal 2018

On November 6, 2018, the company announced the closure of a bakery in Brattleboro, Vermont.  The bakery was closed during the fourth quarter of fiscal 2018 and consisted of a $2.5 million charge for property, plant, and equipment and a charge of $0.2 million for spare parts.  An additional $0.5 million was related to a decision to sell a plant that is classified as held for sale. During the fourth quarter of fiscal 2018, the company recognized $0.7 million for closing various equipment lines at certain plants as a result of the supply chain analysis. See Note 9, Goodwill and Other Intangible Assets, for information on the $1.5 million impairment charge for the brand rationalization study.

Fiscal 2017

On August 9, 2017, the company announced the closure of a snack cake plant in Winston-Salem, North Carolina.  The bakery closed in November 2017.  The closure costs were $4.4 million and consisted of $3.4 million for property, plant and equipment impairments and $1.0 million for employee termination benefits during fiscal 2017.  An additional $0.2 million was recognized during fiscal 2018 for equipment impairments.  These amounts are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.  See Note 9, Goodwill and Other Intangible Assets, for information on the $66.2 million impairment charge for the brand rationalization study.

The company recognized $2.0 million in severance costs related to other reorganization initiatives during fiscal 2017.  These costs are not related to the VSIP and were made pursuant to the company’s normal severance policies.

The table below presents the components of costs associated with Project Centennial (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Restructuring and related impairment charges:
Reorganization costs	$253	$4,209	$1,925
VSIP	—	(606)	29,665
Impairment of assets	21,062	5,593	69,601
Gain on bakery sale	(833)	—	—
Employee termination benefits	3,042	571	2,939
Restructuring and related impairment charges (1)	23,524	9,767	104,130
Project Centennial implementation costs (2)	784	9,723	37,306
Total Project Centennial restructuring and implementation costs	$24,308	$19,490	$141,436

(1)	Presented on our Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution, and administrative expenses line item of our Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Employee termination benefits(1)	Reorganization costs(2)	Total
Liability balance at December 31, 2016	$—	$—	$—	$—
Charges	29,665	2,939	1,925	34,529
Cash payments	(4,643)	(2,471)	(1,925)	(9,039)
Liability balance (3) at December 30, 2017	$25,022	$468	$—	$25,490
Charges	(606)	571	4,209	4,174
Cash payments	(24,242)	(812)	(4,209)	(29,263)
Liability balance (3) at December 29, 2018	$174	$227	$—	$401
Charges	—	3,042	253	3,295
Cash payments	—	(1,819)	(253)	(2,072)
Liability balance (3) at December 28, 2019	$174	$1,450	$—	$1,624

(1)	Employee termination benefits not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.
Note 6.	Divestiture

On January 14, 2017, the company completed the sale of a non-core mix manufacturing business located in Cedar Rapids, Iowa for $44.0 million, an amount reduced by a working capital adjustment of $2.8 million, resulting in net proceeds of $41.2 million.  This resulted in a gain on sale of $28.9 million, which was recognized in the first quarter of fiscal 2017.  The gain on the sale is presented on the Consolidated Statements of Income on the ‘Gain on divestiture’ line item.  The disposal of the mix manufacturing business did not represent a material strategic shift in our operations or financial results.  The table below presents a computation of the gain on divestiture (amounts in thousands):

Cash consideration received	$41,230

Recognized amounts of identifiable assets acquired and liabilities assumed by buyer:
Property, plant, and equipment recorded as assets held for sale	3,824
Goodwill	801
Financial assets	7,730
Net derecognized amounts of identifiable assets sold	12,355
Gain on divestiture	$28,875

Note 7.	Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During fiscal years 2019, 2018, and 2017 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2019	$27,750
Fiscal 2018	$27,755
Fiscal 2017	$22,938

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

During fiscal 2018, the company decided to sell its Tulsa, Oklahoma plant.  As a result, we recorded an impairment of $0.5 million during fiscal 2018. The company sold a closed plant in Winston-Salem, North Carolina, which was reclassified to assets held for sale in fiscal 2017, during the third quarter of fiscal 2019.  The company received $1.9 million and recognized a gain of $0.8 million at the time of sale.   The gain on sale is recognized in the restructuring and related impairment charges line item on the Consolidated Statements of Income.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of December 28, 2019 and December 29, 2018, respectively (amounts in thousands):

	December 28, 2019	December 29, 2018
Distribution rights	$3,016	$3,188
Property, plant and equipment	1,392	3,418
Total assets held for sale	$4,408	$6,606

Note 9.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at December 28, 2019 and December 29, 2018, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 28, 2019	December 29, 2018
Goodwill	$545,244	$545,379
Amortizable intangible assets, net of amortization	623,107	588,329
Indefinite-lived intangible assets	127,100	206,600
Total goodwill and other intangible assets	$1,295,451	$1,340,308

The changes in the carrying amount of goodwill during fiscal 2018 and fiscal 2019, are as follows (amounts in thousands):

Total
Balance as of December 30, 2017	$464,777
Change in goodwill related to acquisition	80,602
Balance as of December 29, 2018	$545,379
Change in goodwill related to acquisition	(135)
Balance as of December 28, 2019	$545,244

Goodwill decreased $0.1 million during fiscal 2019 due to changes in working capital, property, plant, and equipment, and financial assets related to the Canyon Bakehouse, LLC (“Canyon”) acquisition discussed in Note 10, Acquisition, which was acquired in fiscal 2018.

Changes in goodwill during fiscal 2018 related to the Canyon acquisition.  Goodwill was not impaired in fiscal years 2019, 2018, or 2017.

As of December 28, 2019 and December 29, 2018, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 28, 2019			December 29, 2018
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,193	$55,746	$421,447	$413,092	$44,711	$368,381
Customer relationships	318,021	117,836	200,185	318,021	99,904	218,117
Non-compete agreements	5,154	4,954	200	5,154	4,874	280
Distributor relationships	4,123	2,848	1,275	4,123	2,572	1,551
Total	$804,491	$181,384	$623,107	$740,390	$152,061	$588,329

As of December 28, 2019 and December 29, 2018, there was $127.1 million and $206.6 million, respectively, of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows.  They are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Fiscal 2019 restructuring and related impairment charges

During fiscal 2019, the company recognized intangible asset impairments of $15.4 million that are recorded in the restructuring and related impairment charges line item of our Consolidated Statements of Income.  The impairments are a result of a brand rationalization study that impacted certain trademarks’ future use.  The study was completed in the fourth quarter of fiscal 2019.  The study concluded that certain products of our regional brands were to be discontinued or converted to one of our national brands.  As a result of these actions, a triggering event occurred, and we examined several trademarks for potential impairment.  One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value.  Based on this analysis the indefinite-lived trademark was not impaired, however, the company has evaluated the classification of this asset and determined that it should be recognized as finite-lived as of December 28, 2019 with an estimated useful life of 33 years that will begin amortizing at the beginning of fiscal 2020.

Three finite-lived trademark assets were tested using an undiscounted cash flow test.  As a result of this test, the projected cash flows for two of the finite-lived brands did not exceed the carrying value.  One of the finite-lived brands was not considered impaired using the undiscounted cash flow test.  The second step of the test determined the fair value of the asset and the difference between the fair value and the carrying value was recorded as an impairment for the two finite-lived trademark assets that failed step one.  The impairment charge also consisted of one brand that has limited future benefits to the company and was fully impaired.  All of these impairments were attributed to regional brands.

Fiscal 2018 restructuring and related impairment charges

There were no goodwill or other intangible asset impairments recorded as a result of the restructuring during fiscal 2018.

Fiscal 2017 restructuring and related impairment charges

During fiscal 2017, the company recognized intangible asset impairments of $66.2 million that are recorded in the restructuring and related impairment charges line item of our Consolidated Statements of Income.  The company is continually undergoing an enterprise-wide business and operational review as discussed in Note 5, Restructuring Activities.  The first review included a brand rationalization study that impacted certain trademarks’ future use.  The study was substantially completed in the third quarter of fiscal 2017.  The study concluded that our brands should be classified as either national or regional and brands that did not fit into those categories were to be discontinued.  National brands would have more marketing support than the de-emphasized remaining regional brands and, in many cases, would shift sales from regional brands as certain regional brand bread products are discontinued.  As a result of these actions, a triggering event occurred, and we examined several trademarks for potential impairment.  One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value.  Three finite-lived trademark assets were tested using an undiscounted cash flow test.  As a result of this test, the projected cash flows for these brands did not exceed the carrying value.  The second step of the test determined the fair value of the asset and the difference between the fair value and the carrying value was recorded as an impairment.  The impairment charge also consisted of six brands that either are being discontinued or will have limited future benefits to the company.  These brands were fully impaired.  All of these impairments were attributed to regional brands.  Following the impairments, we evaluated the classification of the impaired indefinite-lived asset and determined that it should be reassigned as finite-lived with an estimated useful life of 30 years.  The table below presents the restructuring impairment charges for fiscal 2017 (amounts in thousands):

Total
Indefinite-lived intangible assets	$18,500
Finite-lived intangible assets	47,747
Restructuring impairment charges	$66,247

Amortization expense

Amortization expense for fiscal years 2019, 2018, and 2017 was as follows (amounts in thousands):

Amortization expense
Fiscal 2019	$29,323
Fiscal 2018	$25,892
Fiscal 2017	$27,274

Estimated amortization of intangibles for fiscal 2020 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2020	$30,792
2021	$30,148
2022	$29,599
2023	$28,718
2024	$28,022

Note 10.	Acquisition

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

During fiscal 2018, the company incurred $4.5 million of acquisition-related costs for Canyon. This table is based on the valuations for the assets acquired, liabilities assumed, and the allocated intangible assets and goodwill.  The acquisition-related costs were recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income. The following table summarizes the consideration paid for Canyon based on the fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash consideration paid	$200,208
Working capital adjustments	314
Contingent consideration	4,700
Total consideration	$205,222
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$42,165
Identifiable intangible assets	78,380
Financial assets	4,210
Net recognized amounts of identifiable assets acquired	124,755
Goodwill	$80,467

Property, plant and equipment in the table above includes real property and machinery and equipment

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$41,700	40.0	Straight-line
Customer relationships	36,400	25.0	Sum of year digits
Noncompete agreements	280	1.7	Straight-line
	$78,380	32.9

The fair value of trade receivables was $3.6 million. The gross amount of the receivables were $3.7 million with $0.1 million determined to be uncollectible.  We did not acquire any other class of receivables as a result of the Canyon acquisition.

Acquisition pro formas

We determined that the consolidated results of operations for Canyon were immaterial in the aggregate and the pro forma financial statements were not required for fiscal 2018.

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

As of December 28, 2019, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$3,191	$—	$—	$3,191
Other long-term assets	589	—	—	589
Total	$3,780	$—	$—	$3,780
Liabilities:
Other current liabilities	$(814)	$—	$—	$(814)
Other long-term liabilities	(792)	—	—	(792)
Total	$(1,606)	$—	$—	$(1,606)
Net Fair Value	$2,174	$—	$—	$2,174

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 28, 2019		December 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$3,191	Other current assets	$501
Commodity contracts	Other long-term assets	589	Other long-term assets	—
Total		$3,780		$501

	Derivative Liabilities
	December 28, 2019		December 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$814	Other current liabilities	$7,732
Commodity contracts	Other long-term liabilities	792	Other long-term liabilities	1,203
Total		$1,606		$8,935

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2019	Fiscal 2018	Fiscal 2017
Commodity contracts	$8,457	$2,978	$(6,789)
Total	$8,457	$2,978	$(6,789)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2019	Fiscal 2018	Fiscal 2017	(Effective Portion)
Interest rate contracts	$(107)	$(107)	$(88)	Interest (expense) income
Commodity contracts	2,771	(972)	(1,279)	Production costs (1)
Total	$2,664	$(1,079)	$(1,367)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at December 28, 2019:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(91)	$122	$31
Expiring in 2020	1,777	—	1,777
Expiring in 2021	116	—	116
Expiring in 2022	(266)	—	(266)
Total	$1,536	$122	$1,658

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of December 28, 2019, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$108,308
Soybean oil contracts	9,361
Corn contracts	5,904
Natural gas contracts	12,089
Total	$135,662

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2019. As of December 28, 2019 and December 29, 2018, the company had $7.0 million and $15.4 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions.  As of December 28, 2019, the company had $1.2 million recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 12.	Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 28, 2019	December 29, 2018
Prepaid assets	$15,380	$22,286
Recovery from legal settlement in principle	22,300	—
Fair value of derivative instruments	3,191	501
Collateral to counterparties for derivative positions	7,012	15,408
Income taxes receivable	13,924	3,917
Other	946	1,125
Total	$62,753	$43,237

The recovery from legal settlement in principle represents funds in the amount of $22.3 million that are expected to be paid by the company’s insurance provider to the plaintiffs at final settlement of two lawsuits.  See Note 24, Commitments and Contingencies, for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	December 28, 2019	December 29, 2018
Unamortized financing fees	$1,084	$1,391
Investments	3,496	3,125
Fair value of derivative instruments	589	—
Deposits	1,998	2,257
Unamortized cloud computing arrangement costs	929	—
Other	140	154
Total	$8,236	$6,927

The company recognized an impairment of $2.5 million for the notes receivable (not related to IDPs) because the counterparty defaulted on the note during the first quarter of fiscal 2018.  This amount is recorded in the impairment of assets line item on the Consolidated Statements of Income.
Note 13.	Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 28, 2019	December 29, 2018
Employee compensation	$21,966	$19,469
VSIP liabilities	174	174
Employee vacation	23,660	23,345
Employee bonus	19,476	7,931
Fair value of derivative instruments	814	7,732
Insurance	30,294	29,353
Bank overdraft	13,767	10,550
Accrued interest	7,881	8,152
Accrued taxes	6,870	5,661
Accrued legal costs	1,705	3,874
Accrued advertising	4,637	3,145
Accrued legal settlements	51,450	9,053
Accrued short term deferred income	5,337	5,525
Accrued utilities	5,005	4,871
Contingent acquisition consideration	5,000	4,700
Collateral from counterparties for derivative positions	1,188	—
Other	1,816	2,541
Total	$201,040	$146,076

The company presented the current portion of postretirement benefit obligations in the ‘Other’ line item in the accrued liabilities table above for fiscal 2018.  This current liability has been presented separately on the Consolidated Balance Sheets beginning in the third quarter of fiscal 2019.   The contingent acquisition consideration was ultimately earned during fiscal 2019 and was paid at the beginning of fiscal 2020.

Other long-term liabilities consist of (amounts in thousands):

	December 28, 2019	December 29, 2018
Deferred income	$24,840	$30,166
Deferred compensation	15,558	14,981
Fair value of derivative instruments	792	1,203
Other deferred credits	1,609	6,515
Other	1,382	1,619
Total	$44,181	$54,484

Note 14.	Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies.  The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for fiscal 2019 were as follows (in thousands):

Fiscal 2019
Lease cost:
Amortization of right-of-use assets	$7,014
Interest on lease liabilities	994
Operating lease cost	69,525
Short-term lease cost	2,630
Variable lease cost	26,359
Total lease cost	$106,522

Other supplemental quantitative disclosures as of, and for, fiscal 2019 were as follows (in thousands):

Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$994
Operating cash flows from operating leases	$67,694
Financing cash flows from financing leases	$5,937
Right-of-use assets obtained in exchange for new financing lease liabilities	$9,854
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,585
Weighted-average remaining lease term (years):
Financing leases	3.6
Operating leases	9.9
Weighted-average IBR (percentage):
Financing leases	3.6
Operating leases	4.2

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of December 28, 2019 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2020	$67,885	$9,032
2021	59,529	6,687
2022	48,784	5,390
2023	43,703	6,412
2024	36,179	1,415
Thereafter	210,229	689
Total minimum lease payments	466,309	29,625
Less: amount of lease payments representing interest	(89,372)	(2,059)
Present value of future minimum lease payments	376,937	27,566
Less: current obligations under leases	(52,806)	(8,176)
Long-term lease obligations	$324,131	$19,390

Lease disclosures prior to adoption of the new standard

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 18 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, transportation, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to 10 years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the consumer price index. Rental expense is recognized on a straight-line basis over the terms of the leases. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 16, Variable Interest Entities. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms of more than one year as of December 29, 2018 were as follows (amounts in thousands):

Capital Leases
2019	$6,392
2020	3,511
2021	4,191
2022	2,620
2023	2,263
Thereafter	4,631
Total minimum payments	23,608
Amount representing interest	(1,666)
Obligations under capital leases	21,942
Obligations due within one year	(5,896)
Long-term obligations under capital leases	$16,046

The table below presents the total future minimum lease payments under scheduled operating leases that had initial or remaining non-cancelable terms more than one year as of December 29, 2018 (amounts in thousands):

Operating Leases
2019	$65,071
2020	60,378
2021	50,744
2022	44,798
2023	36,308
Thereafter	232,423
Total minimum payments	$489,722

Rent expense for all operating leases for fiscal 2018 and fiscal 2017 was as follows (amounts in thousands):

Rent expense
Fiscal 2018	$90,660
Fiscal 2017	$95,014

Note 15.	Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 28, 2019 and December 29, 2018:

	Interest Rate at December 28, 2019	Final Maturity	December 28, 2019	December 29, 2018
			(Amounts in thousands)
Unsecured credit facility	3.30%	2022	$41,750	$—
2026 notes	3.50%	2026	396,122	395,550
2022 notes	4.38%	2022	398,906	398,423
Accounts receivable securitization facility	2.94%	2021	26,000	177,000
Other notes payable	2.10%	2020	3,730	8,621
			866,508	979,594
Current maturities of long-term debt			(3,730)	(5,000)
Long-term debt			$862,778	$974,594

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 28, 2019 and December 29, 2018, the bank overdraft balance was $13.8 million and $10.6 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million and $8.4 million at December 28, 2019 and December 29, 2018, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 28, 2019, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “AR facility”). The company has amended the AR facility seven times since execution, most recently on September 27, 2019.  These amendments include provisions which (i) increased the revolving commitments under the AR facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, and (v) extended the term, most recently one additional year to September 27, 2021. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the AR facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the AR facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The AR facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Restrictive covenants require adherence to company credit and collections policies, depository account control agreements, and certain other customary restrictions including limitations to consolidations, mergers, and liens.  As of December 28, 2019 and December 29, 2018, respectively, the company was in compliance with all restrictive covenants under the AR facility.  The company currently has $163.4 million available under its AR facility for working capital and general corporate purposes.  Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the AR facility and at the time amendments are executed are being amortized over the life of the AR facility.  The balance of unamortized financing costs was $0.2 million on December 28, 2019 and December 29, 2018 and are recorded in other assets on the Consolidated Balance Sheets.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.2 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of December 28, 2019 and December 29, 2018, the company was in compliance with all restrictive covenants under the indenture governing the notes.

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

The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 28, 2019 and December 29, 2018, the company was in compliance with all restrictive covenants under the credit facility.

The company paid additional financing costs of $0.6 million in connection with the sixth amendment of the credit facility, which, in addition to the remaining balance in financing costs, is being amortized over the life of the credit facility.  The company recognized an immaterial amount as interest expense for the modification at the time of the sixth amendment.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during fiscal 2019:

Amount (thousands)
Balance as of December 29, 2018	$—
Borrowings	297,250
Payments	(255,500)
Balance as of December 28, 2019	$41,750

The table below presents the net amount available under the credit facility as of December 28, 2019:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(41,750)
Letters of credit	(8,400)
Available for withdrawal	$449,850

The table below presents the highest and lowest outstanding balance under the credit facility during fiscal 2019:

Amount (thousands)
High balance	$122,200
Low balance	$—

Aggregate debt maturities.  Aggregate maturities of debt outstanding as of December 28, 2019, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2020	$3,750
2021	26,000
2022	441,750
2023	—
2024	—
Thereafter	400,000
Total	$871,500

Debt issuance costs and debt discount.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 28, 2019 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2026 notes	$400,000	$3,878	$396,122
2022 notes	400,000	1,094	398,906
Other notes payable	3,750	20	3,730
Total	$803,750	$4,992	$798,758

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

The amounts outstanding at December 28, 2019 and December 29, 2018 were as follows (amounts in thousands):

	December 28, 2019	December 29, 2018
Deferral elections outstanding	$17,308	$15,996
Current portion of deferral elections	(1,750)	(1,015)
Long-term portion of deferral elections	$15,558	$14,981

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

No material guarantees or indemnifications have been entered into by the company through December 28, 2019.

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

The company reconsidered its relationship with the entity because the entity was sold, and the company has concluded the entity no longer qualifies as a VIE beginning in the second quarter of fiscal 2019.

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of December 28, 2019 and December 29, 2018, there was $183.2 million and $154.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,200 and 4,300 IDPs’ distribution rights as of December 28, 2019 and December 29, 2018, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 28, 2019 and December 29, 2018, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 28, 2019	December 29, 2018
Distribution rights notes receivable	$226,348	$230,470
Current portion recorded in accounts and notes receivable, net	(27,709)	(26,345)
Long-term portion of distribution rights notes receivable	$198,639	$204,125

At December 28, 2019 and December 29, 2018, the company has evaluated the collectability of the distribution rights notes receivable and determined that a reserve is not necessary. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at December 28, 2019 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 15, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation.  The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$396,122	$409,920	2
2022 notes	$398,906	$417,120	2

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of December 28, 2019, 6.2 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our fiscal 2019 (amounts in thousands except shares purchased):

Fiscal 2019 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 20, 2019	336,088	$7,054
For the quarter ended July 13, 2019	—	$—
For the quarter ended October 5, 2019	—	$—
For the quarter ended December 28, 2019	—	$—
Total	336,088	$7,054

As of December 28, 2019, 68.4 million shares at a cost of $642.6 million have been purchased since the inception of this plan.

Dividends

During fiscal years 2019, 2018, and 2017, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 19, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2019	$158,626	$0.7500
Fiscal 2018	$149,716	$0.7100
Fiscal 2017	$140,429	$0.6700

Note 19.	Stock-Based Compensation

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

Stock Options

The company issued nonqualified stock options (“NQSOs”) during fiscal years 2011 and prior that have all been fully exercised.  Fiscal 2018 was the last year NQSOs were exercised.

The stock option activity for fiscal years 2018 and 2017 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Fiscal 2018		Fiscal 2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	73	$10.87	1,846	$10.89
Exercised	(73)	$10.87	(1,773)	$10.89
Outstanding at end of year	—	$—	73	$10.87
Exercisable at end of year	—		73

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2018 and 2017 are set forth below (amounts in thousands):

	Fiscal 2018	Fiscal 2017
Cash received from option exercises	$791	$19,313
Cash tax windfall benefit, net	$111	$4,186
Intrinsic value of stock options exercised	$609	$14,994

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. Awards granted prior to fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted during fiscal 2019 vest approximately three years from the date of grant.  These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below (the “TSR Modifier”):

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the TSR awards:

Award	Fiscal year vested	Payout (%)
2015 award	Fiscal 2017	0
2016 award	Fiscal 2018	12.5
2017 award	Fiscal 2019	153.0

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

On May 23, 2019, the company’s CEO received an award of TSR Shares that brings his total grant equal to the CEO’s target award (“promotion award”).  This grant is measured under the same guidelines as the December 30, 2018 grant of TSR Shares described above.  The company’s former CEO forfeited 112,840 TSR shares at his retirement on May 23, 2019.

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	December 30, 2018	May 23, 2019	July 14, 2019	October 6, 2019
Shares granted	440	11	5	2
Assumed vesting date	3/1/2022	3/1/2022	3/1/2022	3/1/2022
Fair value per share	$21.58	$27.23	$23.32	$22.52

As of December 28, 2019, there was $5.0 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.17 years.  There were no TSR Shares granted by our Board of Directors in fiscal 2018.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. Awards granted prior to fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted during fiscal 2019 vest approximately three years from the date of grant.  These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied.  Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below (the “ROIC Modifier”):

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the ROIC awards:

Award	Fiscal year vested	Payout (%)
2015 award	Fiscal 2017	87
2016 award	Fiscal 2018	70
2017 award	Fiscal 2019	75

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target for expense calculations at December 28, 2019 was 100% for the 2019 award.

On May 23, 2019, the company’s CEO received a promotion award of ROIC Shares.  This grant is measured under the same guidelines as the December 30, 2018 grant of ROIC Shares described above. The company’s former CEO forfeited 112,840 ROIC shares at his retirement on May 23, 2019.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	December 30, 2018	May 23, 2019	July 14, 2019	October 6, 2019
Shares granted	440	11	5	2
Assumed vesting date	3/1/2022	3/1/2022	3/1/2022	3/1/2022
Fair value per share	$18.29	$23.08	$23.32	$22.52

As of December 28, 2019, there was $4.3 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.17 years.  There were no ROIC Shares granted by our Board of Directors in fiscal 2018.

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

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2019, 2018, and 2017 is set forth below (amounts in thousands, except price data):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	779	$21.64	1,575	$22.20	1,543	$21.53
Initial grant	917	$20.10	—	$—	855	$21.61
Vested	(885)	$22.21	(314)	$21.89	(329)	$19.14
Grant reduction for not achieving the ROIC modifier	(97)	$19.97	(114)	$21.49	(49)	$19.14
Grant increase (reduction) for not achieving the TSR modifier	206	$23.31	(333)	$24.17	(378)	$21.21
Forfeitures	(258)	$20.18	(35)	$22.83	(67)	$21.08
Balance at end of year	662	$20.16	779	$21.64	1,575	$22.20

As of December 28, 2019, there was $9.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.17 years.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”).  These awards vest on the fifth of January each year in equal installments over a three-year period beginning in fiscal 2020.  Dividends earned on shares are held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	December 30, 2018	May 23, 2019
Shares granted	244	43
Vesting date	Equally over 3 years	5/23/2023
Fair value per share	$18.29	$23.08

The TBRSU Shares activity for fiscal 2019 is set forth below (amounts in thousands, except price data):

	Fiscal 2019
	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	—	$—
Granted	288	$19.01
Forfeitures	(18)	$18.29
Nonvested shares at end of year	270	$19.06

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  Non-employee directors received aggregate grants of 2,707 common shares for board retainer deferrals during fiscal 2019.  A total of 15,822 common shares were vested and issued for previous board retainer deferrals.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During fiscal 2019, non-employee directors were granted an aggregate of 46,240 shares of deferred stock pursuant to the Omnibus Plan for the annual grant. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant.

Compensation expense is recorded on deferred stock over the vesting period. During fiscal 2019, a total of 66,270 previously deferred shares were issued after the deferral period.

The deferred and restricted stock activity for fiscal years 2019, 2018, and 2017 is set forth below (amounts in thousands, except price data):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	66	$19.93	87	$18.70	149	$20.39
Granted	49	$22.31	78	$19.90	87	$18.70
Vested	(66)	$19.93	(99)	$18.70	(149)	$20.39
Nonvested shares at end of year	49	$22.31	66	$19.93	87	$18.70
Vested and deferred shares at end of year	197		198		192

As of December 28, 2019, there was $0.4 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.42 years. The intrinsic value of deferred stock awards that vested during fiscal 2019 was $1.4 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2019.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Performance-contingent restricted stock awards	$4,767	$6,504	$14,326
TBRSU shares	1,520	—	—
Deferred stock awards	1,143	1,644	1,767
Total stock-based compensation expense	$7,430	$8,148	$16,093

Note 20.	Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During fiscal years 2019, 2018, and 2017, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2019	Fiscal 2018	Fiscal 2017	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$(142)	$(142)	$(142)	Interest expense
Commodity contracts	3,707	(1,301)	(2,080)	Cost of sales, Note 3, below
Total before tax	$3,565	$(1,443)	$(2,222)	Total before tax
Tax (expense) benefit	(901)	364	855	Tax benefit
Total net of tax	$2,664	$(1,079)	$(1,367)	Net of tax
Pension and postretirement plans:
Prior-service credits	$(346)	$(175)	$(175)	Note 1, below
Settlement loss	—	(7,781)	(4,649)	Note 1, below
Actuarial losses	(6,822)	(5,380)	(5,858)	Note 1, below
Total before tax	$(7,168)	$(13,336)	$(10,682)	Total before tax
Tax benefit	1,810	3,368	3,899	Tax benefit
Total net of tax	$(5,358)	$(9,968)	$(6,783)	Net of tax benefit
Total reclassifications from AOCI	$(2,694)	$(11,047)	$(8,150)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 22, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal years 2019, 2018, and 2017, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2019	Fiscal 2018	Fiscal 2017
Derivative instruments:
Commodity contracts	$11,313	$3,984	$(9,734)
Total before tax	$11,313	$3,984	$(9,734)
Tax benefit (expense)	(2,856)	(1,006)	2,945
Total net of tax	$8,457	$2,978	$(6,789)
Pension and postretirement plans:
Current year actuarial loss	$(10,702)	$(26,528)	$(4,307)
Total before tax	$(10,702)	$(26,528)	$(4,307)
Tax benefit (expense)	2,702	6,697	1,670
Total net of tax	$(8,000)	$(19,831)	$(2,637)
Total recognized in AOCI	$457	$(16,853)	$(9,426)

During fiscal 2019, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)
Other comprehensive gain (loss) before reclassifications	8,457	(8,000)	457
Reclassified to earnings from AOCI	(2,664)	5,358	2,694
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)

During fiscal 2018, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2017	$(6,483)	$(78,076)	$(84,559)
Other comprehensive loss before reclassifications	2,978	(19,831)	(16,853)
Reclassified to earnings from AOCI	1,079	9,968	11,047
Reclassified to retained earnings from AOCI	(1,709)	(17,097)	(18,806)
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Gross gain (loss) reclassified from AOCI into income	$3,707	$(1,301)	$(2,080)
Tax (expense) benefit	(936)	329	801
Net of tax	$2,771	$(972)	$(1,279)

Note 21.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2019, 2018, and 2017 (amounts in thousands, except per share data):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net income	$164,538	$157,160	$150,120
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,606	211,016	209,573
Basic earnings per common share	$0.78	$0.74	$0.72
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,606	211,016	209,573
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	368	616	862
Diluted weighted average shares outstanding per common share	211,974	211,632	210,435
Diluted earnings per common share	$0.78	$0.74	$0.71

There were 11,030 anti-dilutive shares during fiscal 2019 and 380,015 anti-dilutive shares during fiscal 2017, respectively.  There were no anti-dilutive shares for fiscal 2018.

Note 22.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 28, 2019 and December 29, 2018 (amounts in thousands):

	December 28, 2019	December 29, 2018
Current benefit liability	$29,380	$1,283
Noncurrent benefit liability	$14,328	$39,149
AOCI, net of tax	$107,678	$105,036

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  The company has commenced the plan termination process and distributed a portion of the pension plan assets as lump sum payments in January 2020 with the remaining balance to be transferred to an insurance company in the form of a nonparticipating group annuity contract during the first quarter of fiscal 2020.  The total payments distributed will depend on the lump sum offer participation rate of eligible participants.  Based on the estimated value of assets held in the plan, the company currently estimates that a cash contribution of approximately $17.0 million to $35.0 million will be required to fully fund the plan’s liabilities at termination.  In addition, based on current assumptions, the company estimates a final non-cash settlement charge of approximately $125.0 million to $143.0 million.

The company recognizes settlement accounting charges when the ongoing lump sum payments from the plan exceed the interest cost of the plan.  Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   The company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold during our first quarter of fiscal 2018 and, as a result, recorded settlement charges in each quarter of fiscal 2018.  There were no settlement charges during fiscal 2019.  The table below presents the recognized settlement charges by quarter for fiscal years 2018 and 2017 (amounts in thousands):

Settlement loss by fiscal quarter	Fiscal 2018	Fiscal 2017
Quarter 1	$4,668	$—
Quarter 2	1,035	—
Quarter 3	930	3,030
Quarter 4	1,148	1,619
Total	$7,781	$4,649

The company voluntarily contributed $10.0 million during our first quarter of fiscal 2018, an additional $30.0 million during our second quarter of fiscal 2018, and $0.1 million during our third quarter of fiscal 2018 to Plan No. 1.  A voluntary contribution of $0.6 million was made by the company to Plan No. 2 during the third quarter of fiscal 2018.  There were no contributions made by the company to either plan during the first or second quarters of fiscal 2019.  The company made a contribution of $2.5 million to Plan No. 2 during the third quarter of fiscal 2019.  There were no contributions to Plan No. 1 during fiscal 2019.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2019 and December 31, 2018, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $2.0 million for fiscal 2020.

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Service cost	$703	$937	$755
Interest cost	11,930	12,513	12,852
Expected return on plan assets	(17,147)	(18,831)	(25,669)
Settlement loss	—	7,781	4,649
Amortization:
Prior service cost	387	387	387
Actuarial loss	7,098	5,811	6,355
Net periodic pension cost (income)	2,971	8,598	(671)
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial loss (gain)	11,277	25,492	4,119
Settlement loss	—	(7,781)	(4,649)
Amortization of prior service cost	(387)	(387)	(387)
Amortization of actuarial loss	(7,098)	(5,811)	(6,355)
Total recognized in OCI	3,792	11,513	(7,272)
Total recognized in net periodic benefit cost (benefit) and OCI	$6,763	$20,111	$(7,943)

Actual return on plan assets for fiscal years 2019, 2018, and 2017 was $51.8 million, $2.4 million, and $42.1 million, respectively.

Approximately $7.8 million will be amortized from AOCI into net periodic benefit cost in fiscal 2020 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 28, 2019	December 29, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$367,778	$393,952
Service cost	703	937
Interest cost	11,930	12,513
Actuarial loss	45,979	9,098
Benefits paid	(29,484)	(23,843)
Settlements	—	(24,879)
Benefit obligation at end of year	$396,906	$367,778
Change in plan assets:
Fair value of plan assets at beginning of year	$335,540	$340,854
Actual return on plan assets	51,848	2,437
Employer contribution	2,771	40,971
Benefits paid	(29,484)	(23,843)
Settlements	—	(24,879)
Fair value of plan assets at end of year	$360,675	$335,540
Funded status, end of year:
Fair value of plan assets	$360,675	$335,540
Benefit obligations	(396,906)	(367,778)
Unfunded status and amount recognized at end of year	$(36,231)	$(32,238)
Amounts recognized in the balance sheet:
Current liability	(28,711)	(258)
Noncurrent liability	(7,520)	(31,980)
Amount recognized at end of year	$(36,231)	$(32,238)
Amounts recognized in AOCI:
Net actuarial loss before taxes	$142,082	$137,903
Prior service cost before taxes	4,653	5,039
Amount recognized at end of year	$146,735	$142,942

Accumulated benefit obligation at end of year	$395,676	$366,709

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2019	12/31/2018	12/31/2017
Discount rate	2.54%	3.41%	3.58%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2019	1/1/2018	1/1/2017
Discount rate	3.41%	3.58%	4.00%
Expected return on plan assets	5.34%	5.34%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The plan administrator separated the assets of Plan No. 1 and Plan No. 2 at December 31, 2018 and manages the assets with different investment objectives.  Historically, these assets were collectively managed.  The termination path for Plan No. 1 results in a short term conservative investment outlook while Plan No. 2 is still managed with a long-term investment outlook.

Based on these factors the expected long-term rate of return assumption for Plan No. 1 was set at 4.8% for fiscal 2020.  The expected long-term rate of return assumption for Plan No. 2 was set at 7.1% for fiscal 2020.  The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 7.1% (net of expenses).

Plan Assets

Effective January 1, 2014, the finance committee of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established investment committee. The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2019 and December 31, 2018, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2019
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$103,212	$3,798	$—	$107,010
Common stocks:
International common stocks	6,844	—	—	6,844
U.S. common stocks	11,990	—	—	11,990
Fixed income securities:
U.S. government bonds	14,911	—	—	14,911
U.S. government agency bonds	—	3,806	—	3,806
U.S. corporate bonds	—	150,840	—	150,840
International corporate bonds	—	63,050	—	63,050
Pending transactions(2)	—	—	—	(13)
Other assets and (liabilities)(2)	—	—	—	(52)
Accrued (expenses) income(2)	—	—	—	2,289
Total	$136,957	$221,494	$—	$360,675

	Fair value of Pension Plan Assets as of December 31, 2018
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$34,118	$—	$34,118
Fixed income securities:
U.S. government bonds	—	4,581	—	4,581
U.S. government agency bonds	—	3,561	—	3,561
International corporate bonds	—	53,709	—	53,709
U.S. corporate bonds	—	166,670	—	166,670
Other types of investments measured at contract value:
Guaranteed insurance contracts(1)	—	—	—	10,853
Pending transactions(2)	—	—	—	59,452
Other assets and (liabilities)(2)	—	—	—	2,636
Accrued (expenses) income(2)	—	—	—	(40)
Total	$—	$262,639	$—	$335,540

(1)

This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.  This fully-benefit responsive investment contract is measured at contract value and is not classified in the fair value hierarchy.

(2)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2019 and December 31, 2018, and target asset allocations for fiscal year 2020 are as follows for Plan No. 1:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2020	2019	2018
Equity securities	—	—	2.5
Fixed income securities	90-100%	100.0	73.7
Other diversifying strategies(1)	—	—	15.0
Short term investments and cash	0-10%	—	8.8
Total		100.0	100.0

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

The plan asset allocation as of the measurement dates December 31, 2019 and December 31, 2018, and target asset allocations for fiscal year 2020 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2020	2019	2018
Equity securities	0-80%	70.0	—
Fixed income securities	20-100%	28.0	—
Short term investments and cash	0-10%	2.0	—
Total		100.0	—

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

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2019	$1,040	$1,731	$2,771
2018	$271	$40,700	$40,971
2017	$286	$1,605	$1,891

All contributions are made in cash. The required contributions made during fiscal 2019 include $0.3 million in nonqualified pension benefits paid from corporate assets and a required contribution to Plan No. 2. The discretionary contributions of $1.7 million made to qualified plans during fiscal 2019 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution to reduce the impact of future contributions. During fiscal 2020, the company expects to make a $30.0 million contribution to Plan No. 1, equal to the estimated cash amount required to settle the plan.  In addition, the company expects to make a $2.5 million contribution to Plan No. 2 and expects to pay $0.3 million in nonqualified pension benefits from corporate assets. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during fiscal years 2019, 2018, and 2017 and expected to be paid from fiscal 2020 through fiscal 2029. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets (including potential payments related to the termination of Plan No. 1 discussed above) and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2017	$38,776	*
2018	$48,722	^
2019	$29,484	+
Estimated Future Payments:
2020	$368,851
2021	$2,813
2022	$2,942
2023	$2,755
2024	$2,675
2025 – 2029	$10,878

*	Includes $14.4 million and $1.6 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
^	Includes $24.9 million and $1.5 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
+	Includes $7.0 million and $0.7 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.

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

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Service cost	$283	$288	$256
Interest cost	297	234	227
Amortization:
Prior service credit	(41)	(212)	(212)
Actuarial gain	(276)	(431)	(497)
Total net periodic benefit cost (income)	263	(121)	(226)
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial (gain) loss	(575)	1,036	188
Amortization of actuarial gain	276	431	497
Amortization of prior service credit	41	212	212
Total recognized in OCI	(258)	1,679	897
Total recognized in net periodic benefit cost and OCI	$5	$1,558	$671

Approximately $(0.3) million will be amortized from AOCI into net periodic benefit cost in fiscal year 2020 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	December 28, 2019	December 29, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$8,194	$7,943
Service cost	283	288
Interest cost	297	234
Participant contributions	662	823
Actuarial (gain) loss	(575)	1,037
Benefits paid	(1,384)	(2,131)
Benefit obligation at end of year	$7,477	$8,194
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	722	1,308
Participant contributions	662	823
Benefits paid	(1,384)	(2,131)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(7,477)	(8,194)
Unfunded status and amount recognized at end of year	$(7,477)	$(8,194)
Amounts recognized in the balance sheet:
Current liability	$(669)	$(1,025)
Noncurrent liability	(6,808)	(7,169)
Amount recognized at end of year	$(7,477)	$(8,194)
Amounts recognized in AOCI:
Net actuarial gain before taxes	$(2,677)	$(2,379)
Prior service credit before taxes	(9)	(50)
Amounts recognized in AOCI	$(2,686)	$(2,429)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2019	12/31/2018	12/31/2017
Discount rate	3.01%	4.07%	3.36%
Health care cost trend rate used to determine benefit obligations:
Initial rate	6.50%	6.50%	6.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2026	2025	2022
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/19	1/1/2018	1/1/2017
Discount rate	4.07%	3.36%	3.66%
Health care cost trend rate used to determine net periodic cost:
Initial rate	6.50%	6.00%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2025	2022	2023

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2019	Fiscal 2018	Fiscal 2017
Effect on total of service and interest cost	$(54)	$(52)	$(47)	$63	$61	$55
Effect on postretirement benefit obligation	$(460)	$(467)	$(473)	$519	$524	$533

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2017	$376
2018	$1,308
2019	$722
2020 (Expected)	$675

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.7 million expected funding for postretirement benefit plans during 2020 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.7 million, $0.8 million, and $0.3 million for fiscal years 2019, 2018, and 2017, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2019, 2018, and 2017 and expected to be paid from fiscal 2020 through fiscal 2029. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2017	$376
2018	$1,308
2019	$722
Estimated Future Payments:
2020	$675
2021	$653
2022	$638
2023	$617
2024	$644
2025 – 2029	$3,240

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.1 million for fiscal 2019, $1.0 million for fiscal 2018, and $2.1 million for fiscal 2017.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2019, 2018, and 2017. There are no contractually required minimum contributions to the plans as of December 28, 2019.

On August 18, 2017, the union participants of the Bakery and Confectionary Union and Industry International Pension Fund (the “MEPP Fund”) at our Lakeland, Florida plant voted to withdraw from the MEPP Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on November 1, 2017.  During the third quarter of fiscal 2017, the company recorded a liability of $15.2 million related to the withdrawal from the MEPP Fund.  During the first quarter of fiscal 2018, the company recorded an additional liability of $2.3 million for the final settlement amount of the withdrawal liability.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  The company began making payments during the first quarter of fiscal 2018.  While this is our best estimate of the ultimate cost of the withdrawal from the MEPP Fund, additional withdrawal liability may be incurred in the event of a mass withdrawal, as defined by statute following our complete withdrawal.  Transition payments, including related tax payments, were made on November 3, 2017 to, and for the benefit of, union participants as part of the collective bargaining agreement.  An additional $3.1 million was recorded for these transition payments.  The withdrawal liability charge and the transition payments were recorded in the multi-employer pension plan withdrawal costs line item on our Consolidated Statements of Income.  The liability on December 30, 2017 was recorded in other accrued current liabilities on the Consolidated Balance Sheets.   We paid $0.2 million during the first quarter of fiscal 2018 and the balance was paid early in the second quarter of fiscal 2018.

The company’s participation in these multiemployer plans for fiscal 2019 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2019 and 2018 is for the plan’s year-end at December 31, 2019 and December 31, 2018, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2019	2018	2017	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2019	2018	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Red	Green	Yes	111	108	139	Yes	4/30/2021
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Red	Yes	160	159	157	No	8/14/2021
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	244	293	276	No	2/4/2022
BC&T International Pension Fund*	52-6118572	001	*	*	*	—	220	965	*	10/25/2020

*	The union employees withdrew from the fund effective November 1, 2017. The collective bargaining agreement is still in effect.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2019, 2018, and 2017, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2019	$27,336
Fiscal 2018	$25,523
Fiscal 2017	$28,346

Note 23.	Income Taxes

On December 22, 2017, the President of the U.S. enacted tax reform, which was effective for the company in the fourth quarter of 2017. The Act reduced our corporate statutory rate from 35% to 21%, repealed the domestic manufacturing deduction, and expanded certain permanent differences. In conjunction with tax reform, the SEC provided guidance which allows recording provisional amounts related to tax reform and subsequent adjustments during and up to a one-year measurement period, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. The company’s 2017 financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for those specific income tax effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined.

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

The company’s provision for income tax expense (benefit) consists of the following for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current Taxes:
Federal	$23,397	$11,642	$53,076
State	5,539	6,702	7,403
	28,936	18,344	60,479
Deferred Taxes:
Federal	17,335	21,762	(59,385)
State	1,274	(105)	(1,921)
	18,609	21,657	(61,306)
Income tax expense (benefit)	$47,545	$40,001	$(827)

Income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% for fiscal years 2019 and 2018, and 35% for fiscal year 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Tax at U.S. federal income tax rate	$44,538	$41,404	$52,253
State income taxes, net of federal income tax benefit	5,384	5,213	3,564
Tax reform impact	—	(5,575)	(48,160)
Section 199 qualifying production activities benefit	—	—	(5,422)
Net share-based payments (windfalls) shortfalls	(828)	1,639	(1,001)
Other	(1,549)	(2,680)	(2,061)
Income tax expense (benefit)	$47,545	$40,001	$(827)

In 2019, the most significant difference in the effective rate and the statutory rate was state taxes. In 2018 and in 2017, the effective rate included benefits to revalue net deferred liabilities to reflect the reduction of the federal rate from 35% to 21%. In 2018, the most significant differences in the effective rate and the statutory rate were state income taxes and benefits related to tax reform. Absent the Act, in 2017, the most significant differences between the effective rate and the statutory rate were the Section 199 qualifying production activities deduction and state taxes.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 28, 2019	December 29, 2018
Self-insurance	$4,882	$5,208
Compensation and employee benefits	6,929	8,718
Deferred income	7,488	8,867
Loss and credit carryforwards	13,304	14,027
Equity-based compensation	2,135	4,646
Legal accrual	7,238	2,245
Hedging	—	1,397
Pension and postretirement benefits	4,336	10,764
Financing and operating lease right-of-use liabilities	102,797	—
Other	6,820	7,394
Valuation allowance	(703)	(364)
Deferred tax assets	155,226	62,902
Depreciation	(67,639)	(59,294)
Intangibles	(105,238)	(104,380)
Financing and operating lease right-of-use assets	(101,217)	—
Hedging	(560)	—
Other	(1,967)	(1,886)
Deferred tax liabilities	(276,621)	(165,560)
Net deferred tax liability	$(121,395)	$(102,658)

The company has a deferred tax asset of $3.4 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $5.6 million related to state net operating loss carryforwards, and $4.3 million for credit carryforwards with expiration dates through fiscal 2037. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.  See Note 2, Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

The gross amount of unrecognized tax benefits was $0.3 million and $0.8 million as of December 28, 2019 and December 29, 2018, respectively. This change is due to the expiration of the statute of limitations on previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheets. If recognized, the $0.3 million (less $0.1 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.1 million and $0.1 million at December 28, 2019 and December 29, 2018, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2016, and with limited exceptions, for years prior to 2015 in state jurisdictions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2019, 2018, and 2017 (amounts in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Unrecognized tax benefit at beginning of fiscal year	$750	$1,259	$1,754
Gross increases	—	—	—
Lapses of statutes of limitations	(444)	(509)	(495)
Unrecognized tax benefit at end of fiscal year	$306	$750	$1,259

At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 24.	Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $30.3 million and $29.4 million related to self-insurance reserves at December 28, 2019 and December 29, 2018, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending 18 complaints filed by IDPs alleging that they were misclassified as independent contractors.  Thirteen of these lawsuits seek class and/or collective action treatment. The remaining five cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in eight of the pending cases, each of which is discussed below.  Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $8.3 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019.

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $7.6 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019.

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

On January 31, 2020, the parties reached an agreement in principal to settle this matter and the Boulange matter (see below) for a payment of $13.25 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019.

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

As of December 28, 2019, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

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

Zapata et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC (the “Zapata litigation”)	4:16-cv-00676	U.S. District Court Southern District of Texas	3/14/2016

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

Rodriguez et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC (the “Rodriguez litigation”)	4:16-cv-00245	U.S. District Court Southern District of Texas	1/28/2016	See the Zapata litigation discussion immediately above.
Schucker et al. v. Flowers Foods, Inc., Lepage Bakeries Park St., LLC, and C.K. Sales Co., LLC	1:16-cv-03439	U.S. District Court Southern District of New York	5/9/2016

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

*

On September 7, 2018, the company negotiated a global settlement to resolve 12 pending collective action lawsuits against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consisted of approximately 900 members.  The settlement also contained certain non-economic terms intended to strengthen and enhance the independent contractor model, which remains in place.  On February 1, 2019, plaintiffs’ counsel filed a consolidated complaint with the United States District Court for the Western District

of Tennessee to obtain judicial approval of the parties’ global settlement.  The court approved the global settlement on February 27, 2019.  Thereafter, the parties moved to dismiss the 12 settled lawsuits with prejudice. This settlement was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of fiscal 2018.  A total of $4.2 million was paid in March 2019, and a second payment of $3.5 million was made in June 2019.  The remainder of the settlement funds ($1.3 million) reverted to Flowers during the second quarter of fiscal 2019 per the terms of the settlement, and was recorded as a reduction of selling, distribution and administrative expense in our Consolidated Statements of Income.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws and will allow others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court scheduled a hearing on the class certification motion for February 28, 2019.  On May 10, 2019, the parties filed a notice of settlement informing the court that a settlement in principle of the case had been reached.  On July 12, 2019, lead plaintiff and Plaintiff Chris B. Hendley filed an unopposed motion for (1) preliminary approval of the class action settlement; (2) certification of the settlement class; and (3) approval of notice to the settlement class.  On July 12, 2019, lead plaintiff and Plaintiff Chris B. Hendley filed an unopposed motion for (1) preliminary approval of the class action settlement; (2) certification of the settlement class; and (3) approval of notice to the settlement class.  Also, on July 12, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which (along with its exhibits) sets forth in detail the settlement terms, which include releases of the claims asserted against the defendants.  The settlement is for $21.0 million, which amount the company’s insurer has deposited in the escrow account described in the Stipulation.  This amount is recorded on the company’s Consolidated Balance Sheets as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer. On December 11, 2019, the court granted judgment approving the class action settlement. The effective date of the settlement was January 10, 2020.

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

On September 26, 2019, the parties to the consolidated federal derivative action filed a Notice of Settlement in Principle and Joint Status Report.  On September 30, 2019, the court entered an order staying all deadlines and proceedings, except those that are settlement-related, and ordered the parties to file the settlement documents no later than October 28, 2019.  On October 28, 2019, the parties executed a stipulation of settlement, which the plaintiffs filed with the court along with a motion for preliminary approval of the settlement.  The settlement terms include certain governance reforms, releases of the claims asserted against the defendants, and the payment by the company’s insurer of $1.3 million in attorneys’ fees, expenses, and service awards (the “Fee Award”) to the plaintiffs’ counsel.  On November 7, 2019, the court granted preliminary approval of the settlement. The final approval hearing is scheduled for February 26, 2020. Pursuant to the stipulation of settlement, once a judgment dismissing the consolidated federal derivative action becomes final, the plaintiffs in the consolidated state derivative action will voluntarily dismiss that action with prejudice.  The Fee Award is recorded on the company’s Consolidated Balance Sheets as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.

The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

See Note 15, Debt and Other Commitments, for additional information on the company’s commitments.

Note 25.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks (amounts in thousands, except per share data):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	2019	$1,263,895	$975,759	$966,561	$917,759
	2018	$1,206,453	$941,283	$923,449	$880,667
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)*	2019	$652,141	$508,552	$509,056	$485,960
	2018	$625,122	$488,871	$485,680	$467,155
Net income	2019	$65,866	$53,095	$43,358	$2,219
	2018	$51,247	$45,442	$39,630	$20,841
Basic net income per share	2019	$0.31	$0.25	$0.20	$0.01
	2018	$0.24	$0.22	$0.19	$0.10
Diluted net income per share	2019	$0.31	$0.25	$0.20	$0.01
	2018	$0.24	$0.21	$0.19	$0.10

*

The company does not report gross margin.  This line item presents our material, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) under an alternative presentation.

The table below presents financial results that impact comparability, by quarter, for fiscal 2019 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2019	Footnote
(Recovery) loss on inferior ingredients	$(413)	$—	$—	$376	$(37)	Note 4
Restructuring and related impairment charges	$718	$2,047	$3,277	$17,482	$23,524	Note 5

The table below presents financial results that impact comparability, by quarter, for fiscal 2018 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2018	Footnote
(Recovery) loss on inferior ingredients	$—	$3,884	$(1,891)	$1,219	$3,212	Note 4
Restructuring and related impairment charges	$1,259	$801	$497	$7,210	$9,767	Note 5
Multi-employer pension plan withdrawal costs	$2,322	$—	$—	$—	$2,322	Note 22
Pension plan settlement loss	$4,668	$1,035	$930	$1,148	$7,781	Note 22
Impairment of assets	$2,483	$—	$—	$3,516	$5,999	Note 2,12

Note 26.	Subsequent Events

The company has evaluated subsequent events since December 28, 2019, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend.    On February 14, 2020, the Board of Directors declared a dividend of $0.19 per share on the company’s common stock to be paid on March 13, 2020 to shareholders of record on February 28, 2020.