Form 10-Q
period 2020-04-18
FLOWERS FOODS INC
filed 2020-05-13
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2020

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

As of May 8, 2020, the registrant had 211,573,765 shares of common stock, $0.01 par value per share, outstanding.

FLOWERS FOODS, INC.

Forward-Looking Statements

Statements contained in this filing and certain other written or oral statements made from time to time by Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and the ultimate impact of the novel strain of coronavirus (“COVID-19”) on our business, results of operations and financial condition and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are based upon assumptions we believe are reasonable.

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

•

the ultimate impact of the COVID-19 outbreak and measures taken in response thereto on our business, results of operations and financial condition, which are highly uncertain and are difficult to predict;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 28, 2019 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 18, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,683	$11,044
Accounts and notes receivable, net of allowances of $13,909 and $9,473, respectively	341,205	285,606
Inventories, net:
Raw materials	51,234	46,171
Packaging materials	23,890	22,045
Finished goods	60,820	58,843
Inventories, net	135,944	127,059
Spare parts and supplies	67,893	67,456
Other	34,095	62,753
Total current assets	831,820	553,918
Property, plant and equipment, net:
Property, plant and equipment, gross	2,000,151	2,002,633
Less: accumulated depreciation	(1,303,084)	(1,284,811)
Property, plant and equipment, net	697,067	717,822
Financing lease right-of-use assets	20,974	22,829
Operating lease right-of-use assets	364,092	376,473
Notes receivable from independent distributor partners	193,126	198,639
Assets held for sale	12,329	4,408
Other assets	7,756	8,236
Goodwill	545,244	545,244
Other intangible assets, net	740,665	750,207
Total assets	$3,413,073	$3,177,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,245	$3,730
Current maturities of financing leases	7,789	8,176
Current maturities of operating leases	53,030	52,806
Accounts payable	257,994	233,011
Current postretirement/post-employment obligations	926	29,380
Other accrued liabilities	183,930	201,040
Total current liabilities	504,914	528,143

Noncurrent long-term debt	1,069,352	862,778
Noncurrent financing lease obligations	18,068	19,390
Noncurrent operating lease obligations	316,482	324,131
Total long-term debt and right-of-use lease liabilities	1,403,902	1,206,299
Other liabilities:
Postretirement/post-employment obligations	14,344	14,328
Deferred taxes	125,639	121,395
Other long-term liabilities	43,663	44,181
Total other long-term liabilities	183,646	179,904
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,167,036 shares and 17,215,514 shares, respectively	(225,942)	(226,287)
Capital in excess of par value	651,258	648,492
Retained earnings	900,988	947,046
Accumulated other comprehensive loss	(5,892)	(106,020)
Total stockholders’ equity	1,320,611	1,263,430
Total liabilities and stockholders’ equity	$3,413,073	$3,177,776

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Sales	$1,349,444	$1,263,895
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	670,873	652,141
Selling, distribution and administrative expenses	522,035	476,049
Depreciation and amortization	44,663	44,819
Recovery on inferior ingredients	—	(413)
Restructuring and related impairment charges	—	718
Income from operations	111,873	90,581
Interest expense	11,639	12,471
Interest income	(8,325)	(8,647)
Pension plan settlement and curtailment loss	116,207	—
Other components of net periodic pension and postretirement benefits expense	143	692
(Loss) income before income taxes	(7,791)	86,065
Income tax (benefit) expense	(2,019)	20,199
Net (loss) income	$(5,772)	$65,866
Net (loss) income per common share:
Basic:
Net (loss) income per common share	$(0.03)	$0.31
Weighted average shares outstanding	211,754	211,388
Diluted:
Net (loss) income per common share	$(0.03)	$0.31
Weighted average shares outstanding	211,754	211,884
Cash dividends paid per common share	$0.1900	$0.1800

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Net (loss) income	$(5,772)	$65,866
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	86,865	—
Net gain for the period	15,693	—
Amortization of prior service cost included in net income	55	79
Amortization of actuarial loss included in net income	953	1,569
Pension and postretirement plans, net of tax	103,566	1,648
Derivative instruments:
Net change in fair value of derivatives	(3,849)	(9,593)
Loss (gain) reclassified to net income	411	(2,178)
Derivative instruments, net of tax	(3,438)	(11,771)
Other comprehensive income (loss), net of tax	100,128	(10,123)
Comprehensive income	$94,356	$55,743

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 18, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net loss				(5,772)				(5,772)
Derivative instruments, net of tax					(3,438)			(3,438)
Pension and postretirement plans, net of tax					103,566			103,566
Amortization of share-based compensation awards			3,894					3,894
Issuance of deferred compensation			(1)			113	1	—
Time-based restricted stock units issued (Note 16)			(975)			74,204	975	—
Issuance of deferred stock awards			(152)			11,594	152	—
Stock repurchases						(37,433)	(783)	(783)
Dividends paid on vested share-based payment awards				(87)				(87)
Dividends paid — $0.1900 per common share				(40,199)				(40,199)
Balances at April 18, 2020	228,729,585	$199	$651,258	$900,988	$(5,892)	(17,167,036)	$(225,942)	$1,320,611

	For the Sixteen Weeks Ended April 20, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				65,866				65,866
Derivative instruments, net of tax					(11,771)			(11,771)
Pension and postretirement plans, net of tax					1,648			1,648
Cumulative effect of change in accounting principle				(2,915)				(2,915)
Amortization of share-based compensation awards			3,179					3,179
Issuance of deferred compensation			(1)			113	1	—
Performance-contingent restricted stock awards issued (Note 16)			(11,498)			885,123	11,498	—
Issuance of deferred stock awards			(67)			15,822	67	—
Stock repurchases						(336,088)	(7,054)	(7,054)
Dividends paid on vested share-based payment awards				(1,233)				(1,233)
Dividends paid — $0.1800 per common share				(38,061)				(38,061)
Balances at April 20, 2019	228,729,585	$199	$645,090	$969,067	$(119,294)	(17,269,408)	$(227,136)	$1,267,926

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net (loss) income	$(5,772)	$65,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Restructuring and related impairment charges	—	530
Stock-based compensation	3,894	3,179
Loss (gain) reclassified from accumulated other comprehensive income to net income	503	(2,957)
Depreciation and amortization	44,663	44,819
Deferred income taxes	(29,605)	3,614
Provision for inventory obsolescence	353	864
Allowances for accounts receivable	6,340	3,057
Pension and postretirement plans cost	116,702	994
Other	801	677
Qualified pension plan contributions	(1,425)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(61,630)	(23,832)
Inventories, net	(9,238)	(2,555)
Hedging activities, net	(7,933)	(13,089)
Accounts payable	27,322	(4,893)
Other assets and accrued liabilities	21,210	19,904
NET CASH PROVIDED BY OPERATING ACTIVITIES	106,185	96,178
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,700)	(20,761)
Proceeds from sale of property, plant and equipment	862	235
Repurchase of independent distributor territories	(1,058)	(995)
Cash paid at issuance of notes receivable	(3,827)	(7,498)
Principal payments from notes receivable	8,883	8,585
Other investing activities	23	44
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(16,817)	(20,390)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(40,286)	(39,296)
Stock repurchases	(783)	(7,054)
Change in bank overdrafts	(3,530)	(788)
Proceeds from debt borrowings	375,100	220,600
Debt obligation payments	(171,350)	(261,100)
Contingent consideration payments	(4,700)	—
Payments on financing leases	(2,180)	(1,872)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	152,271	(89,510)
Net increase (decrease) in cash and cash equivalents	241,639	(13,722)
Cash and cash equivalents at beginning of period	11,044	25,306
Cash and cash equivalents at end of period	$252,683	$11,584

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 18, 2020 and April 20, 2019 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 28, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2019 (the “Form 10-K”).

COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic shift in consumer buying patterns as a result of the recent COVID-19 pandemic, we have experienced significant demand for our retail products resulting in significant sales increases and substantial growth in income from operations for the first quarter of fiscal 2020 compared to the prior year quarter.

In light of COVID-19, the company has taken actions to safeguard its capital position. During the first quarter of fiscal 2020, we drew an additional $200.0 million on our credit facility.  We borrowed this additional amount out of an abundance of caution to ensure future liquidity given the recent significant impact on global financial markets and economies as a result of the COVID-19 outbreak. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $266.6 million of remaining availability on the credit line, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangible assets, leases, self-insurance reserves, income tax expense and accruals, pension obligations, stock-based compensation, and commitments and contingencies. These estimates are summarized in the Form 10-K.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2020 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 18, 2020 (sixteen weeks), second quarter ending July 11, 2020 (twelve weeks), third quarter ending October 3, 2020 (twelve weeks) and fourth quarter ending January 2, 2021 (thirteen weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 18, 2020 and April 20, 2019. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
	(% of Sales)
Total	21.4	20.5

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 21.2% and 18.9%, on a consolidated basis, as of April 18, 2020 and December 28, 2019, respectively, of our trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — Significant changes to our critical accounting policies from those disclosed in the Form 10-K are presented below.  The policy changes for accounting for credit losses during the first quarter of our fiscal 2020 are a result of adopting new guidance issued by the Financial Accounting Standards Board (the “FASB”).  See Note 2, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the new guidance.

Accounts and Notes Receivable.    Accounts and notes receivable consist of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company recognizes an allowance for credit losses related to its accounts and notes receivable to present the net amount expected to be collected as of the balance sheet date. The company estimates this allowance based on historical data such as days sales outstanding trends, previous write-offs of balances, and weekly reviews of aged trial balances, among others. Accounts and notes receivable balances are written off when deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries, not to exceed the amount previously written off, are considered in determining the reserve balance at the balance sheet date.  As of fiscal year end, balances older than six months are deemed uncollectible and are fully reserved for in the allowance.  Activity in the allowance for trade accounts receivable credit losses for the sixteen weeks ended April 18, 2020 was as follows (amounts in thousands):

Allowance at December 28, 2019	$2,089
Amounts charged to expense	4,668
Write-offs	—
Recoveries and other	(1,082)
Allowance at April 18, 2020	$5,675

The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net (loss) income to net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.

In light of the current economic uncertainty for certain of our foodservice customers caused by COVID-19, we have recorded an additional bad debt allowance of $2.7 million in the first quarter of fiscal 2020.

RECOVERY ON INFERIOR INGREDIENTS

Beginning in the second quarter of fiscal 2018 and continuing through the fourth quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  These costs totaled $1.3 million for the sixteen weeks ended April 20, 2019.  We received reimbursements for a portion of previously incurred costs of $1.7 million during the prior year first quarter. These reimbursements, net of the costs incurred, are presented as recoveries on the ‘Recovery on inferior ingredients’ line item in our Condensed Consolidated Statements of Income (Loss).  There were no costs or recoveries recognized in the first quarter of fiscal 2020. We continue to seek recovery of all losses through appropriate means.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that effects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  Additional guidance for this topic was issued in April 2019.  The new standard requires earlier recognition of credit losses. The company adopted the new standard as of December 29, 2019, the beginning of our fiscal 2020.  The adoption of this guidance did not impact our financial statements; however, updated disclosures are included in Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  Changes were made to our internal control over financial reporting processes for estimating and evaluating the appropriateness of reserves for credit exposures.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The company adopted the new standard as of December 29, 2019, the beginning of our fiscal 2020, and, consistent with prior years, anticipates performing its annual impairment testing of goodwill in its fourth quarter of fiscal 2020, or earlier if there is a triggering event, under the new guidance. The company does not currently anticipate the adoption of the new standard to have an impact on our financial statements.

Accounting pronouncements not yet adopted

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

In December 2019, the FASB issued guidance which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This guidance will be effective for us in our fiscal 2021, with the option to early adopt at any time prior to the effective date. Accounting for franchise taxes will require adoption on a retrospective or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other applicable provisions will require adoption on a retrospective, modified retrospective, or prospective basis, as required by this guidance. We do not anticipate that the adoption of this guidance will have a material impact on our financial statements and disclosures.

In March 2020, the FASB issued new accounting rules that provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The company is currently in the process of evaluating the impact of adoption of the new rules on the company’s financial condition, results of operations, cash flows and disclosures.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In fiscal 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.   We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  We then developed strategic priorities to help us capitalize on retail and consumer changes.  The primary objective is to improve margins and profitably grow revenue over time.  These priorities are as follows:

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

We began relocating certain employees during the third quarter of fiscal 2017 as we transitioned to the new structure.  Reorganization costs are recognized in the restructuring and related impairment charges line item on the Condensed Consolidated Statements of Income (Loss).

On July 17, 2017, the company commenced a voluntary employee separation incentive plan (the “VSIP”).  The VSIP was implemented as part of our effort to restructure and streamline operations and better position the company for profitable growth.  The VSIP election period closed on September 25, 2017 and resulted in approximately 325 employees accepting the offer.  The separations began on September 7, 2017, and were substantially complete by the end of fiscal 2017.  The final payments under the VSIP were paid in the first quarter of fiscal 2020. These charges consisted primarily of employee severance and benefits-related costs and were recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income (Loss).

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial is expected to be completed by our fiscal 2021.

The company recognized impairment charges related to manufacturing line closures of $0.5 million during the first quarter of fiscal 2019 and these costs are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income (Loss) as referenced in the table below.

Capitalize on product adjacencies.  This initiative focuses on growing market share in underdeveloped markets.  Adjacencies are geographic and/or product categories that are expected to leverage our competitive advantages.  This can be achieved either organically with our high-potential brands or through strategic acquisitions.

The tables below present the components of costs associated with Project Centennial and the consulting and third-party implementation costs related to the project for the sixteen weeks ended April 18, 2020 and April 20, 2019 (amounts in thousands):

For the Sixteen Weeks Ended
April 18, 2020
Restructuring and related impairment charges:
Reorganization costs	$—
Impairment of assets	—
Employee termination benefits	—
Restructuring and related impairment charges (1)	—
Project Centennial implementation costs (2)	3,392
Total Project Centennial restructuring and implementation costs	$3,392

For the Sixteen Weeks Ended
April 20, 2019
Restructuring and related impairment charges:
Reorganization costs	$211
Impairment of assets	530
Employee termination benefits	(23)
Total Project Centennial restructuring costs (1)	$718

(1)	Presented on our Condensed Consolidated Statements of Income (Loss).
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income (Loss).

The tables below present the components of, and changes in, our restructuring accruals for the sixteen weeks ended April 18, 2020 and April 20, 2019 (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 28, 2019	$174	$1,450	$—	$1,624
Charges	—	—	—	—
Cash payments	(174)	(851)	—	(1,025)
Liability balance (3) at April 18, 2020	$—	$599	$—	$599

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 29, 2018	$174	$227	$—	$401
Charges	—	(23)	211	188
Cash payments	—	(204)	(211)	(415)
Liability balance (3) at April 20, 2019	$174	$—	$—	$174

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The company recognized $2.5 million and $1.3 million in reassessments and modifications during the first quarters of fiscal 2020 and 2019, respectively.  An additional $0.1 million impairment charge was recognized during the first quarter of fiscal 2020.  There were no impairments during the first quarter of fiscal 2019.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 18, 2020 and April 20, 2019 were as follows (in thousands):

	For the Sixteen Weeks Ended	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Lease cost:
Amortization of right-of-use assets	$2,303	$2,058
Interest on lease liabilities	286	313
Operating lease cost	22,129	21,364
Short-term lease cost	596	814
Variable lease cost	7,812	7,905
Total lease cost	$33,126	$32,454

	For the Sixteen Weeks Ended	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$286	$313
Operating cash flows from operating leases	$23,299	$22,237
Financing cash flows from financing leases	$2,180	$1,872
Right-of-use assets obtained in exchange for new financing lease liabilities	$40	$7,141
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,522	$6,666

Weighted-average remaining lease term (years):
Financing leases	3.3
Operating leases	9.7
Weighted-average IBR (percentage):
Financing leases	3.6
Operating leases	4.2

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 18, 2020 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2020	$51,365	$6,679
2021	60,829	6,781
2022	49,957	5,476
2023	44,780	6,505
2024	37,283	1,501
2025 and thereafter	211,563	715
Total minimum lease payments	455,777	27,657
Less: amount of lease payments representing interest	(86,265)	(1,800)
Present value of future minimum lease payments	369,512	25,857
Less: current obligations under leases	(53,030)	(7,789)
Long-term lease obligations	$316,482	$18,068

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net (loss) income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 18, 2020 and April 20, 2019, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 18, 2020	April 20, 2019	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(44)	$(44)	Interest expense
Commodity contracts	(503)	2,957	Cost of sales, Note 3
Total before tax	(547)	2,913	Total before tax
Tax benefit (expense)	136	(735)	Income tax expense (benefit)
Total net of tax	(411)	2,178	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(74)	(106)	Note 1
Settlement loss and curtailment loss	(116,207)	—	Note 1
Actuarial losses	(1,275)	(2,099)	Note 1
Total before tax	(117,556)	(2,205)	Total before tax
Tax benefit	29,683	557	Income tax expense (benefit)
Total net of tax	(87,873)	(1,648)	Net of tax
Total reclassifications	$(88,284)	$530	Net of tax

Note 1:

These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits expense line item on the Condensed Consolidated Statements of Income (Loss).  See Note 17, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net (loss) income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 18, 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive income (loss) before reclassifications	(3,849)	15,693	11,844
Reclassified to earnings from AOCI	411	87,873	88,284
AOCI at April 18, 2020	$(1,780)	$(4,112)	$(5,892)

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

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net (loss) income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the net of tax amount reclassified from AOCI for our commodity contracts (amounts in thousands and positive value indicates credits to determine net income):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Gross (loss) gain reclassified from AOCI into net income	$(503)	$2,957
Tax expense (benefit)	126	(747)
Net of tax	$(377)	$2,210

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 18, 2020 and December 28, 2019, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 18, 2020	December 28, 2019
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	613,565	623,107
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,285,909	$1,295,451

As of April 18, 2020 and December 28, 2019, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 18, 2020			December 28, 2019
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,193	$59,809	$417,384	$477,193	$55,746	$421,447
Customer relationships	318,021	123,206	194,815	318,021	117,836	200,185
Non-compete agreements	5,154	4,978	176	5,154	4,954	200
Distributor relationships	4,123	2,933	1,190	4,123	2,848	1,275
Total	$804,491	$190,926	$613,565	$804,491	$181,384	$623,107

Aggregate amortization expense for the sixteen weeks ended April 18, 2020 and April 20, 2019 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 18, 2020	$9,542
For the sixteen weeks ended April 20, 2019	$9,023

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2020	$21,250
2021	$30,148
2022	$29,599
2023	$28,718
2024	$28,022

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 18, 2020 and December 28, 2019. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,160 IDPs’ distribution rights as of April 18, 2020 and 4,200 as of December 28, 2019, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 18, 2020	$8,325
For the sixteen weeks ended April 20, 2019	$8,647

At April 18, 2020 and December 28, 2019, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 18, 2020	December 28, 2019
Distributor notes receivable	$221,144	$226,348
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	28,018	27,709
Long-term portion of distributor notes receivable	$193,126	$198,639

At April 18, 2020 and December 28, 2019, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 18, 2020 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$396,298	$414,436	2
2022 notes	$399,054	$413,692	2

For fair value disclosure information about our derivative assets and liabilities see Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

As of April 18, 2020, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,942	$—	$—	$1,942
Other long-term	704	—	—	704
Total	2,646	—	—	2,646

Liabilities:
Other current	(3,634)	—	—	(3,634)
Other long-term	(1,222)	—	—	(1,222)
Total	(4,856)	—	—	(4,856)
Net Fair Value	$(2,210)	$—	$—	$(2,210)

As of December 28, 2019, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$3,191	$—	$—	$3,191
Other long-term	589	—	—	589
Total	3,780	—	—	3,780

Liabilities:
Other current	(814)	—	—	(814)
Other long-term	(792)	—	—	(792)
Total	(1,606)	—	—	(1,606)
Net Fair Value	$2,174	$—	$—	$2,174

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into fiscal 2022. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 18, 2020 and December 28, 2019, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 18, 2020		December 28, 2019		April 18, 2020		December 28, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,942	Other current assets	$3,191	Other accrued liabilities	$3,634	Other accrued liabilities	$814
Commodity contracts	Other assets	704	Other assets	589	Other long-term liabilities	1,222	Other long-term liabilities	792
Total		$2,646		$3,780		$4,856		$1,606

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 18, 2020	April 20, 2019	into Income (Effective Portion)(2)	April 18, 2020	April 20, 2019
Interest rate contracts	$—	$—	Interest expense	$(33)	$(33)
Commodity contracts	(3,849)	(9,593)	Production costs(3)	(378)	2,211
Total	$(3,849)	$(9,593)		$(411)	$2,178

1.	Amounts in parentheses indicate debits to determine net income.

2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively, related to the company’s commodity risk hedges.

At April 18, 2020, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(278)	$155	$(123)
Expiring in 2020	(1,620)	—	(1,620)
Expiring in 2021	169	—	169
Expiring in 2022	(206)	—	(206)
Total	$(1,935)	$155	$(1,780)

Derivative Transactions Notional Amounts

As of April 18, 2020, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$140,617
Soybean oil contracts	18,966
Natural gas contracts	11,030
Corn contracts	12,569
Total	$183,182

The company’s derivative instruments contain no credit-risk related contingent features at April 18, 2020.  As of April 18, 2020 and December 28, 2019, the company had $13.4 million and $7.0 million, respectively, in other current assets representing collateral for hedged positions.  At April 18, 2020 and December 28, 2019, the company had $0.4 million and $1.2 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

9. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 18, 2020	December 28, 2019
Prepaid assets	$16,339	$15,380
Recovery from legal settlement in principle	—	22,300
Fair value of derivative instruments	1,942	3,191
Collateral to counterparties for derivative positions	13,432	7,012
Income taxes receivable	602	13,924
Other	1,780	946
Total	$34,095	$62,753

The recovery from legal settlement in principle represents funds in the amount of $22.3 million that were paid by the company’s insurance provider to the plaintiffs at final settlement of two lawsuits during the sixteen weeks ended April 18, 2020.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	April 18, 2020	December 28, 2019
Unamortized financing fees	$952	$1,084
Investments	2,972	3,496
Fair value of derivative instruments	704	589
Deposits	2,158	1,998
Unamortized cloud computing arrangement costs	838	929
Other	132	140
Total	$7,756	$8,236

10.  OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 18, 2020	December 28, 2019
Employee compensation	$22,787	$21,966
VSIP liabilities	—	174
Employee vacation	18,063	23,660
Employee bonus	19,521	19,476
Fair value of derivative instruments	3,634	814
Self-insurance reserves	31,243	30,294
Bank overdraft	10,237	13,767
Accrued interest	1,867	7,881
Accrued utilities	5,596	5,005
Accrued income taxes	13,882	—
Accrued other taxes	11,256	6,870
Accrued advertising	2,494	4,637
Accrued legal settlements	32,334	51,450
Accrued legal costs	3,690	1,705
Contingent acquisition consideration	—	5,000
Accrued short-term deferred income	5,170	5,337
Collateral from counterparties for derivative positions	428	1,188
Other	1,728	1,816
Total	$183,930	$201,040

See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

Other long-term liabilities consist of (amounts in thousands):

	April 18, 2020	December 28, 2019
Deferred income	$22,941	$24,840
Deferred compensation	16,553	15,558
Fair value of derivative instruments	1,222	792
Other deferred credits	1,470	1,609
Other	1,477	1,382
Total	$43,663	$44,181

11. ASSETS HELD FOR SALE

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of fiscal 2020, two closed bakeries have been reclassified as held for sale. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 18, 2020 and December 28, 2019, respectively (amounts in thousands):

	April 18, 2020	December 28, 2019
Distributor territories	$3,988	$3,016
Property, plant and equipment	8,341	1,392
Total assets held for sale	$12,329	$4,408

12. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at April 18, 2020 and December 28, 2019, respectively (amounts in thousands):

	April 18, 2020	December 28, 2019
Unsecured credit facility	$225,000	$41,750
2026 notes	396,298	396,122
2022 notes	399,054	398,906
Accounts receivable securitization facility	49,000	26,000
Other notes payable	1,245	3,730
	1,070,597	866,508
Less current maturities of long-term debt	(1,245)	(3,730)
Total long-term debt	$1,069,352	$862,778

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 18, 2020 and December 28, 2019 which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

2026 Notes, Accounts Receivable Securitization Facility, 2022 Notes, and Credit Facility

2026 Notes. On September 28, 2016, the company issued $400.0 million of senior notes. The company pays semiannual interest on the 2026 notes on each April 1 and October 1 and the 2026 notes will mature on October 1, 2026. The notes bear interest at 3.500% per annum. The 2026 notes are subject to interest rate adjustments if either Moody’s or S&P downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the 2026 notes.  On any date prior to July 1, 2026, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2026 notes to be redeemed that would be due if such notes matured July 1, 2026 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-

annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 30 basis points, plus in each case accrued and unpaid interest. At any time on or after July 1, 2026, the company may redeem some or all of the 2026 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole.  The 2026 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2026 notes is $400.0 million.  There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 18, 2020, and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 18, 2020 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the sixteen weeks ended April 18, 2020:

Amount (thousands)
Balance at December 28, 2019	$26,000
Borrowings	102,500
Payments	(79,500)
Balance at April 18, 2020	$49,000

The table below presents the net amount available for working capital and general corporate purposes under the facility as of April 18, 2020:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(49,000)
Available for withdrawal	$151,000

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the facility during the  sixteen weeks ended April 18, 2020:

Amount (thousands)
High balance	$79,000
Low balance	$19,000

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on April 18, 2020 and $0.2 million on December 28, 2019, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of April 18, 2020 and December 28, 2019, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of April 18, 2020 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.8 million and $0.9 million on April 18, 2020 and December 28, 2019, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 18, 2020.

Amount (thousands)
Balance at December 28, 2019	$41,750
Borrowings	272,600
Payments	(89,350)
Balance at April 18, 2020	$225,000

The table below presents the net amount available under the credit facility as of April 18, 2020:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(225,000)
Letters of credit	(8,400)
Available for withdrawal	$266,600

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 18, 2020:

Amount (thousands)
High balance	$235,000
Low balance	$6,400

Aggregate maturities of debt outstanding as of April 18, 2020 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2020	$1,250
2021	49,000
2022	625,000
2023	—
2024	—
2025 and thereafter	400,000
Total	$1,075,250

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 18, 2020 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$3,702	$396,298
2022 notes	400,000	946	399,054
Other notes payable	1,250	5	1,245
Total	$801,250	$4,653	$796,597

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

13. VARIABLE INTEREST ENTITIES

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of April 18, 2020 and December 28, 2019, there was $181.6 million and $183.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

14. COMMITMENTS AND CONTINGENCIES

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

At this time, the company is defending 20 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Fifteen of these lawsuits seek class and/or collective action treatment. The remaining five cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in nine of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $8.3 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income (Loss) during the fourth quarter of fiscal 2019.

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $7.6 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income (Loss) during the fourth quarter of fiscal 2019.

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

On January 31, 2020, the parties reached an agreement in principal to settle this matter and the Boulange matter (see below) for a payment of $13.25 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income (Loss) during the fourth quarter of fiscal 2019.

Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:16-cv-02581	U.S. District Court Eastern District of Pennsylvania	3/25/2016	This matter has been consolidated with the Carr litigation described immediately above.
Medrano v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016
Caddick et al. v. Tasty Baking Co.	2:19-cv-02106	U.S. District Court Eastern District of Pennsylvania	5/15/2019

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

Since the beginning of fiscal 2019, the company has settled, and the appropriate court has approved, the following collective lawsuit filed by distributors alleging that such distributors were misclassified as independent contractors:

Case Name	Case No.	Venue	Date Filed	Comments
Green et al. v. Flowers Foods, Inc. et al.	1:19-cv-01021	U.S. District Court Western District of Tennessee	2/1/2019	*

*

On September 7, 2018, the company negotiated a global settlement to resolve 12 pending collective action lawsuits against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consisted of approximately 900 members.  The settlement also contained certain non-economic terms intended to strengthen and enhance the independent contractor model, which remains in place.  On February 1, 2019, plaintiffs' counsel filed a consolidated complaint with the U.S. District Court for the Western District of Tennessee to obtain judicial approval of the parties' global settlement.  The court approved the global settlement on February 27, 2019.  Thereafter, the parties moved to dismiss the 12 settled lawsuits with prejudice. This settlement was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income (Loss) during the third quarter of fiscal 2018.  A total of $4.2 million was paid in March 2019, and a second payment of $3.5 million was made in June 2019.  The remainder of the settlement funds ($1.3 million) reverted to Flowers during the second quarter of fiscal 2019 per the terms of the settlement, and was recorded as a reduction of selling, distribution and administrative expense in our Condensed Consolidated Statements of Income (Loss).

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws and allowed others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court scheduled a hearing on the class certification motion for February 28, 2019.  On May 10, 2019, the parties filed a notice of settlement informing the court that a settlement in principle of the case had been reached.  On July 12, 2019, lead plaintiff and Plaintiff Chris B. Hendley filed an unopposed motion for (1) preliminary approval of the class action settlement; (2) certification of the settlement class; and (3) approval of notice to the settlement class.  Also, on July 12, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which (along with its exhibits) sets forth in detail the settlement terms, which include releases of the claims asserted against the defendants.  On December 11, 2019, the Court approved the settlement described in the Stipulation.  The settlement required payment of $21.0 million, which amount the company’s insurer deposited in the escrow account described in the Stipulation.  This amount was recorded on the company’s Condensed Consolidated Balance Sheet as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income (Loss) because the expense for the settlement in principle was offset by the expected recovery from the insurer.  At the satisfaction of all requirements under the Stipulation in January 2020 the ‘Recovery from legal settlement in principle’ and ‘Accrued legal settlement’ amounts (both recorded on the Condensed Consolidated Balance Sheets) were de-recognized on the company’s Condensed Consolidated Balance Sheet as of April 18, 2020.

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

On September 26, 2019, the parties to the consolidated federal derivative action filed a Notice of Settlement in Principle and Joint Status Report.  On September 30, 2019, the court entered an order staying all deadlines and proceedings, except those that are settlement-related, and ordered the parties to file the settlement documents no later than October 28, 2019.  On October 28, 2019, the parties executed a stipulation of settlement, which the plaintiffs filed with the court along with a motion for preliminary approval of the settlement.  The settlement terms include certain governance reforms, releases of the claims asserted against the defendants, and the payment by the company’s insurer of $1.3 million in attorneys’ fees, expenses, and service awards (the “Fee Award”) to the plaintiffs’ counsel.  On February 26, 2020, the court granted judgment approving the consolidated federal derivative action settlement and Fee Award.  The judgment became final on March 27, 2020.  Pursuant to the stipulation of settlement, once the judgment dismissing the consolidated federal derivative action became final, the plaintiffs in the consolidated state derivative action voluntarily dismissed that action with prejudice on April 2, 2020.  The Fee Award was recorded on the company’s Condensed Consolidated Balance Sheet as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income (Loss) because the expense for the settlement in principle was offset by the expected recovery from the insurer. At the satisfaction of all requirements under the Fee Award in early April 2020, the ‘Recovery from legal settlement in principle’ and ‘Accrued legal settlement’ amounts (both recorded on the Condensed Consolidated Balance Sheets) were de-recognized on the company’s Condensed Consolidated Balance Sheet as of April 18, 2020.

See Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the company’s commitments.

15. EARNINGS PER SHARE

The following is a reconciliation of net (loss) income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Net (loss) income	$(5,772)	$65,866
Basic (Loss) Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,754	211,388
Basic (loss) earnings per common share	$(0.03)	$0.31
Diluted (Loss) Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,754	211,388
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	—	496
Diluted weighted average shares outstanding for common stock	211,754	211,884
Diluted (loss) earnings per common share	$(0.03)	$0.31

There were 324,240 and 438,630 anti-dilutive shares during the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  Information on grants to employees during fiscal 2020 is discussed below.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  The 2017 award, which vested in fiscal 2019, vested at 153% of target.  No awards vested during the first quarter of fiscal 2020.

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$21.58
5/23/2019	11	3/1/2022	$27.23
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$25.00

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2017 award, which vested in fiscal 2019, actual attainment was 75% of ROI Target.  No awards vested during the first quarter of fiscal 2020.

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$18.29
5/23/2019	11	3/1/2022	$23.08
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$21.74

Performance-Contingent Restricted Stock Summary

The table below presents the TSR modifier share adjustment, ROIC modifier share adjustment, accumulated dividends on vested shares, and the tax benefit/(expense) at vesting of the performance-contingent restricted stock awards (amounts in thousands, except share data).

Award Granted	Fiscal Year Vested	TSR Modifier Increase Shares	ROIC Modifier Decrease Shares	Dividends at Vesting (thousands)	Tax Benefit	Fair Value at Vesting
2017	2019	205,686	(97,131)	$1,219	$936	$18,570

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 18, 2020 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 28, 2019	662	$20.17
Initial grant at target	662	$23.37
Vested	—	$—
Forfeited	(54)	$20.82
Nonvested shares at April 18, 2020	1,270	$21.81

As of April 18, 2020, there was $21.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.52 years. The total intrinsic value of shares vested during the sixteen weeks ended April 20, 2019 was $18.6 million.  There were no shares that vested during the sixteen weeks ended April 18, 2020.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	244	Equally over 3 years	$18.29
5/23/2019	43	5/23/2023	$23.08
12/29/2019	219	Equally over 3 years	$21.74

The TBRSU Shares activity for the sixteen weeks ended April 18, 2020 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 28, 2019	270	$19.06
Vested	(74)	$18.29
Granted	219	$21.74
Forfeitures	(15)	$20.22
Nonvested shares at April 18, 2020	400	$20.63	2.44	$7,144

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting (thousands)	Tax Benefit	Fair Value at Vesting
2019	2020	$55	$57	$1,831

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During the first quarter of fiscal 2020, non-employee directors elected to receive an aggregate of 2,299 common shares for board retainer deferrals pursuant to the Omnibus Plan.  A total of 4,660 common shares that were previously vested and deferred were issued for board retainer deferrals.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period. During fiscal 2019, non-employee directors received an aggregate of 46,240 shares for their annual grant pursuant to the Omnibus Plan.  During the first quarter of fiscal 2020, non-employee directors received 6,934 shares of previously deferred annual grant awards.

The deferred stock activity for the sixteen weeks ended April 18, 2020 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 28, 2019	49	$22.31
Vested	(2)	$18.47
Granted	2	$21.74
Nonvested shares at April 18, 2020	49	$22.49	0.25	$149

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Performance-contingent restricted stock awards	$2,614	$2,356
TBRSU Shares	947	448
Deferred and restricted stock	333	375
Total stock-based compensation	$3,894	$3,179

17. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 18, 2020 compared to accounts at December 28, 2019 (amounts in thousands):

	April 18, 2020	December 28, 2019
Current liability	$926	$29,380
Noncurrent liability	$14,344	$14,328
Accumulated other comprehensive loss, net of tax	$4,112	$107,678

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the third quarter of fiscal 2019, the company offered Plan No. 1 participants the option to receive an annuity purchased from an insurance carrier or a lump sum cash payment.  During the first quarter of fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases.  This was made up of a $1.4 million cash contribution and an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million which has been fully reserved for and is expected to be unwound, at which time it will be converted to a contribution, by the end of the third quarter of fiscal 2020.  Additionally, the company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying plan benefits on May 1, 2020.  The company recognized $116.2 million of non-cash pension termination charges, made up of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, in our Condensed Consolidated Statements of Income (Loss) during the first quarter of fiscal 2020. The company recognizes settlement accounting charges in years when lump sums paid during that year exceed the sum of the plan’s service and interest costs.  Settlement accounting accelerates recognition of a plan’s unrecognized net gain or loss.  There were no settlement charges recorded during the first quarter of fiscal 2019.

The company continues to sponsor two remaining pension plans, the Flowers Foods, Inc. Retirement Plan No. 2 (“Plan No. 2), and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”).  The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2019 for the defined benefit and postretirement benefit plans described below.

The company contributed $1.4 million during our first quarter of fiscal 2020 to Plan No. 1 in connection with the termination of Plan No. 1, as described above.  There were no contributions made by the company to any plan during the first quarter of fiscal 2019. We expect to contribute $2.5 million during the third quarter of fiscal 2020 to Plan No. 2.

Additionally, in March 2020, the company provided a short-term, interest-free loan to Plan No. 1 of $5.0 million.  The loan has been fully reserved for and is expected to be unwound, at which time it will be converted to a contribution, by the end of the third quarter of fiscal 2020.  There was no net impact to either the Condensed Consolidated Balance Sheet or Condensed Consolidated Statements of Income (Loss) on April 18, 2020 as a result of the interest-free loan.  This loan provides Plan No. 1 with incremental liquidity to pay ongoing benefits and administrative costs. The entire principal amount of this loan is due by December 31, 2020. The loan is unsecured, and the company has no recourse against Plan No. 1 to demand prepayment.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Service cost	$265	$216
Interest cost	1,423	3,671
Expected return on plan assets	(2,689)	(5,276)
Settlement and curtailment loss	116,207	—
Amortization of prior service cost	75	119
Amortization of net loss	1,367	2,184
Total net periodic pension cost	$116,648	$914

The components of net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefits expense line item on our Condensed Consolidated Statements of Income (Loss).

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Service cost	$87	$87
Interest cost	60	91
Amortization of prior service credit	(1)	(13)
Amortization of net gain	(92)	(85)
Total net periodic postretirement cost	$54	$80

The components of net periodic postretirement benefits cost other than the service cost are included in the other components of net periodic pension and postretirement benefits expense line item on our Condensed Consolidated Statements of Income (Loss).

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. During sixteen weeks ended April 18, 2020 and April 20, 2019 the total cost and employer contributions were $8.6 million and $8.5 million, respectively.

18. INCOME TAXES

The effective tax rate for the sixteen weeks ended April 18, 2020 was 25.9% compared to 23.5% for the sixteen weeks ended April 20, 2019.  Discrete tax benefits in the current quarter resulted in an increase to the effective tax rate due to negative earnings before tax.  Discrete tax benefits in the first quarter of the prior year reduced the effective tax rate on positive earnings before tax.  During the sixteen weeks ended April 18, 2020, the primary differences in the effective rate and the statutory rate were state income taxes and windfall tax benefits on stock-based compensation.

During the sixteen weeks ended April 18, 2020, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of April 18, 2020, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 18, 2020, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 18, 2020 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

•

COVID-19 – On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic shift in consumer buying patterns as a result of the recent COVID-19 pandemic, we have experienced significant demand for our retail products resulting in significant sales increases and substantial growth in income from operations for the first quarter of fiscal 2020 compared to the prior year quarter.  For additional details on the impact of the COVID-19 pandemic to our business operations and results of operations for the first quarter of fiscal 2020, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

•

Conversion of our Lynchburg, Virginia bakery to organic production — During the first quarter of fiscal 2020, we began the conversion our Lynchburg, Virginia bakery to an all-organic production facility.  Upon completion, the converted facility is expected to increase production capacity of our Dave’s Killer Bread (“DKB”) products, allowing the company to better serve east coast markets with fresher product and reduce distribution costs.  We incurred start-up costs related to the conversion of approximately $1.7 million, which is included in materials, supplies, labor and other production costs in our Condensed Consolidated Statements of Income (Loss) for the sixteen weeks ended April 18, 2020.  We anticipate incurring additional start-up costs of approximately $3.0 million to $3.5 million and expect the bakery will resume production in the third quarter of fiscal 2020.

•

Canyon acquisition — On December 14, 2018, we completed the acquisition of Canyon, a leading gluten-free bread baker.  Prior to the acquisition, Canyon’s products were distributed frozen through natural, specialty, grocery, and mass retailers around the country and we expect to continue this distribution model in the future.  In addition to frozen distribution, we began distributing Canyon branded products fresh via our direct-store-delivery (“DSD") distribution system during the first quarter of fiscal 2019. A contingent consideration payment of $5.0 million was paid during the first quarter of fiscal 2020 to the sellers based on the achievement of certain sales objectives by the Canyon business in fiscal 2019.

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 18, 2020	April 20, 2019	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$3,392	$—	Note 3
Restructuring and related impairment charges	—	718	Note 3
Recovery on inferior ingredients	—	(413)	Note 1
Canyon acquisition costs	—	22
Legal settlements	3,220	150	Note 14
Executive retirement agreement	—	1,331
Pension plan settlement and curtailment loss	116,207	—	Note 17
Other pension plan termination costs	133	—
	$122,952	$1,808

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of this multi-year project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project during the sixteen weeks ended April 18, 2020 were $3.4 million and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss). We currently expect these costs to be approximately $2.0 million to $3.0 million for the remainder of fiscal 2020. There were no consulting costs associated with the project during the sixteen weeks ended April 20, 2019.

•	Restructuring and related impairment charges – The following table details restructuring charges recorded during the sixteen weeks ended April 18, 2020 and April 20, 2019 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Employee termination benefits and other cash charges	$—	$188
Property, plant and equipment impairments	—	530
Total restructuring and related impairment charges	$—	$718

During the first quarter of fiscal 2019, we recorded restructuring charges for asset impairments related to manufacturing line closures and employee relocation costs.  We did not incur any restructuring charges during the first quarter of fiscal 2020.  We continue to explore additional opportunities to streamline our core operations, but as of April 18, 2020 we are unable to estimate the expected costs to be incurred for this initiative.

•

Recovery on inferior ingredients – Beginning in the second quarter of fiscal 2018 and continuing through the fourth quarter of fiscal 2019, we recognized identifiable and measurable costs associated with receiving inferior ingredients.  During the sixteen weeks ended April 20, 2019, we recognized $1.3 million of costs and received a reimbursement of previously incurred costs in the amount of $1.7 million for a net recovery of $0.4 million.  No losses or recoveries of inferior ingredients were incurred or received during the sixteen weeks ended April 18, 2020. We continue to seek recovery of all losses through appropriate means.

•

Legal settlements – During the sixteen weeks ended April 18, 2020 and April 20, 2019, we reached agreements to settle distributor-related litigation, including plaintiffs’ attorney fees, in the aggregate amount of $3.2 million and $0.15 million, respectively.  These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss). The settlements recorded in the current quarter were paid early in the second quarter of fiscal 2020.

•

Executive retirement agreement – On February 15, 2019, Allen Shiver, president and chief executive officer of the company and a member of the Board of Directors, notified the company he would be retiring from these positions effective May 23, 2019.  In connection with Mr. Shiver’s retirement, the company and Mr. Shiver entered into a retirement agreement and general release, and as part of the agreement, Mr. Shiver was paid $1.3 million upon his retirement, which was expensed in the first quarter of fiscal 2019 in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

•

Pension plan termination – On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the third quarter of fiscal 2019, the company offered Plan No. 1 participants the option to receive an annuity purchased from an insurance carrier or a lump sum cash payment.  During the first quarter of fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases.  Of this amount, $1.4 million was a cash contribution and $5.0 million is a loan to Plan No. 1 which has been fully reserved for and is expected to be unwound by the end of the third quarter of fiscal 2020.  Additionally, the company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company in order to purchase a group annuity contract which began paying pension plan benefits May 1, 2020.  The company recognized $116.2 million of non-cash pension termination charges, comprised of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, and an additional $0.1 million of cash charges for other pension termination costs in our Condensed Consolidated Statements of Income (Loss) during the first quarter of fiscal 2020.  As of March 20, 2020, Plan No. 1 has been terminated and reflects no unfunded liability.  No settlement charges were recorded in the first quarter of fiscal 2019.

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the U.S. We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  We are focused on opportunities for growth within the baked foods category and seek to have our products available wherever bakery foods are consumed or sold — whether in homes, restaurants, fast food outlets, institutions, supermarkets, convenience stores, or vending machines.  We manage our business as one operating segment.

Highlights

•	Major brands include Nature’s Own, DKB, Wonder, Canyon Bakehouse, Mrs. Freshley’s, and Tastykake.
•

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source:  IRI Total US MultiOutlet+C-Store L52 Weeks Ending 4/19/20)

•	Retail sales comprised 80.2% of total first quarter fiscal 2020 sales and non-retail and other sales comprised 19.8%.
•	We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

We utilize a DSD distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributors to retail and foodservice customers with access to over 85% of the U.S. population.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19 on Our Business

The recent COVID-19 pandemic has significantly impacted our business operations and results of operations for the first quarter of fiscal 2020, as further described under “Results of Operations” and “Liquidity and Capital Resources” below.  The resulting drastic changes in consumer buying patterns led to an overwhelming increase in demand for our retail products and substantial growth in income from operations. Sales through our non-retail category, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing, declined significantly due to the pandemic, particularly beginning in March 2020.  The volume losses in the non-retail category were more than offset by the volume gains in the branded retail category during the quarter. We estimate the financial impact of the COVID-19 pandemic on our first quarter fiscal 2020 results of operations to be as follows:

•	Contributed approximately 6.5% to 7.5% to the overall sales increase of 6.8% for the first quarter fiscal 2020.
•	Positively impacted first quarter fiscal 2020 net loss per diluted share of $0.03 by approximately $0.09 to $0.10.

Additionally, in recognition and support of our frontline workers, we paid $6.2 million in one-time bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers during the first quarter of fiscal 2020.  These appreciation bonuses are in addition to the company’s annual bonus program, in which all Flowers employees participate.  In compliance with newly issued governmental rules and regulations, we have also implemented emergency COVID-19 leave and short-term disability policies for all employees.  On April 14, 2020, we temporarily ceased production at our Tucker, Georgia bakery due to an increase in the number of confirmed COVID-19 cases at the bakery and an increase in workers self-quarantining.  The bakery primarily produces frozen, non-retail specialty and foodservice bread and bun items.  Furloughed production workers continued to be compensated during the shut-down and production resumed at the bakery on April 27, 2020.  The total costs for the shutdown were $0.5 million, of which $0.3 million is recorded during the first quarter of fiscal 2020 and another $0.2 million will be recorded during the second quarter of fiscal 2020.  While the other bakeries were able to assist with meeting production needs, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be impacted by decreases in foodservice and other non-retail outlets sales.  Foodservice sales are likely to remain under pressure until the restaurant industry returns to more normal operations.  The timing and speed of the foodservice industry recovery could significantly impact our future results.  We are actively monitoring the collectability of our trade accounts receivables, including our foodservice customers in particular, and recorded additional bad debt allowances of $2.7 million in the first quarter of fiscal 2020.  Future losses may be realized if more customers are forced into financial distress or bankruptcy and cannot pay us or their other suppliers on a timely basis or at all.

We have been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these recent challenges presented by the COVID-19 global pandemic through the implementation of additional procedures at each of our locations to comply with U.S. Centers for Disease Control and Prevention (CDC) suggestions.  This includes, but is not limited to, monitoring the symptoms of employees as shifts start, using personal protective equipment, maintaining (where possible) six feet of distancing, and other considerations.  Certain non-production employees have also been working remotely to mitigate contact between personnel.  A non-essential travel and visitors ban was also implemented as a way to reduce potential exposure. We are considering the options available to us under the Families First Coronavirus Response Act (“FFCRA Act”) and Coronavirus Aid, Relief, and Economic Security Act (“CARES ACT”) and, as of the beginning of the second quarter of fiscal 2020, have begun taking advantage of deferrals of certain tax payments in accordance with the CARES Act. In addition, we continue to evaluate the impact of certain tax credits that are available under the FFCRA Act.  Although we anticipate both sales and income from operations to normalize over time, we cannot currently estimate when this will occur.  The evolving COVID-19 pandemic could continue to impact our results of operations and liquidity; the operations of our suppliers, vendors, and customers; and our employees as a result of quarantines, facility closures, and travel and logistics restrictions.  See “The extent to which the outbreak of the novel strain of coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 6.8% for the sixteen weeks ended April 18, 2020 compared to the same period in the prior year primarily due to a significant rise in demand for our retail products due to the COVID-19 pandemic causing a positive shift in mix to branded retail products. Non-retail sales declined significantly due to considerable volume decreases caused by the pandemic, but these volume declines were more than offset by the significant volume increases for our branded retail products discussed above.

Income from operations for the sixteen weeks ended April 18, 2020 increased $21.3 million, or 23.5%, to $111.9 million as compared to the same period in the prior year. The increase was primarily due to significant sales increases caused by the COVID-19 pandemic.  Most of the sales increase was attributable to positive price/mix. Start-up costs incurred in the current quarter for the conversion of the Lynchburg, Virginia bakery to an organic production facility combined with increased workforce-related costs, including appreciation bonuses paid to frontline workers, bad debt expense, legal settlements and consulting costs partially offset the overall increase to income from operations.

For the sixteen weeks ended April 18, 2020, we recorded a net loss of $5.8 million compared to net income of $65.9 million in the prior year quarter, a decrease of $71.6 million.  The current quarter net loss resulted from recognizing non-cash pension plan termination costs of $116.2 million in connection with the termination of Plan No. 1, mostly offset by the significant growth in sales and income from operations as a result of the COVID-19 pandemic.

During the sixteen weeks ended April 18, 2020, we generated net cash flows from operations of $106.2 million and invested $21.7 million in capital expenditures.  Additionally, we paid $40.3 million in dividends to our shareholders and increased our total indebtedness by $203.8 million.  During the current quarter, we made a significant draw on our credit facility. Although we do not have any presently anticipated need for this additional liquidity, we decided to draw this additional amount to ensure future liquidity given the recent significant impact on global financial markets and economies as a result of the COVID-19 outbreak.  During the sixteen weeks ended April 20, 2019, we generated net cash flows from operations of $96.2 million, invested $20.8 million in capital expenditures, paid $39.3 million in dividends to our shareholders and reduced our total indebtedness by $40.5 million.

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

We have completed this initial phase of Project Centennial and are now in the second phase, which is focused on portfolio and supply chain optimization. Our focus is on targeting the optimal portfolio to promote margin accretive growth and tailoring the network and resources required to support and grow that portfolio going forward.

By delivering on these strategic imperatives, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%. The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

Since transitioning to these strategies in fiscal 2017, the company has:

•	Established two business units - Fresh Packaged Bread and Snacking/Specialty - and refined the organizational structure to better align operating functions.
•	Streamlined our brand assortment in key retail categories.
•	Augmented sales growth with new product introductions of Nature’s Own Perfectly Crafted breads, a line of artisan-inspired, thick-sliced bakery breads, and DKB bagels and English muffins.
•	Conducted a foundational consumer research study to inform and accelerate product innovation and engaged a leading consumer-focused advertising agency.
•	Conducted marketing campaigns for Nature’s Own and Wonder to increase brand awareness.
•	Developed a strategic pricing initiative to address inflationary headwinds.
•	Added a high-speed production line to bakeries in Pennsylvania and Georgia and closed inefficient bakeries in Vermont, Alabama, and North Carolina.
•	Added organic production in the Northeast.
•	Implemented working capital policies that improved the cash conversion cycle and generated incremental cash flow.
•	Activated a trade promotion management system to increase promotional effectiveness, enhance price realizations, and improve profitability.
•	Acquired Canyon Bakehouse, LLC (“Canyon”), which is now the leading producer of gluten-free bakery foods in the U.S.
•	Updated its incentive compensation framework to continue recruitment and development of our executive team.
•	Realigned key leadership roles and appointed a chief operating officer (“COO”) to enhance execution and accountability.

•	Hired a chief marketing officer.
•	Hired a corporate development officer to concentrate on strategic options, including targeted merger and acquisition activities.
•	Completed a voluntary employee separation incentive plan (the “VSIP”) as part of its effort to restructure and streamline operations.

In fiscal 2020 and beyond, Flowers’ priorities are to continue proactively pursuing a lower cost operating model, executing against its stronger brand architecture, and evaluating strategic investments to complement its core business.  Specifically, in fiscal 2020, the company is converting its Lynchburg, Virginia facility to organic production to support growing sales of organic products and lower transportation costs. In the second half of fiscal 2020, the company is targeting savings in the range of $10 million to $20 million driven by ongoing optimization initiatives in its procurement, distribution, operations, and administrative functions. Currently, the company does not expect COVID-19 to materially impact the conversion of the Lynchburg bakery or the foregoing optimization initiatives. Benefits from these initiatives are expected to drive sales growth and EBITDA margins to achieve our stated long-term goals discussed above.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 18, 2020	April 20, 2019	April 18, 2020	April 20, 2019	Dollars	%
Sales	$1,349,444	$1,263,895	100.0	100.0	$85,549	6.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	670,873	652,141	49.7	51.6	18,732	2.9
Selling, distribution and administrative expenses	522,035	476,049	38.7	37.7	45,986	9.7
Restructuring and related impairment charges	—	718	—	0.1	(718)	NM
Recovery on inferior ingredients	—	(413)	—	(0.0)	413	NM
Depreciation and amortization	44,663	44,819	3.3	3.5	(156)	(0.3)
Income from operations	111,873	90,581	8.3	7.2	21,292	23.5
Other components of net periodic pension and postretirement benefits expense	143	692	0.0	0.1	(549)	NM
Pension plan settlement and curtailment loss	116,207	—	8.6	—	116,207	NM
Interest expense, net	3,314	3,824	0.2	0.3	(510)	(13.3)
Income tax (benefit) expense	(2,019)	20,199	(0.1)	1.6	(22,218)	(110.0)
Net (loss) income	$(5,772)	$65,866	(0.4)	5.2	$(71,638)	(108.8)
Comprehensive income	$94,356	$55,743	7.0	4.4	$38,613	69.3

NM	Not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 18, 2020 COMPARED TO SIXTEEN WEEKS ENDED APRIL 20, 2019

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 18, 2020	April 20, 2019	April 18, 2020	April 20, 2019	Dollars	%
Branded retail	$891,449	$757,685	66.1	60.0	$133,764	17.7
Store branded retail	190,181	191,062	14.1	15.1	(881)	(0.5)
Non-retail and other	267,814	315,148	19.8	24.9	(47,334)	(15.0)
Total	$1,349,444	$1,263,895	100.0	100.0	$85,549	6.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	6.2
Volume	0.6
Total percentage change in sales	6.8

Sales increases quarter over quarter were primarily due to a significant rise in demand for our branded retail products caused by the COVID-19 pandemic which resulted in a positive shift in mix from non-retail sales to branded retail sales.  A reduction in product returns also contributed to the sales increase.  The volume gains in the branded retail sales category were mostly offset by volume declines in the non-retail and other sales category, most notably, foodservice sales.  The pandemic has disrupted business for most of our non-retail customers.  Most of these customers have had to close or greatly reduce their operations which has negatively impacted our non-retail sales.  We expect these trends to continue while the pandemic is ongoing, although we expect the sales growth to moderate as panic-buying and stock-up shopping patterns have begun to subside.

Branded retail sales increased significantly due to the COVID-19 pandemic as discussed above.  In order to quickly meet heightened customer and consumer demand for traditional branded loaf breads and buns, we streamlined our product offerings and focused production on certain high-demand items.  Additionally, DKB organic loaf breads and breakfast items and Canyon Bakehouse gluten-free products continued to contribute to the overall growth in branded retail sales.  The modest decrease in store branded retail sales resulted from lost store branded breakfast bread business and volume declines for store branded cake, mostly offset by increased sales of gluten-free store branded items produced by Canyon.  As discussed above, significant volume losses drove the decrease in non-retail and other sales with foodservice customers experiencing the greatest declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 18, 2020 % of Sales	April 20, 2019 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	27.1	29.2	(2.1)
Workforce-related costs	15.0	14.9	0.1
Other	7.6	7.5	0.1
Total	49.7	51.6	(1.9)

Costs were considerably lower quarter over quarter as a percent of sales as the COVID-19 pandemic resulted in positive shifts in mix from non-retail products to branded retail products.  Partially offsetting the lower costs were $4.1 million of appreciation bonuses paid to frontline workers and $1.7 million of start-up costs incurred with the ongoing conversion of our Lynchburg, Virginia plant to an organic bakery.  We currently anticipate the conversion to be complete during the third quarter of fiscal 2020.  Ingredient and packaging costs were much lower as percent of sales due to the positive shift in mix and a reduction in product returns, both discussed above, combined with lower prices for organic ingredients, non-organic flour, and eggs, partially offset by higher yeast prices.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 18, 2020 % of Sales	April 20, 2019 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.5	11.2	0.3
Distributor distribution fees	15.5	14.8	0.7
Other	11.7	11.7	—
Total	38.7	37.7	1.0

Workforce-related costs were higher as a percent of sales quarter over quarter due to $2.1 million of appreciation bonuses paid to frontline workers as a result of the COVID-19 pandemic and higher employee incentive costs. Partially offsetting the increase in workforce-related costs, was $1.3 million of expense recorded in the prior year quarter for the executive retirement agreement which is discussed in the “Matters Affecting Comparability” section above. Distributor distribution fees increased considerably as a percent of sales due to the shift in product mix, which resulted in a larger portion of our sales being made through IDPs.  Reduced transportation and travel and entertainment costs were offset by higher consulting costs associated with Project Centennial, higher legal costs, and increased bad debt expense, all of which are included in the Other line item in the table above.  Project Centennial consulting costs were $3.4 million in the current quarter and we currently expect these costs to be approximately $2.0 million to $3.0 million for the remainder of fiscal 2020.  Legal settlements recorded in the current quarter were $3.2 million as compared to $0.15 million in the prior year quarter.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements. In light of the current economic uncertainty for certain of our foodservice customers caused by the ongoing pandemic, we have recorded additional bad debt allowances of $2.7 million in the first quarter of fiscal 2020.

Restructuring and Related Impairment Charges and Recovery on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent quarter over quarter.

Income from Operations

Income from operations increased substantially as a percent of sales for the sixteen weeks ended April 18, 2020 compared to the sixteen weeks ended April 20, 2019 largely due to significant sales increases caused by the COVID-19 pandemic.  Most of the sales increase was attributable to positive price/mix. Start-up costs incurred in the current quarter for the conversion of the Lynchburg, Virginia bakery to an organic production facility, combined with increased workforce-related costs, including appreciation bonuses paid to frontline workers, and bad debt expense, legal settlements and consulting costs partially offset the overall increase to income from operations.

Pension Plan Settlement and Curtailment Loss

We recognized $116.2 million of non-cash pension plan termination charges in the first quarter of fiscal 2020 comprised of a settlement charge of $111.9 million and a curtailment loss of $4.3 million as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense for the current quarter was relatively consistent with the prior year quarter as a percent of sales.

Income Tax (Benefit) Expense

The effective tax rate for the sixteen weeks ended April 18, 2020 was 25.9% compared to 23.5% in the prior year quarter.  The increase in the rate quarter over quarter was primarily due to the relative impact of windfalls related to the vesting of employee stock compensation awards.  Discrete tax benefits in the current quarter resulted in an increase to the tax rate due to negative earnings before tax.  Conversely, higher discrete tax benefits in the prior year quarter reduced the effective tax rate on earnings before income tax.  The primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation. The CARES ACT did not have a material impact on the effective tax rate for the first quarter of fiscal 2020 and there is no anticipated material impact on the effective tax rate in future periods.  As discussed above, the company is deferring certain tax payments to future periods under the CARES Act.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from recognizing the pension settlement and curtailment loss in earnings in conjunction with the pension plan termination, net of the decrease in net earnings.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths.  The COVID-19 pandemic may continue to significantly impact the economy and our ability to generate future cash flows.  In particular, if the foodservice industry is slow to recover, our future cash flows could be negatively impacted.  Additionally, we strive to maintain a conservative financial position.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategies under Project Centennial;
•	paying dividends to our shareholders;
•	maintaining an investment grade credit rating;
•	making strategic acquisitions;
•	repurchasing shares of our common stock; and
•	making discretionary contributions to our qualified pension plans.

The situation surrounding COVID-19 remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during this volatile period. The company has total available liquidity of $670.3 million as of April 18, 2020, consisting of cash on hand and the available balance of a revolving credit facility. In addition, the company has no material debt maturities until 2022.

In light of these potential risks, the company has taken actions to safeguard its capital position. During the first quarter of fiscal 2020, we drew an additional $200.0 million on our credit facility. We borrowed this additional amount out of an abundance of caution to ensure future liquidity given the recent significant impact on global financial markets and economies as a result of the COVID-19 outbreak. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $266.6 million of remaining availability on the credit line, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

Liquidity Discussion for the Sixteen Weeks Ended April 18, 2020 and April 20, 2019

The pandemic presents potential new risks to the company’s business. Although there has been no material adverse impact on the company’s first quarter fiscal 2020 results of operations, we considered various potential COVID-19-related business risks.  Those potential risks include foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

Cash and cash equivalents were $252.7 million at April 18, 2020 compared to $11.0 million at December 28, 2019, an increase of $241.7 million as a result of the increased liquidity risk discussed above. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 18, 2020	April 20, 2019	Change
Cash provided by operating activities	$106,185	$96,178	$10,007
Cash disbursed for investing activities	(16,817)	(20,390)	3,573
Cash provided by (disbursed for) financing activities	152,271	(89,510)	241,781
Total change in cash	$241,639	$(13,722)	$255,361

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net (loss) income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019	Change
Depreciation and amortization	$44,663	$44,819	$(156)
Restructuring and related impairment charges	—	530	(530)
Stock-based compensation	3,894	3,179	715
Deferred income taxes	(29,605)	3,614	(33,219)
Pension and postretirement plans cost	116,702	994	115,708
Other non-cash items	7,997	1,641	6,356
Net non-cash adjustment to net (loss) income	$143,651	$54,777	$88,874

•	Refer to the Restructuring and related impairment charges and Pension plan termination discussions in the “Matters Affecting Comparability” section above for additional information.
•	The change in deferred income taxes for the first quarter of fiscal 2020 was primarily due to the termination of Plan No. 1.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019	Change
Changes in accounts receivable, net	$(61,630)	$(23,832)	$(37,798)
Changes in inventories, net	(9,238)	(2,555)	(6,683)
Changes in hedging activities, net	(7,933)	(13,089)	5,156
Changes in other assets and accrued liabilities, net	21,210	19,904	1,306
Changes in accounts payable, net	27,322	(4,893)	32,215
Qualified pension plan contributions	(1,425)	—	(1,425)
Net changes in working capital and pension plan contributions	$(31,694)	$(24,465)	$(7,229)

•

Changes in accounts receivable and accounts payable resulted from sales increases.  Changes in inventories resulted from sales increases and, for the current quarter, a build-up of foodservice inventories due to COVID-19.

•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances year over year and changes in deferred gains recorded in conjunction with the sale of distribution rights to IDPs.  Changes in employee compensation accruals, changes in legal accruals, and changes in income taxes payable resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2020 and fiscal 2019, we paid $18.6 million and $7.9 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.2 million and $1.2 million was paid during the first quarter of fiscal 2020 and fiscal 2019, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 18, 2020, we recognized $3.2 million of legal settlements.  In the prior year, we paid $4.3 million of legal settlements, of which $4.2 million had been accrued for in prior periods. Under the CARES Act, the company will defer an estimated $32 million of the employer share of the Social Security tax for the period beginning the second quarter of fiscal 2020 to December 31, 2020. The company otherwise is responsible for the remaining federal employment taxes.  The deferred employment tax will be paid over the next two years with half of the required amount to be paid by December 31, 2021 and the remaining amount by December 31, 2022.

•

During the sixteen weeks ended April 18, 2020 and April 20, 2019, the company made a cash contribution of $1.4 million  and a $5.0 million loan, which has been fully reserved for and is expected to be unwound by the end of the third quarter of fiscal 2020, to fully fund the liabilities of Plan No. 1 at termination.  We anticipate making a $2.5 million voluntary defined benefit plan pension contribution to Plan No. 2 in the third quarter of fiscal 2020.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019	Change
Purchases of property, plant, and equipment	$(21,700)	$(20,761)	$(939)
Principal payments from notes receivable, net of repurchases of independent distributor territories	4,021	136	3,885
Proceeds from sale of property, plant and equipment	862	235	627
Net cash disbursed for investing activities	$(16,817)	$(20,390)	$3,573

•	We currently anticipate capital expenditures of $95 million to $105 million for fiscal 2020.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the sixteen weeks ended April 18, 2020 and April 20, 2019, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 18, 2020	April 20, 2019	Change
Dividends paid	$(40,286)	$(39,296)	$(990)
Stock repurchases	(783)	(7,054)	6,271
Change in bank overdrafts	(3,530)	(788)	(2,742)
Payment of contingent consideration	(4,700)	—	(4,700)
Net change in debt obligations	203,750	(40,500)	244,250
Payments on financing leases	(2,180)	(1,872)	(308)
Net cash provided by (disbursed for) financing activities	$152,271	$(89,510)	$241,781

•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividend during the sixteen weeks ended April 18, 2020 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 14, 2020	February 28, 2020	March 13, 2020	$0.1900	$40,199

Additionally, we paid dividends of $0.1 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 18, 2020, we repurchased 0.04 million shares for $0.8 million under a share repurchase plan approved by our Board of Directors.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon acquisition.
•	See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 18, 2020 and December 28, 2019, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 18, 2020	December 28, 2019	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2026 notes	$396,298	$396,122	Fixed Rate	2026
2022 notes	399,054	398,906	Fixed Rate	2022
Credit facility	225,000	41,750	Variable Rate	2022
AR facility	49,000	26,000	Variable Rate	2021
Right-of-use lease obligations	395,369	404,503		2036
Other notes payable	1,245	3,730		2020
	1,465,966	1,271,011
Current maturities of long-term debt and right-of-use lease obligations	62,064	64,712
Long-term debt and right-of-use lease obligations	$1,403,902	$1,206,299

Total stockholders' equity
Total stockholders' equity	$1,320,611	$1,263,430

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, in light of the current economic uncertainty in the U.S. and throughout the world due to the COVID-19 pandemic, the company has increased its liquidity through borrowings under the credit facility during the current quarter, although we do not have any presently anticipated need for this additional liquidity. There is no current portion payable over the next year for these obligations.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 18, 2020:

	Amount Available	For the Sixteen Weeks Ended April 18, 2020
	for Withdrawal at	Highest	Lowest
Facility	April 18, 2020	Balance	Balance
	(Amounts in thousands)
The facility	$151,000	$79,000	$19,000
The credit facility (1)	266,600	235,000	6,400
	$417,600

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the sixteen weeks ended April 18, 2020, the company borrowed $272.6 million in revolving borrowings under the credit facility and repaid $89.4 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 18, 2020, the company was in compliance with all restrictive covenants under our debt agreements.

The company has begun assessing the impact changes from LIBOR to an alternative interest rate benchmark could have on our business.

Additionally, in March 2020, the company provided an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million which has been fully reserved for and is expected to be unwound, at which time it will be converted to a contribution, by the end of the third quarter of fiscal 2020.  The loan provides Plan No. 1 with incremental liquidity to pay ongoing benefits and administrative costs.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 18, 2020, 0.04 million shares, at a cost of $0.8 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 18, 2020, 68.4 million shares, at a cost of $643.4 million, have been repurchased.

Off-Balance Sheet Arrangements

At April 18, 2020, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 18, 2020, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(2.2) million, based on quoted market prices.  Of this amount, approximately $(2.2) million relates to instruments that will be utilized in fiscal 2020, $0.2 million that will be utilized in fiscal 2021, and $(0.2) million in fiscal years 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 18, 2020, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $18.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended April 18, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

The information presented below supplements the risk factors set forth in the Form 10-K.  In addition to these risk factors set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding other factors that could affect the company’s results of operations, financial condition and liquidity.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us.  The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.

The extent to which the outbreak of the novel strain of coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has spread throughout the world and the U.S. and has resulted in governmental and other regulatory authorities throughout the U.S. implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted and may further impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, such as restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our customers, vendors and suppliers. The spread of COVID-19 has caused us to modify our business practices (including closing a bakery and restricting production at certain bakeries, restricting employee travel, developing social distancing plans for our employees, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by governmental and other regulatory authorities or as we determine are in the best interests of our employees, customers, vendors and suppliers. We can provide no assurance that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to governmental authorities.

Some of the impacts our business is experiencing or may experience as a result of COVID-19 include, but are not limited to, the following:

•

Many of our foodservice customers have closed or restricted operations, which has adversely impacted our revenues from these customers, and has impacted, and could continue to impact, our ability to collect payment from these customers;

•

Consumer fears about becoming ill with the disease have altered preferences and spending habits, including significant increases in purchases of fresh and frozen breads during the pendency of quarantines, shelter-in-place orders and other shutdowns; and these trends may not continue or may pull forward demand for our products in future periods, which could negatively affect our performance in future periods if consumers were to purchase fewer products from us;

•

We have experienced, and may experience in the future, temporary facility closures or partial shutdowns in response to government mandates in certain jurisdictions in which we operate and in response to positive diagnoses for COVID-19 in certain facilities for the safety of our employees;

•

Our distribution networks, including our DSD distribution system and our warehouse delivery system, where we manage our inventory, or the operations of our logistics and other service providers may be disrupted, temporarily closed or experience worker shortages;

•

Disruptions to our suppliers that supply our ingredients, packaging, and other materials necessary to produce, distribute, and sell our products may affect the ability of our suppliers to fulfill their obligations to us and may cause disruptions to our operations; and

•	We also have recently implemented a work from home policy for many of our corporate employees, which may negatively impact productivity and cause other disruptions to our business.

The extent to which the spread of COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

During the sixteen weeks ended April 18, 2020, 0.04 million shares, at a cost of $0.8 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 18, 2020, 68.4 million shares, at a cost of $643.4 million, have been repurchased.  The company currently has 6.2 million shares remaining available for repurchase under the share repurchase plan.  The table below sets forth the amounts of common stock repurchased by the company during the first quarter of fiscal 2020 (amounts in thousands, except price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2019 — January 25, 2020	25	*	21.35	25	*	6,168
January 26, 2020 — February 22, 2020	—		—	—		6,168
February 23, 2020 — March 21, 2020	12		20.01	12		6,156
March 22, 2020 — April 18, 2020	—		—	—		6,156
Total	—		—	—		6,156
	37			37

*

These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

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

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended April 18, 2020.

101.INS	*	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Quarterly Report on Form 10-Q for the quarter ended April 18, 2020 has been formatted in Inline XBRL.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ A. RYALS MCMULLIAN
Name:	A. Ryals McMullian
Title:	President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Chief Financial Officer and Chief Accounting Officer

Date: May 13, 2020