Form 10-Q
period 2020-07-11
FLOWERS FOODS INC
filed 2020-08-06
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2020

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

As of July 31, 2020, the registrant had 211,602,778 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and may include, but are not limited to:

•

unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees and third-party service providers; (vi) laws and regulations (including environmental and health-related issues); and (vii) accounting standards or tax rates in the markets in which we operate;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 28, 2019 (the “Form 10-K”), Part II, Item 1A., Risk Factors, of the Quarterly Report on Form 10-Q for the quarterly period ended April 18, 2020 (the “First Quarter Form 10-Q”), and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 11, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$299,562	$11,044
Accounts and notes receivable, net of allowances of $16,036 and $9,473, respectively	326,667	285,606
Inventories, net:
Raw materials	48,746	46,171
Packaging materials	24,555	22,045
Finished goods	52,010	58,843
Inventories, net	125,311	127,059
Spare parts and supplies	68,690	67,456
Other	29,242	62,753
Total current assets	849,472	553,918
Property, plant and equipment, net:
Property, plant and equipment, gross	2,009,919	2,002,633
Less: accumulated depreciation	(1,312,792)	(1,284,811)
Property, plant and equipment, net	697,127	717,822
Financing lease right-of-use assets	19,254	22,829
Operating lease right-of-use assets	355,469	376,473
Notes receivable from independent distributor partners	187,540	198,639
Assets held for sale	7,605	4,408
Other assets	6,960	8,236
Goodwill	545,244	545,244
Other intangible assets, net	730,123	750,207
Total assets	$3,398,794	$3,177,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$3,730
Current maturities of financing leases	7,469	8,176
Current maturities of operating leases	52,232	52,806
Accounts payable	250,040	233,011
Current postretirement/post-employment obligations	926	29,380
Other accrued liabilities	227,409	201,040
Total current liabilities	538,076	528,143

Noncurrent long-term debt	1,009,596	862,778
Noncurrent financing lease obligations	16,672	19,390
Noncurrent operating lease obligations	307,853	324,131
Total long-term debt and right-of-use lease liabilities	1,334,121	1,206,299
Other liabilities:
Postretirement/post-employment obligations	14,280	14,328
Deferred taxes	124,285	121,395
Other long-term liabilities	51,544	44,181
Total other long-term liabilities	190,109	179,904
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,126,920 shares and 17,215,514 shares, respectively	(225,414)	(226,287)
Capital in excess of par value	653,672	648,492
Retained earnings	916,565	947,046
Accumulated other comprehensive loss	(8,534)	(106,020)
Total stockholders’ equity	1,336,488	1,263,430
Total liabilities and stockholders’ equity	$3,398,794	$3,177,776

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Sales	$1,025,861	$975,759	$2,375,305	$2,239,654
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	506,033	508,552	1,176,906	1,160,693
Selling, distribution and administrative expenses	396,904	359,497	918,939	835,546
Depreciation and amortization	33,180	33,329	77,843	78,148
Recovery on inferior ingredients	—	—	—	(413)
Restructuring and related impairment charges	10,535	2,047	10,535	2,765
Income from operations	79,209	72,334	191,082	162,915
Interest expense	9,001	9,192	20,640	21,663
Interest income	(6,132)	(6,423)	(14,457)	(15,070)
Pension plan settlement and curtailment loss	—	—	116,207	—
Other components of net periodic pension and postretirement benefits (credit) expense	(72)	519	71	1,211
Income before income taxes	76,412	69,046	68,621	155,111
Income tax expense	18,493	15,951	16,474	36,150
Net income	$57,919	$53,095	$52,147	$118,961
Net income per common share:
Basic:
Net income per common share	$0.27	$0.25	$0.25	$0.56
Weighted average shares outstanding	211,780	211,685	211,766	211,517
Diluted:
Net income per common share	$0.27	$0.25	$0.25	$0.56
Weighted average shares outstanding	212,284	211,957	212,192	211,924
Cash dividends paid per common share	$0.2000	$0.1900	$0.3900	$0.3700

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net income	$57,919	$53,095	$52,147	$118,961
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	—	—	86,865	—
Net gain for the period	—	—	15,693	—
Amortization of prior service cost included in net income	9	60	64	139
Amortization of actuarial loss included in net income	43	1,177	996	2,746
Pension and postretirement plans, net of tax	52	1,237	103,618	2,885
Derivative instruments:
Net change in fair value of derivatives	(3,358)	12,140	(7,207)	2,547
Loss (gain) reclassified to net income	664	(945)	1,075	(3,123)
Derivative instruments, net of tax	(2,694)	11,195	(6,132)	(576)
Other comprehensive income (loss), net of tax	(2,642)	12,432	97,486	2,309
Comprehensive income	$55,277	$65,527	$149,633	$121,270

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 11, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at April 18, 2020	228,729,585	$199	$651,258	$900,988	$(5,892)	(17,167,036)	$(225,942)	$1,320,611
Net income				57,919				57,919
Derivative instruments, net of tax					(2,694)			(2,694)
Pension and postretirement plans, net of tax					52			52
Amortization of share-based compensation awards			2,942					2,942
Issuance of deferred compensation			(29)			2,171	29	—
Issuance of deferred stock awards			(499)			37,945	499	—
Dividends paid on vested share-based payment awards				(22)				(22)
Dividends paid — $0.2000 per common share				(42,320)				(42,320)
Balances at July 11, 2020	228,729,585	$199	$653,672	$916,565	$(8,534)	(17,126,920)	$(225,414)	$1,336,488

	For the Twenty-Eight Weeks Ended July 11, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net income				52,147				52,147
Derivative instruments, net of tax					(6,132)			(6,132)
Pension and postretirement plans, net of tax					103,618			103,618
Amortization of share-based compensation awards			6,836					6,836
Issuance of deferred compensation			(30)			2,284	30	—
Time-based restricted stock units issued (Note 16)			(975)			74,204	975	—
Issuance of deferred stock awards			(651)			49,539	651	—
Stock repurchases						(37,433)	(783)	(783)
Dividends paid on vested share-based payment awards				(109)				(109)
Dividends paid — $0.3900 per common share				(82,519)				(82,519)
Balances at July 11, 2020	228,729,585	$199	$653,672	$916,565	$(8,534)	(17,126,920)	$(225,414)	$1,336,488

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 13, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at April 20, 2019	228,729,585	$199	$645,090	$969,067	$(119,294)	(17,269,408)	$(227,136)	$1,267,926
Net income				53,095				53,095
Derivative instruments, net of tax					11,195			11,195
Pension and postretirement plans, net of tax					1,237			1,237
Amortization of share-based compensation awards			1,132					1,132
Issuance of deferred compensation			(2)			113	2	—
Issuance of deferred stock awards			(844)			53,555	844	—
Dividends paid on vested share-based payment awards				(128)				(128)
Dividends paid — $0.1900 per common share				(40,188)				(40,188)
Balances at July 13, 2019	228,729,585	$199	$645,376	$981,846	$(106,862)	(17,215,740)	$(226,290)	$1,294,269

	For the Twenty-Eight Weeks Ended July 13, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				118,961				118,961
Derivative instruments, net of tax					(576)			(576)
Pension and postretirement plans, net of tax					2,885			2,885
Cumulative effect of change in accounting principle				(2,915)				(2,915)
Amortization of share-based compensation awards			4,311					4,311
Issuance of deferred compensation			(3)			226	3	—
Performance-contingent restricted stock awards issued (Note 16)			(11,498)			885,123	11,498	—
Issuance of deferred stock awards			(911)			69,377	911	—
Stock repurchases						(336,088)	(7,054)	(7,054)
Dividends paid on vested share-based payment awards				(1,361)				(1,361)
Dividends paid — $0.3700 per common share				(78,249)				(78,249)
Balances at July 13, 2019	228,729,585	$199	$645,376	$981,846	$(106,862)	(17,215,740)	$(226,290)	$1,294,269

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$52,147	$118,961
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	9,270	1,781
Stock-based compensation	6,836	4,311
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,355	(4,255)
Depreciation and amortization	77,843	78,148
Deferred income taxes	(30,079)	7,521
Provision for inventory obsolescence	651	416
Allowances for accounts receivable	9,245	6,554
Pension and postretirement plans cost	116,892	1,741
Other	1,500	1,352
Qualified pension plan contributions	(1,425)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(49,803)	(29,581)
Inventories, net	1,097	(904)
Hedging activities, net	(7,279)	1,950
Accounts payable	18,615	8,567
Other assets and accrued liabilities	68,929	11,495
NET CASH PROVIDED BY OPERATING ACTIVITIES	275,794	208,057
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(46,594)	(47,412)
Proceeds from sale of property, plant and equipment	1,452	543
Repurchase of independent distributor territories	(1,749)	(1,296)
Cash paid at issuance of notes receivable	(5,057)	(13,449)
Principal payments from notes receivable	16,101	15,815
Other investing activities	68	55
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(35,779)	(45,744)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(82,628)	(79,610)
Stock repurchases	(783)	(7,054)
Change in bank overdrafts	(1,986)	(1,133)
Proceeds from debt borrowings	480,100	335,900
Debt obligation payments	(337,600)	(422,650)
Contingent consideration payments	(4,700)	—
Payments on financing leases	(3,900)	(3,303)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	48,503	(177,850)
Net increase (decrease) in cash and cash equivalents	288,518	(15,537)
Cash and cash equivalents at beginning of period	11,044	25,306
Cash and cash equivalents at end of period	$299,562	$9,769

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 28, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2019 (the “Form 10-K”).

COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the dramatic shift in consumer buying patterns as a result of the COVID-19 pandemic, we have experienced significant demand for our retail products resulting in significant sales increases and substantial growth in income from operations for the first half of fiscal 2020 compared to the same period in the prior year.

In light of COVID-19, the company has taken actions to safeguard its capital position. During the first quarter of fiscal 2020, we borrowed an additional $200.0 million under our credit facility (as defined below).  We borrowed this additional amount out of an abundance of caution to ensure future liquidity given the significant impact on global financial markets and economies as a result of the COVID-19 outbreak.  Subsequently, during the second quarter of fiscal 2020, we made net debt repayments of $61.3 million. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $477.6 million of remaining availability on our debt facilities as of July 11, 2020, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2020 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 18, 2020 (sixteen weeks), second quarter ended July 11, 2020 (twelve weeks), third quarter ending October 3, 2020 (twelve weeks) and fourth quarter ending January 2, 2021 (thirteen weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
	(% of Sales)		(% of Sales)
Total	21.6	22.0	21.4	21.1

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.0% and 18.9%, on a consolidated basis, as of July 11, 2020 and December 28, 2019, respectively, of our trade receivables.

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

Accounts and Notes Receivable.    Accounts and notes receivable consist of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company recognizes an allowance for credit losses related to its accounts and notes receivable to present the net amount expected to be collected as of the balance sheet date. The company estimates this allowance based on historical data such as days sales outstanding trends, previous write-offs of balances, and weekly reviews of aged trial balances, among others. Accounts and notes receivable balances are written off when deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries, not to exceed the amount previously written off, are considered in determining the reserve balance at the balance sheet date.  As of fiscal year end, balances older than six months are deemed uncollectible and are fully reserved for in the allowance.  Activity in the allowance for trade accounts receivable credit losses for the twenty-eight weeks ended July 11, 2020 was as follows (amounts in thousands):

Allowance at December 28, 2019	$2,089
Amounts charged to expense	5,828
Write-offs	—
Recoveries and other	(899)
Allowance at July 11, 2020	$7,018

The amounts charged to expense for bad debts in the table above, along with other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.

In light of the current economic uncertainty for certain of our foodservice customers caused by COVID-19, we recorded an additional bad debt allowance of $2.7 million in the first quarter of fiscal 2020.

RECOVERY ON INFERIOR INGREDIENTS

Beginning in the second quarter of fiscal 2018 and continuing through the fourth quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  These costs totaled $0.1 million and $1.4 million for the twelve and twenty-eight weeks ended July 13, 2019, respectively.  We received reimbursements for a portion of previously incurred costs of $0.1 million and $1.8 million during the twelve and twenty-eight weeks ended July 13, 2019, respectively. These reimbursements, net of the costs incurred, are presented as recoveries on the ‘Recovery on inferior ingredients’ line item in our Condensed Consolidated Statements of Income.  We continue to seek recovery of all losses through appropriate means.

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The company adopted the new standard as of December 29, 2019, the beginning of our fiscal 2020, and, consistent with prior years, anticipates performing its annual impairment testing of goodwill in its fourth quarter of fiscal 2020, or earlier if there is a triggering event, under the new guidance. The company does not currently anticipate the adoption of the new standard to have a material impact on our financial statements.

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

Develop leading capabilities.  The company has operated under an organizational structure established with two business units (“BUs”), Fresh Bakery and Snacking/Specialty since May of 2017, and realigned key leadership roles.  This structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 17, 2020, the company implemented additional organizational structure changes designed to increase focus on brand growth, product innovation, and improving its cake operations.  Elimination of the BUs and adoption of a brand focused organization structure is expected to be completed in the third quarter of fiscal 2020 and the company anticipates continuing to report our financial results in one operating segment.  See Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a description of our segment presentation.

As discussed above, the company continues to evaluate its organizational structure and incurred $1.3 million of employee termination benefits charges related to a voluntary employee separation incentive plan (the “VSIP”) in the second quarter of fiscal 2020.  The payments under the VSIP are anticipated to be paid in the third quarter of fiscal 2020. These charges consisted primarily of employee severance and benefits-related costs and were recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income.

Reinvigorate core business.  This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.  Project Centennial is expected to be completed by the end of fiscal 2021.

During the second quarter of fiscal 2020, the company entered into a contract to sell three closed bakeries currently included in assets held for sale and certain idle equipment at other bakeries included in property, plant and equipment, resulting in the recognition of $4.6 million of impairment charges.  The sale of these assets is anticipated to be completed during the third quarter of fiscal 2020. In order to optimize sales and production of our organic products, the company has decided to cease using the Alpine Valley finite-lived trademark resulting in a $4.6 million impairment charge in the second quarter of 2020.  These costs are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income as referenced in the table below.

The company recognized impairment charges related to manufacturing line closures in the first quarter of fiscal 2019 and for a closed plant recorded in assets held for sale during the second quarter of fiscal 2019.  The plant is being sold to streamline our core operations.  These costs are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income as referenced in the table below.  The company continues to explore additional opportunities to streamline our core operations, but as of July 11, 2020, we cannot estimate the additional costs expected to be incurred for this initiative.

Capitalize on product adjacencies.  This initiative focuses on growing market share in underdeveloped markets.  Adjacencies are geographic and/or product categories that are expected to leverage our competitive advantages.  This can be achieved either organically with our high-potential brands or through strategic acquisitions.  As of July 11, 2020 we cannot estimate the additional costs expected to be incurred for this initiative.

The tables below present the components of costs associated with Project Centennial and the consulting and third-party implementation costs related to the project for the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019 (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 11, 2020
Restructuring and related impairment charges:
Impairment of trademark	$4,636	$4,636
Impairment of property, plant and equipment	4,634	4,634
Employee termination benefits	1,265	1,265
Restructuring and related impairment charges (1)	10,535	10,535
Project Centennial implementation costs (2)	5,584	8,976
Total Project Centennial restructuring and implementation costs	$16,119	$19,511

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 13, 2019	July 13, 2019
Restructuring and related impairment charges:
Reorganization costs	$42	$253
Impairment of assets	1,252	1,781
Employee termination benefits	753	731
Total Project Centennial restructuring costs (1)	$2,047	$2,765

(1)	Presented on our Condensed Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the twenty-eight weeks ended July 11, 2020 and July 13, 2019 (amounts in thousands):

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 28, 2019	$174	$1,450	$—	$1,624
Charges	1,265	—	—	1,265
Cash payments	(174)	(1,223)	—	(1,397)
Liability balance (3) at July 11, 2020	$1,265	$227	$—	$1,492

	VSIP	Employee Termination Benefits(1)	Reorganization Costs(2)	Total
Liability balance at December 29, 2018	$174	$227	$—	$401
Charges	—	731	253	984
Cash payments	—	(205)	(253)	(458)
Liability balance (3) at July 13, 2019	$174	$753	$—	$927

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Lease modifications and renewals	$4,266	$3,606	$6,821	$4,933
Lease impairments	—	—	90	—

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twenty-eight weeks ended July 11, 2020 and July 13, 2019 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Lease cost:
Amortization of right-of-use assets	$1,726	$1,541	$4,029	$3,599
Interest on lease liabilities	201	219	487	532
Operating lease cost	16,552	16,316	38,681	37,680
Short-term lease cost	556	548	1,152	1,362
Variable lease cost	5,223	6,086	13,035	13,991
Total lease cost	$24,258	$24,710	$57,384	$57,164

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$487	$532
Operating cash flows from operating leases	$40,567	$38,971
Financing cash flows from financing leases	$3,900	$3,303
Right-of-use assets obtained in exchange for new financing lease liabilities	$43	$7,177
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,957	$16,633

Weighted-average remaining lease term (years):
Financing leases	3.2
Operating leases	9.6
Weighted-average IBR (percentage):
Financing leases	3.6
Operating leases	4.2

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of July 11, 2020 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2020	$34,426	$4,758
2021	61,557	6,780
2022	50,411	5,476
2023	45,204	6,505
2024	37,644	1,501
2025 and thereafter	212,132	720
Total minimum lease payments	441,374	25,740
Less: amount of lease payments representing interest	(81,289)	(1,599)
Present value of future minimum lease payments	360,085	24,141
Less: current obligations under leases	(52,232)	(7,469)
Long-term lease obligations	$307,853	$16,672

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 11, 2020	July 13, 2019	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(33)	Interest expense
Commodity contracts	(852)	1,298	Cost of sales, Note 3
Total before tax	(885)	1,265	Total before tax
Tax benefit (expense)	221	(320)	Income tax expense
Total net of tax	(664)	945	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(12)	(80)	Note 1
Actuarial losses	(57)	(1,575)	Note 1
Total before tax	(69)	(1,655)	Total before tax
Tax benefit	17	418	Income tax expense
Total net of tax	(52)	(1,237)	Net of tax
Total reclassifications	$(716)	$(292)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 11, 2020	July 13, 2019	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(77)	$(77)	Interest expense
Commodity contracts	(1,355)	4,255	Cost of sales, Note 3
Total before tax	(1,432)	4,178	Total before tax
Tax benefit (expense)	357	(1,055)	Income tax expense
Total net of tax	(1,075)	3,123	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	(86)	(186)	Note 1
Settlement loss	(116,207)	—	Note 1
Actuarial losses	(1,332)	(3,673)	Note 1
Total before tax	(117,625)	(3,859)	Total before tax
Tax benefit	29,700	974	Income tax expense
Total net of tax	(87,925)	(2,885)	Net of tax
Total reclassifications	$(89,000)	$238	Net of tax

Note 1:

These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits expense line item on the Condensed Consolidated Statements of Income.  See Note 17, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 11, 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive (loss) income before reclassifications	(7,207)	15,693	8,486
Reclassified to earnings from AOCI	1,075	87,925	89,000
AOCI at July 11, 2020	$(4,474)	$(4,060)	$(8,534)

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

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019
Gross (loss) gain reclassified from AOCI into net income	$(1,355)	$4,255
Tax expense	339	(1,074)
Net of tax	$(1,016)	$3,181

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 11, 2020 and December 28, 2019, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 11, 2020	December 28, 2019
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	603,023	623,107
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,275,367	$1,295,451

As of July 11, 2020 and December 28, 2019, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 11, 2020			December 28, 2019
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$472,557	$62,857	$409,700	$477,193	$55,746	$421,447
Customer relationships	318,021	127,192	190,829	318,021	117,836	200,185
Non-compete agreements	5,154	4,997	157	5,154	4,954	200
Distributor relationships	4,123	2,996	1,127	4,123	2,848	1,275
Distributor routes held and used	1,210	—	1,210	—	—	—
Total	$801,065	$198,042	$603,023	$804,491	$181,384	$623,107

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 11, 2020	$7,115
For the twelve weeks ended July 13, 2019	$6,767
For the twenty-eight weeks ended July 11, 2020	$16,658
For the twenty-eight weeks ended July 13, 2019	$15,790

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2020	$13,909
2021	$29,658
2022	$29,108
2023	$28,228
2024	$27,532

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 11, 2020 and December 28, 2019. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

In order to optimize sales and production of our organic products, the company has decided to cease using the Alpine Valley finite-lived trademark resulting in a $4.6 million impairment charge in the second quarter of 2020.  The impairment charge is recorded in the restructuring and related impairment charges line item  of  our  Condensed Consolidated  Statements  of  Income.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,110 IDPs’ distribution rights as of July 11, 2020 and 4,200 as of December 28, 2019, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 11, 2020	$6,132
For the twelve weeks ended July 13, 2019	$6,423
For the twenty-eight weeks ended July 11, 2020	$14,457
For the twenty-eight weeks ended July 13, 2019	$15,070

At July 11, 2020 and December 28, 2019, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 11, 2020	December 28, 2019
Distributor notes receivable	$215,751	$226,348
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	28,211	27,709
Long-term portion of distributor notes receivable	$187,540	$198,639

At July 11, 2020 and December 28, 2019, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 11, 2020 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$396,430	$429,448	2
2022 notes	$399,166	$417,248	2

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

As of July 11, 2020, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$21	$—	$—	$21
Other long-term	6	—	—	6
Total	27	—	—	27

Liabilities:
Other current	(4,497)	—	—	(4,497)
Other long-term	(990)	—	—	(990)
Total	(5,487)	—	—	(5,487)
Net Fair Value	$(5,460)	$—	$—	$(5,460)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into fiscal 2022. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 11, 2020 and December 28, 2019, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 11, 2020		December 28, 2019		July 11, 2020		December 28, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$21	Other current assets	$3,191	Other accrued liabilities	$4,497	Other accrued liabilities	$814
Commodity contracts	Other assets	6	Other assets	589	Other long-term liabilities	990	Other long-term liabilities	792
Total		$27		$3,780		$5,487		$1,606

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 11, 2020	July 13, 2019	into Income (Effective Portion)(2)	July 11, 2020	July 13, 2019
Interest rate contracts	$—	$—	Interest expense	$(25)	$(25)
Commodity contracts	(3,358)	12,140	Production costs(3)	(639)	970
Total	$(3,358)	$12,140		$(664)	$945

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 11, 2020	July 13, 2019	into Income (Effective Portion)(2)	July 11, 2020	July 13, 2019
Interest rate contracts	$—	$—	Interest expense	$(58)	$(58)
Commodity contracts	(7,207)	2,547	Production costs(3)	(1,017)	3,181
Total	$(7,207)	$2,547		$(1,075)	$3,123

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019, respectively, related to the company’s commodity risk hedges.

At July 11, 2020, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(560)	$180	$(380)
Expiring in 2020	(1,973)	—	(1,973)
Expiring in 2021	(1,879)	—	(1,879)
Expiring in 2022	(242)	—	(242)
Total	$(4,654)	$180	$(4,474)

Derivative Transactions Notional Amounts

As of July 11, 2020, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$114,619
Soybean oil contracts	15,881
Natural gas contracts	9,126
Corn contracts	7,148
Total	$146,774

The company’s derivative instruments contain no credit-risk related contingent features at July 11, 2020.  As of July 11, 2020 and December 28, 2019, the company had $12.0 million and $7.0 million, respectively, in other current assets representing collateral for hedged positions.  At July 11, 2020 and December 28, 2019, the company had $0.8 million and $1.2 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

9. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 11, 2020	December 28, 2019
Prepaid assets	$17,012	$15,380
Recovery from legal settlement in principle	—	22,300
Fair value of derivative instruments	21	3,191
Collateral to counterparties for derivative positions	11,964	7,012
Income taxes receivable	—	13,924
Other	245	946
Total	$29,242	$62,753

The recovery from legal settlement in principle represents funds in the amount of $22.3 million that were paid by the company’s insurance provider to the plaintiffs at final settlement of two lawsuits during the first quarter of fiscal 2020.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	July 11, 2020	December 28, 2019
Unamortized financing fees	$856	$1,084
Investments	3,143	3,496
Fair value of derivative instruments	6	589
Deposits	1,944	1,998
Unamortized cloud computing arrangement costs	882	929
Other	129	140
Total	$6,960	$8,236

10.  OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 11, 2020	December 28, 2019
Employee compensation	$25,554	$21,966
VSIP liabilities	1,265	174
Employee vacation	18,847	23,660
Employee bonus	31,739	19,476
Fair value of derivative instruments	4,497	814
Self-insurance reserves	32,648	30,294
Bank overdraft	11,780	13,767
Accrued interest	8,845	7,881
Accrued utilities	4,628	5,005
Accrued income taxes	30,272	—
Accrued other taxes	13,600	6,870
Accrued advertising	2,400	4,637
Accrued legal settlements	29,150	51,450
Accrued legal costs	4,461	1,705
Contingent acquisition consideration	—	5,000
Accrued short-term deferred income	4,998	5,337
Collateral from counterparties for derivative positions	841	1,188
Other	1,884	1,816
Total	$227,409	$201,040

See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

Other long-term liabilities consist of (amounts in thousands):

	July 11, 2020	December 28, 2019
Deferred income	$21,745	$24,840
Deferred compensation	16,251	15,558
Fair value of derivative instruments	990	792
Other deferred credits	1,376	1,609
Deferred payroll taxes under the CARES Act	9,650	—
Other	1,532	1,382
Total	$51,544	$44,181

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of fiscal 2020, two closed bakeries were reclassified as held for sale. During the second quarter of fiscal 2020, the company entered into a contract to sell these two closed bakeries and an additional bakery previously recorded as held for sale, resulting in the recognition of $4.2 million of impairment charges. The impairment charge is recorded in the restructuring and related impairment charges line item of our Condensed Consolidated Statements of Income.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 11, 2020 and December 28, 2019, respectively (amounts in thousands):

	July 11, 2020	December 28, 2019
Distributor territories	$3,225	$3,016
Property, plant and equipment	4,380	1,392
Total assets held for sale	$7,605	$4,408

12. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at July 11, 2020 and December 28, 2019, respectively (amounts in thousands):

	July 11, 2020	December 28, 2019
Unsecured credit facility	$100,000	$41,750
2026 notes	396,430	396,122
2022 notes	399,166	398,906
Accounts receivable securitization facility	114,000	26,000
Other notes payable	—	3,730
	1,009,596	866,508
Less current maturities of long-term debt	—	(3,730)
Total long-term debt	$1,009,596	$862,778

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at July 11, 2020 and December 28, 2019 which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 11, 2020, and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 11, 2020 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the twenty-eight weeks ended July 11, 2020:

Amount (thousands)
Balance at December 28, 2019	$26,000
Borrowings	207,500
Payments	(119,500)
Balance at July 11, 2020	$114,000

The table below presents the net amount available for working capital and general corporate purposes under the facility as of July 11, 2020:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(114,000)
Available for withdrawal	$86,000

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the facility during the twenty-eight weeks ended July 11, 2020:

Amount (thousands)
High balance	$154,000
Low balance	$19,000

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.1 million on July 11, 2020 and $0.2 million on December 28, 2019, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of July 11, 2020 and December 28, 2019, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of July 11, 2020 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.7 million and $0.9 million on July 11, 2020 and December 28, 2019, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 11, 2020.

Amount (thousands)
Balance at December 28, 2019	$41,750
Borrowings	272,600
Payments	(214,350)
Balance at July 11, 2020	$100,000

The table below presents the net amount available under the credit facility as of July 11, 2020:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(100,000)
Letters of credit	(8,400)
Available for withdrawal	$391,600

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 11, 2020:

Amount (thousands)
High balance	$235,000
Low balance	$6,400

Aggregate maturities of debt outstanding as of July 11, 2020 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2020	$—
2021	114,000
2022	500,000
2023	—
2024	—
2025 and thereafter	400,000
Total	$1,014,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 11, 2020 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$3,570	$396,430
2022 notes	400,000	834	399,166
Other notes payable	-	-	-
Total	$800,000	$4,404	$795,596

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of July 11, 2020 and December 28, 2019, there was $178.2 million and $183.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

At this time, the company is defending 20 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Fourteen of these lawsuits seek class and/or collective action treatment. The remaining six cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in nine of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $8.3 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the fourth quarter of fiscal 2019.

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $7.6 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the fourth quarter of fiscal 2019.

Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On January 15, 2019, the Court

denied defendants’ motion to

decertify the FLSA class and

granted Plaintiff’s motion to

certify under Federal Rule of

Civil Procedure 23 a state law

class of distributors who

operated in the state of Maine.  On August 3, 2020, the Court reconsidered its January 15, 2019 order and decertified the FLSA collective action.

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

On January 31, 2020, the parties reached an agreement in principal to settle this matter and the Boulange matter (see below) for a payment of $13.25 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the fourth quarter of fiscal 2019.

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

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated securities action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated securities action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the defendants filed a motion to dismiss the lawsuit which was granted in part and denied in part on March 23, 2018. The court dismissed certain allegedly false or misleading statements as nonactionable under federal securities laws and allowed others to proceed to fact discovery.  On July 23, 2018, lead plaintiff filed his motion for class certification. The defendants filed their memorandum of law in opposition to class certification on October 5, 2018. The court scheduled a hearing on the class certification motion for February 28, 2019.  On May 10, 2019, the parties filed a notice of settlement informing the court that a settlement in principle of the case had been reached.  On July 12, 2019, lead plaintiff and Plaintiff Chris B. Hendley filed an unopposed motion for (1) preliminary approval of the class action settlement; (2) certification of the settlement class; and (3) approval of notice to the settlement class.  Also, on July 12, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which (along with its exhibits) sets forth in detail the settlement terms, which include releases of the claims asserted against the defendants.  On December 11, 2019, the Court approved the settlement described in the Stipulation.  The settlement required payment of $21.0 million, which amount the company’s insurer deposited in the escrow account described in the Stipulation.  This amount was recorded on the company’s Condensed Consolidated Balance Sheet as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.  At the satisfaction of all requirements under the Stipulation in January 2020 the ‘Recovery from legal settlement in principle’ and ‘Accrued legal settlement’ amounts (both recorded on the Condensed Consolidated Balance Sheets) were de-recognized on the company’s Condensed Consolidated Balance Sheet.

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

On September 26, 2019, the parties to the consolidated federal derivative action filed a Notice of Settlement in Principle and Joint Status Report.  On September 30, 2019, the court entered an order staying all deadlines and proceedings, except those that are settlement-related, and ordered the parties to file the settlement documents no later than October 28, 2019.  On October 28, 2019, the parties executed a stipulation of settlement, which the plaintiffs filed with the court along with a motion for preliminary approval of the settlement.  The settlement terms include certain governance reforms, releases of the claims asserted against the defendants, and the payment by the company’s insurer of $1.3 million in attorneys’ fees, expenses, and service awards (the “Fee Award”) to the plaintiffs’ counsel.  On February 26, 2020, the court granted judgment approving the consolidated federal derivative action settlement and Fee Award.  The judgment became final on March 27, 2020.  Pursuant to the stipulation of settlement, once the judgment dismissing the consolidated federal derivative action became final, the plaintiffs in the consolidated state derivative action voluntarily dismissed that action with prejudice on April 2, 2020.  The Fee Award was recorded on the company’s Condensed Consolidated Balance Sheet as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Condensed Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer. At the satisfaction of all requirements under the Fee Award in early April 2020, the ‘Recovery from legal settlement in principle’ and ‘Accrued legal settlement’ amounts (both recorded on the Condensed Consolidated Balance Sheets) were de-recognized on the company’s Condensed Consolidated Balance Sheets.

See Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the company’s commitments.

15. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net income	$57,919	$53,095	$52,147	$118,961
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,780	211,685	211,766	211,517
Basic earnings per common share	$0.27	$0.25	$0.25	$0.56
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,780	211,685	211,766	211,517
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	504	272	426	407
Diluted weighted average shares outstanding for common stock	212,284	211,957	212,192	211,924
Diluted earnings per common share	$0.27	$0.25	$0.25	$0.56

There were no anti-dilutive shares and 334,820 anti-dilutive shares during the twelve and twenty-eight weeks ended July 11, 2020, respectively, and there were 54,360 and 65,390 anti-dilutive shares during the twelve and twenty-eight weeks ended July 13, 2019, respectively.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  The 2017 award, which vested in fiscal 2019, vested at 153% of target.  No awards vested during the twenty-eight weeks ended July 11, 2020.

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$21.58
5/23/2019	11	3/1/2022	$27.23
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$25.00
4/19/2020	8	2/28/2023	$23.14

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2017 award, which vested in fiscal 2019, actual attainment was 75% of ROI Target.  No awards vested during the twenty-eight weeks ended July 11, 2020.

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$18.29
5/23/2019	11	3/1/2022	$23.08
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$21.74
4/19/2020	8	2/28/2023	$23.14

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 11, 2020 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 28, 2019	662	$20.16
Initial grant at target	678	$23.34
Vested	—	$—
Forfeited	(72)	$20.69
Nonvested shares at July 11, 2020	1,268	$21.82

As of July 11, 2020, there was $19.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.31 years. The total intrinsic value of shares vested during the twenty-eight weeks ended July 13, 2019 was $18.6 million.  There were no shares that vested during the twelve and twenty-eight weeks ended July 11, 2020.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	244	Equally over 3 years	$18.29
5/23/2019	43	5/23/2023	$23.08
12/29/2019	219	Equally over 3 years	$21.74

The TBRSU Shares activity for the twenty-eight weeks ended July 11, 2020 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 28, 2019	270	$19.06
Vested	(74)	$18.29
Granted	219	$21.74
Forfeitures	(16)	$20.20
Nonvested shares at July 11, 2020	399	$20.63	2.23	$6,425

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting (thousands)	Tax Benefit	Fair Value at Vesting
2019	2020	$55	$57	$1,584

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During fiscal 2020, non-employee directors elected to receive, and were granted, an aggregate grant of 2,299 common shares for board retainer deferrals pursuant to the Omnibus Plan.  During the first quarter of fiscal 2020, 2,707 common shares were vested and deferred.   A total of 4,660 common shares that were previously vested and deferred were issued for board retainer deferrals.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period. During fiscal 2019, non-employee directors received an aggregate of 46,240 shares, of which 17,340 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the twelve weeks ended July 11, 2020.  During fiscal 2020, non-employee directors received 39,900 shares for their annual grant pursuant to the Omnibus Plan. During the twenty-eight weeks ended July 11, 2020, non-employee directors received 15,979 shares of previously deferred annual grant awards.

The deferred stock activity for the twenty-eight weeks ended July 11, 2020 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 28, 2019	49	$22.31
Vested	(49)	$22.31
Granted	42	$22.76
Nonvested shares at July 11, 2020	42	$22.76	0.85	$805

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 11, 2020	July 13, 2019
Performance-contingent restricted stock awards	$1,985	$508
TBRSU Shares	703	354
Deferred and restricted stock	254	270
Total stock-based compensation	$2,942	$1,132

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019
Performance-contingent restricted stock awards	$4,599	$2,865
TBRSU Shares	1,650	802
Deferred and restricted stock	587	644
Total stock-based compensation	$6,836	$4,311

17. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 11, 2020 compared to accounts at December 28, 2019 (amounts in thousands):

	July 11, 2020	December 28, 2019
Current liability	$926	$29,380
Noncurrent liability	$14,280	$14,328
Accumulated other comprehensive loss, net of tax	$4,060	$107,678

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the third quarter of fiscal 2019, the company offered Plan No. 1 participants the option to receive an annuity purchased from an insurance carrier or a lump sum cash payment.  During the first quarter of fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases.  This was made up of a $1.4 million cash contribution and an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million which has been fully reserved for and is expected to be unwound, at which time it will be converted to a contribution, by the end of the third quarter of fiscal 2020.  Additionally, the company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying plan benefits on May 1, 2020.  The company recognized $116.2 million of non-cash pension termination charges, made up of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, in our Condensed Consolidated Statements of Income during the first quarter of fiscal 2020. The company recognizes settlement accounting charges in years when lump sums paid during that year exceed the sum of the plan’s service and interest costs.  Settlement accounting accelerates recognition of a plan’s unrecognized net gain or loss.  There were no settlement charges recorded during the twenty-eight weeks ended July 13, 2019.

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

The company contributed $1.4 million during our first quarter of fiscal 2020 to Plan No. 1 in connection with the termination of Plan No. 1, as described above.  There were no contributions made by the company to any plan during the first or second quarter of fiscal 2019. We expect to contribute $2.5 million during the third quarter of fiscal 2020 to Plan No. 2.

Additionally, in March 2020, the company provided a short-term, interest-free loan to Plan No. 1 of $5.0 million.  The loan has been fully reserved for and is expected to be unwound, at which time it will be converted to a contribution, by the end of the third quarter of fiscal 2020.  There was no net impact to either the Condensed Consolidated Balance Sheet or Condensed Consolidated Statements of Income on July 11, 2020 as a result of the interest-free loan.  This loan provides Plan No. 1 with incremental liquidity to pay ongoing benefits and administrative costs. The entire principal amount of this loan is due by December 31, 2020. The loan is unsecured, and the company has no recourse against Plan No. 1 to demand prepayment.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Service cost	$197	$163	$462	$378
Interest cost	228	2,752	1,651	6,425
Expected return on plan assets	(415)	(3,957)	(3,104)	(9,233)
Settlement and curtailment loss	—	—	116,207	—
Amortization of prior service cost	13	89	88	208
Amortization of net loss	126	1,638	1,493	3,822
Total net periodic pension cost	$149	$685	$116,797	$1,600

The components of net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefits expense line item on our Condensed Consolidated Statements of Income.

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Service cost	$65	$65	$152	$153
Interest cost	46	69	106	160
Amortization of prior service credit	(1)	(9)	(2)	(22)
Amortization of net gain	(69)	(63)	(161)	(149)
Total net periodic postretirement cost	$41	$62	$95	$142

The components of net periodic postretirement benefits cost other than the service cost are included in the other components of net periodic pension and postretirement benefits expense line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“401(k) plan”) covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Total cost and employer contributions	$6,593	$6,370	$15,222	$14,873

18. INCOME TAXES

The company’s effective tax rate for twenty-eight weeks ended July 11, 2020 and July 13, 2019 was 24.0% and 23.3%, respectively.  The increase in the rate was primarily due to reduced windfalls on stock-based compensation in the current year, and state tax credits recorded discretely in 2019.  During the twenty-eight weeks ended July 11, 2020, the primary differences in the effective rate and the statutory rate were state income taxes.

During the twenty-eight weeks ended July 11, 2020, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of July 11, 2020, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 11, 2020, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

On July 17, 2020, the company implemented organizational structure changes designed to increase focus on brand growth, product innovation, and improving our cake business. Actions taken include consolidating of the company’s Fresh Packaged Bread business unit and Specialty/Snacking business unit into a single function responsible for all brands, establishing a stand-alone innovation function, creating a new position to focus exclusively on improving cake plant operations, and repositioning the foodservice business from the Snacking/Specialty BU to the sales function.

The company has eliminated approximately 250 positions across different departments and job levels to better balance the resources required to support the company’s business.  A few eliminated positions were included in a VSIP that resulted in the recognition of $1.3 million of expenses during the second quarter of fiscal 2020.  The remaining eliminated positions are a reduction in force that will be recognized in the company’s third quarter of fiscal 2020 and is expected to be between approximately $6.8 million and $7.2 million.  We anticipate additional costs as the new structure is implemented but, the additional costs cannot be reasonably estimated at this time.

The company anticipates remaining a single operating segment for financial reporting purposes as we move to the new organization structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 11, 2020 should be read in conjunction with the Form 10-K, Part II, Item 1A., Risk Factors, of the First Quarter Form 10-Q, and Part II, Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

•

COVID-19 – On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic shift in consumer buying patterns as a result of the COVID-19 pandemic, we have experienced significant demand for our branded retail products resulting in significant sales increases and growth in income from operations during the twelve and twenty-eight weeks ended July 11, 2020 compared to the same period in the prior year.  For additional details on the impact of the COVID-19 pandemic to our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

•

Conversion of our Lynchburg, Virginia bakery to organic production — During the first quarter of fiscal 2020, we began the conversion our Lynchburg, Virginia bakery to an all-organic production facility.  Upon completion, the converted facility is expected to increase production capacity of our Dave’s Killer Bread (“DKB”) products, allowing the company to better serve east coast markets with fresher product and reduce distribution costs.  We incurred start-up costs related to the conversion of approximately $1.5 million and $3.2 million for the twelve and twenty-eight weeks ended July 11, 2020, respectively, and these costs are included in materials, supplies, labor and other production costs in our Condensed Consolidated Statements of Income. We anticipate incurring additional start-up costs of approximately $1.5 million to $2.0 million and expect the bakery will resume production in the third quarter of fiscal 2020.

•

Product recall – On July 9, 2019, we issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  We incurred costs related to lost production time, scrapped inventory, and product removal, among other costs, of approximately $0.5 million during the second quarter of fiscal 2019.

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

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Project Centennial consulting costs	$5,584	$—	$8,976	$—	Note 3
Restructuring and related impairment charges	10,535	2,047	10,535	2,765	Note 3
Recovery on inferior ingredients	—	—	—	(413)	Note 1
Canyon acquisition costs	—	—	—	22
Legal settlements (recovery)	—	(1,286)	3,220	(1,136)	Note 14
Executive retirement agreement	—	(568)	—	763
Pension plan settlement and curtailment loss	—	—	116,207	—	Note 17
Other pension plan termination costs	—	—	133	—
	$16,119	$193	$139,071	$2,001

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of this multi-year project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project during the twelve and twenty-eight weeks ended July 11, 2020 were $5.6 million and $9.0 million, respectively, and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect these costs to be approximately $5.5 million to $6.5 million for the remainder of fiscal 2020. There were no consulting costs associated with the project during the twenty-eight weeks ended July 13, 2019.

•

Restructuring and related impairment charges – The following table details restructuring charges recorded during the twelve and twenty-eight weeks ended July 11, 2020 and July 13, 2019 (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Employee termination benefits and other cash charges	$1,265	$796	$1,265	$984
Property, plant and equipment impairments	4,634	1,251	4,634	1,781
Trademark impairments	4,636	—	4,636	—
Total restructuring and related impairment charges	$10,535	$2,047	$10,535	$2,765

The company continues to evaluate its organizational structure in an effort to increase its focus on brand growth and product innovation and improve its cake operations, as discussed further in the “Project Centennial” section below.  The organizational structure changes resulted in $1.3 million of employee termination benefits charges related to a voluntary employee separation plan (the “VSIP”) in the second quarter of fiscal 2020. Additionally, early in the third quarter of fiscal 2020, the company announced and recognized charges related to an involuntary reduction-in-force plan of approximately $6.8 million to $7.2 million. The VSIP and reduction-in-force plans together eliminated approximately 250 positions across different departments and job levels and the related payments are anticipated to be made by the end of fiscal 2020.

Also, during the second quarter of fiscal 2020, the company entered into a contract to sell three closed bakeries currently included in assets held for sale and certain idle equipment at other bakeries, resulting in the recognition of $4.6 million of impairment charges.  The sale is anticipated to be completed during the third quarter of fiscal 2020.  Additionally, in order to optimize sales and production of our organic products, the company has decided to cease using the Alpine Valley brand, a finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of fiscal 2020.

In the prior year, restructuring charges primarily consisted of asset impairments related to a closed bakery included in assets held for sale, manufacturing line closures, and severance and employee relocation costs.  We continue to explore additional opportunities to streamline our core operations, but as of July 11, 2020 we are unable to estimate the expected costs to be incurred for this initiative.

•

Recovery on inferior ingredients – Beginning in the second quarter of fiscal 2018 and continuing through the fourth quarter of fiscal 2019, we recognized identifiable and measurable costs associated with receiving inferior ingredients.  During the twelve and twenty-eight weeks ended July 13, 2019, we recognized $0.1 million and $1.4 million, respectively, for these costs and received reimbursements of previously incurred costs in the amount of $0.1 million and $1.8 million, respectively.  No losses or recoveries of inferior ingredients were incurred or received during the twelve and twenty-eight weeks ended July 11, 2020. We continue to seek recovery of all losses through appropriate means.

•

Legal settlements – Through the second quarters of fiscal 2020 and 2019, we reached agreements to settle distributor-related litigation, including plaintiffs’ attorney fees, in the aggregate amount of $3.2 million and $0.15 million, respectively.  Additionally, during the second quarter of fiscal 2019, we recorded a benefit of $1.3 million related to an adjustment of a prior year settlement based on the final amount paid. These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

•

Pension plan termination – On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the third quarter of fiscal 2019, the company offered Plan No. 1 participants the option to receive an annuity purchased from an insurance carrier or a lump sum cash payment.  During the first quarter of fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases.  Of this amount, $1.4 million was a cash contribution and $5.0 million is a loan to Plan No. 1 which has been fully reserved for and is expected to be unwound by the end of the third quarter of fiscal 2020.  Additionally, the company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company in order to purchase a group annuity contract which began paying pension plan benefits May 1, 2020.  The company recognized $116.2 million of non-cash pension termination charges, comprised of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, and an additional $0.1 million of cash charges for other pension termination costs in our Condensed Consolidated Statements of Income during the first quarter of fiscal 2020.  As of March 20, 2020, Plan No. 1 has been terminated and reflects no unfunded liability.  No settlement charges were recorded in the first half of fiscal 2019.

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the U.S. We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  We are focused on opportunities for growth within the grain-based foods category and seek to have our products available wherever bakery foods are consumed or sold — whether in homes, restaurants, fast food outlets, institutions, supermarkets, convenience stores, or vending machines.  We manage our business as one operating segment.

Highlights

•	Major brands include Nature’s Own, DKB, Wonder, Canyon Bakehouse, Mrs. Freshley’s, and Tastykake.
•

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source:  IRI Total US MultiOutlet+C-Store L52 Weeks Ending 7/12/20)

•	Retail sales comprised 80.6% of total sales for the first half of fiscal 2020 and non-retail and other sales comprised 19.4%.
•	We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

We utilize a DSD distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributors to retail and foodservice customers with access to more than 85% of the U.S. population.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has significantly impacted our business operations and results of operations during the first half of fiscal 2020, as further described under “Results of Operations” and “Liquidity and Capital Resources” below.  The resulting dramatic changes in consumer buying patterns has led to an overwhelming increase in demand for our retail products and substantial growth in income from operations. Sales through our non-retail category, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing, have declined significantly during the pandemic.  The volume losses in the non-retail category exceeded the volume gains in the retail category.

Additionally, in recognition and support of our frontline workers, we paid $6.2 million in one-time bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers during the first quarter of fiscal 2020.  These appreciation bonuses are in addition to the company’s annual bonus program, in which all Flowers employees participate.

On April 14, 2020, we temporarily ceased production at our Tucker, Georgia bakery and on July 9, 2020, we temporarily ceased production at our Savannah, Georgia bakery.  Both closures were due to an increase in the number of confirmed COVID-19 cases at these bakeries and an increase in number of workers self-quarantining.  Production resumed at the Tucker bakery on April 27, 2020 and at the Savannah Bakery on July 17, 2020.  While our other bakeries were able to assist with meeting production needs, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be impacted by decreases in foodservice and other non-retail outlets sales.  Foodservice sales are likely to remain under pressure until the restaurant industry returns to more normal operations.  We cannot predict the timing and speed of the foodservice industry recovery, and any delay in the recovery could significantly impact our future results.  We continue to actively monitor the collectability of our trade accounts receivables, including our foodservice customers in particular, and recorded additional bad debt allowances of $2.7 million in the first quarter of fiscal 2020.  Future losses may be realized if more customers are forced into financial distress or bankruptcy and cannot pay us or their other suppliers on a timely basis or at all.

We continue to actively monitor the global outbreak and spread of COVID-19 and are taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through the implementation of additional procedures at each of our locations to comply with U.S. Centers for Disease Control and Prevention (CDC) suggestions.  These procedures and actions include, but are not limited to, monitoring the symptoms of employees as shifts start, using personal protective equipment, maintaining (where possible) six feet of distancing, and other considerations.  Certain non-production employees have also been working remotely to mitigate contact between personnel.  A non-essential travel and visitors ban was also implemented as a way to reduce potential exposure. We are considering the options available to us under the Families First Coronavirus Response Act (“FFCRA Act”) and Coronavirus Aid, Relief, and Economic Security Act (“CARES ACT”) and, as of the beginning of the second quarter of fiscal 2020, we began taking advantage of deferrals of certain payroll tax payments in accordance with the CARES Act. In addition, we continue to evaluate the impact of certain tax credits that are available under these Acts.  We have also taken advantage of the deferral of Federal income tax payments made available under an emergency declaration on March 13, 2020. Although we anticipate both sales and income from operations to normalize over time, we cannot currently estimate when this will occur.  The evolving COVID-19 pandemic could continue to impact our results of operations and liquidity; the operations of our suppliers, vendors, and customers; and our employees as a result of health concerns, quarantines, facility closures, and travel and logistics restrictions.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 5.1% for the twelve weeks ended July 11, 2020 compared to the same quarter in the prior year primarily due to a significant rise in demand for our branded retail products due to the COVID-19 pandemic causing a positive shift in mix.  Additionally, decreased promotional activity and decreased product returns in the current quarter contributed to the increase. Considerable volume declines in non-retail sales caused by the pandemic and decreased volume for store branded retail products partially offset the increase.

For the twenty-eight weeks ended July 11, 2020, sales increased 6.1% compared to the same period in the prior year primarily due to a positive shift in mix resulting from a significant demand for our branded retail products combined with reduced promotional activity and fewer product returns.  Partially offsetting the increase were substantial declines in our non-retail sales which have been negatively impacted by lower foodservice sales due to restaurant closings or limited capacity restrictions experienced by these customers during the ongoing pandemic.

Net income for the twelve weeks ended July 11, 2020 increased 9.1% primarily due to increased sales as a result of the COVID-19 pandemic combined with lower ingredient and packaging costs, partially offset by higher restructuring and related impairment charges, Project Centennial consulting costs, and employee incentive costs and increased marketing investments in the current quarter.

Net income was $52.1 million for the twenty-eight weeks ended July 11, 2020, a decrease of 56.2% as compared to the same period in the prior year, primarily due to recognizing non-cash pension plan termination costs of $116.2 million in connection with the termination of Plan No. 1, partially offset by significant sales increases, largely resulting from the COVID-19 pandemic and decreased ingredient and packaging costs.  Increased employee compensation costs, including appreciation bonuses paid to frontline workers, restructuring and related impairment charges, legal settlements, and consulting costs, combined with start-up costs for the Lynchburg, Virginia bakery conversion, also contributed to the decrease in net income year over year.

During the twenty-eight weeks ended July 11, 2020, we generated net cash flows from operations of $275.8 million and invested $46.6 million in capital expenditures.  Additionally, we paid $82.6 million in dividends to our shareholders and increased our total indebtedness by $142.5 million.  During the first quarter of fiscal 2020, we borrowed an additional $200.0 million under our senior unsecured revolving credit facility (the “credit facility”). Although we do not have any presently anticipated need for this additional liquidity, we decided to borrow this additional amount to ensure future liquidity given the significant impact on global financial markets and economies as a result of the COVID-19 outbreak.  During the second quarter of fiscal 2020, the company made net debt repayments of $61.3 million.  During the twenty-eight weeks ended July 13, 2019, we generated net cash flows from operations of $208.1 million, invested $47.4 million in capital expenditures, paid $79.6 million in dividends to our shareholders and reduced our total indebtedness by $86.8 million.

Project Centennial - Strategic Initiatives and Update on Progress

In June of 2016, the company launched Project Centennial, an enterprise-wide business and operational review to evaluate opportunities to streamline our operations, drive efficiencies, and invest in strategic capabilities that we believe will strengthen our competitive position and help us achieve our long-term objectives to build value for our shareholders. The company has been executing on the following strategic priorities with a focus on targeting the optimal portfolio to promote margin accretive growth and tailoring the network and resources required to support and grow the portfolio going forward:

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

In fiscal 2020, the company:

•

Further refined its organizational structure to better align with our strategic priority to be brands-focused by consolidating the existing two business units - Fresh Packaged Bread and Snacking/Specialty – into a single function.

•	Established the role of chief brand officer who is responsible for managing all Flowers’ brands, as well as its revenue management, shopper marketing, and brand partnership programs.
•	Named a president of cake operations who will focus exclusively on improving profitability of cake operations.
•	Continued to streamline our brand assortment in key retail categories.
•	Augmented sales growth with new product introductions of Nature’s Own Brioche style buns, and DKB hamburger buns.
•	Began converting its Lynchburg, Virginia facility to organic production to support growing sales of organic products and lower transportation costs.
•	Made enhancements to our digital marketing strategy to capture e-commerce benefits as consumers move to more online shopping.
•	Updated its incentive compensation framework to continue recruitment and development of our executive team.
•	Announced a VSIP and a reduction-in-force plan as part of its effort to restructure and streamline operations.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 11, 2020 and July 13, 2019, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019	Dollars	%
Sales	$1,025,861	$975,759	100.0	100.0	$50,102	5.1
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	506,033	508,552	49.3	52.1	(2,519)	(0.5)
Selling, distribution and administrative expenses	396,904	359,497	38.7	36.8	37,407	10.4
Restructuring and related impairment charges	10,535	2,047	1.0	0.2	8,488	NM
Depreciation and amortization	33,180	33,329	3.2	3.4	(149)	(0.4)
Income from operations	79,209	72,334	7.7	7.4	6,875	9.5
Other components of net periodic pension and postretirement benefits (credit) expense	(72)	519	(0.0)	0.1	(591)	NM
Interest expense, net	2,869	2,769	0.3	0.3	100	3.6
Income tax expense	18,493	15,951	1.8	1.6	2,542	15.9
Net income	$57,919	$53,095	5.6	5.4	$4,824	9.1
Comprehensive income	$55,277	$65,527	5.4	6.7	$(10,250)	(15.6)

NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 11, 2020 and July 13, 2019, respectively, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019	Dollars	%
Sales	$2,375,305	$2,239,654	100.0	100.0	$135,651	6.1
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,176,906	1,160,693	49.5	51.8	16,213	1.4
Selling, distribution and administrative expenses	918,939	835,546	38.7	37.3	83,393	10.0
Restructuring and related impairment charges	10,535	2,765	0.4	0.1	7,770	NM
(Recovery) on inferior ingredients	—	(413)	—	(0.0)	413	NM
Depreciation and amortization	77,843	78,148	3.3	3.5	(305)	(0.4)
Income from operations	191,082	162,915	8.0	7.3	28,167	17.3
Other components of net periodic pension and postretirement benefits expense	71	1,211	0.0	0.1	(1,140)	NM
Pension plan settlement loss	116,207	—	4.9	—	116,207	NM
Interest expense, net	6,183	6,593	0.3	0.3	(410)	(6.2)
Income tax expense	16,474	36,150	0.7	1.6	(19,676)	(54.4)
Net income	$52,147	$118,961	2.2	5.3	$(66,814)	(56.2)
Comprehensive income	$149,633	$121,270	6.3	5.4	$28,363	23.4

NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED JULY 11, 2020 COMPARED TO TWELVE WEEKS ENDED JULY 13, 2019

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019	Dollars	%
Branded retail	$689,481	$585,886	67.2	60.0	$103,595	17.7
Store branded retail	145,160	162,843	14.2	16.7	(17,683)	(10.9)
Non-retail and other	191,220	227,030	18.6	23.3	(35,810)	(15.8)
Total	$1,025,861	$975,759	100.0	100.0	$50,102	5.1

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	8.4
Volume	(3.3)
Total percentage change in sales	5.1

Sales increases quarter over quarter were primarily due to a significant rise in demand for our branded retail products caused by the COVID-19 pandemic, which resulted in a positive shift in mix from non-retail and store-branded retail sales to branded retail sales.  Reduced promotional activity and a reduction in product returns also contributed to the sales increase.  Partially offsetting the increase were substantial volume declines in the non-retail and other sales category, most notably, foodservice sales.  The pandemic has continued to disrupt business for most of our foodservice customers as restaurants were temporarily closed for a period of time during the current quarter.  Although many of our foodservice customers have been able to reopen, they are subject to capacity restrictions and other limiting factors which has negatively impacted our sales to those customers.  We expect these trends to continue while the pandemic is ongoing, although we expect the sales growth in branded retail to moderate as shopping patterns continue to return to normal.

Branded retail sales increased significantly due to the COVID-19 pandemic as discussed above.  Sales of traditional loaf branded breads, led by our Nature’s Own and Wonder brands, and sales of DKB organic products contributed most significantly to the increase.  Increased sales of branded cake and Canyon Bakehouse gluten-free products also contributed to the overall growth in branded retail sales.  New product introductions during the second quarter, including Nature’s Own Brioche style hamburger buns and DKB hamburger buns, among others, also contributed to the sales growth. The decrease in store branded retail sales resulted from lost store branded breakfast bread business and volume declines for other store branded products as these sales have shifted to branded retail sales.  As discussed above, significant volume losses drove the decrease in non-retail and other sales, with our foodservice customers experiencing the greatest declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 11, 2020 % of Sales	July 13, 2019 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	27.0	29.3	(2.3)
Workforce-related costs	14.5	15.0	(0.5)
Other	7.8	7.8	—
Total	49.3	52.1	(2.8)

Costs as a percent of sales were considerably lower quarter over quarter as the ongoing COVID-19 pandemic resulted in positive shifts in mix from non-retail and store-branded retail products to branded retail products.  Partially offsetting the lower costs were $1.5 million of start-up costs incurred with the ongoing conversion of our Lynchburg, Virginia facility to an organic bakery and these costs were largely workforce-related.  We currently anticipate the conversion to be complete during the third quarter of fiscal 2020.  Ingredient and packaging costs were much lower as percent of sales due to the positive shift in mix and a reduction in product returns, both discussed above, combined with a decrease in production volumes quarter over quarter.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 11, 2020 % of Sales	July 13, 2019 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.2	10.4	0.8
Distributor distribution fees	15.4	14.8	0.6
Other	12.1	11.6	0.5
Total	38.7	36.8	1.9

Higher employee incentive costs drove the increase in workforce-related costs as a percent of sales quarter over quarter. The increase in distributor distribution fees as a percent of sales was primarily driven by the shift in product mix, which resulted in a larger portion of our sales being made through IDPs.  Consulting costs associated with Project Centennial and increased investments in marketing in the current quarter were partially offset by reduced transportation and travel and entertainment costs all of which are included in the Other line item in the table above.  Project Centennial consulting costs were $5.6 million in the current quarter and we currently expect these costs to be approximately $5.5 million to $6.5 million for the remainder of fiscal 2020.

Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent quarter over quarter.

Income from Operations

Income from operations increased as a percent of sales for the twelve weeks ended July 11, 2020 compared to the twelve weeks ended July 13, 2019 largely due to significant sales increases from positive price/mix caused by the COVID-19 pandemic.  Higher restructuring and related impairment charges in the current quarter, combined with higher selling, distribution and administrative expenses discussed above, partially offset the overall improvement in income from operations.

Net Interest Expense

Net interest expense for the current quarter was relatively consistent with the prior year quarter as a percent of sales.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 11, 2020 was 24.2% compared to 23.1% in the prior year quarter.  The increase in the rate quarter over quarter primarily resulted from recognizing a discrete tax benefit in the prior year quarter for state tax credits.  This adjustment reduced our tax rate in the prior year quarter by 1.5%.

For the current quarter, the primary differences in the effective rate and the statutory rate were state income taxes.  The CARES ACT did not have a material impact on the effective tax rate for the second quarter of fiscal 2020 and there is no anticipated material impact on the effective tax rate in future periods.  The primary differences in the effective rate and statutory rate for the prior year quarter were state income taxes and state tax credits booked discretely.

As discussed above, we have also taken advantage of the deferral of Federal income tax payments made available under an emergency declaration issued on March 13, 2020.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives, net of the increase net income.

TWENTY-EIGHT WEEKS ENDED JULY 11, 2020 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 13, 2019

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019	Dollars	%
Branded retail	$1,579,811	$1,343,338	66.5	60.0	$236,473	17.6
Store branded retail	335,352	353,896	14.1	15.8	(18,544)	(5.2)
Non-retail and other	460,142	542,420	19.4	24.2	(82,278)	(15.2)
Total	$2,375,305	$2,239,654	100.0	100.0	$135,651	6.1

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	7.2
Volume	(1.1)
Total percentage change in sales	6.1

Sales increased significantly year over year primarily due to a significant rise in demand for our branded retail products caused by the ongoing COVID-19 pandemic, which resulted in a positive shift in mix from non-retail sales to branded retail sales.  A reduction in product returns in the current year also positively impacted sales.  Substantial volume declines for non-retail and other sales partially offset the overall increase.  At the onset of the pandemic in the U.S., business was disrupted for most of our non-retail customers, most significantly foodservice customers, and many had to close or greatly reduce their operations.  Although many of our foodservice customers have been able to reopen, they are subject to capacity restrictions and other limiting factors, which are continuing to negatively impact our non-retail sales.  We expect these trends to continue while the pandemic is ongoing, although we expect the sales growth to continue to moderate as away-from-home dining returns to more normal levels.

Branded retail sales increased significantly due to the COVID-19 pandemic as discussed above.  In order to quickly meet heightened customer and consumer demand for traditional branded loaf breads and buns at the start of the pandemic, we streamlined our product offerings and focused production on certain high-demand items.  While panic-buying and stock-up shopping patterns appear to have subsided, the shift to at-home consumption remained elevated through the second quarter and continued to favorably impact sales of our traditional branded loaf breads and buns. Additionally, DKB organic breads, buns, and breakfast items, Canyon Bakehouse gluten-free products, and branded cake contributed to the overall growth in branded retail sales.  The decrease in store branded retail sales resulted from lost store branded breakfast bread business in the second half of the prior year and volume declines for other store-branded products as consumers shifted to branded retail products.  As discussed above, significant volume losses drove the decrease in non-retail and other sales, with our foodservice customers experiencing the greatest declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 11, 2020 % of sales	July 13, 2019 % of sales	(Decrease) as a % of sales
Ingredients and packaging	27.1	29.2	(2.1)
Workforce-related costs	14.8	15.0	(0.2)
Other	7.6	7.6	—
Total	49.5	51.8	(2.3)

Overall, costs were considerably lower year over year as a percent of sales as the COVID-19 pandemic resulted in positive shifts in mix from non-retail and store-branded retail products to branded retail products, as well as a reduction in product returns.  Partially offsetting the lower costs were $4.1 million of appreciation bonuses paid to frontline workers and $3.2 million of start-up costs incurred with the ongoing conversion of our Lynchburg, Virginia plant to an organic bakery.  We currently anticipate the conversion to be complete during the third quarter of fiscal 2020.  Ingredient and packaging costs were significantly lower as percent of sales due to the positive shift in mix and decrease in product returns, both discussed above.  Additionally, lower prices for organic and non-organic flour, bread bags, and corrugated packaging contributed to the improvement, partially offset by higher prices for yeast and mixes.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 11, 2020 % of sales	July 13, 2019 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.3	10.8	0.5
Distributor distribution fees	15.4	14.8	0.6
Other	12.0	11.7	0.3
Total	38.7	37.3	1.4

Workforce-related costs were higher in the current year as a percent of sales compared to the prior year due to higher employee incentive costs, including $2.1 million of appreciation bonuses paid to frontline workers as a result of the COVID-19 pandemic. Distributor distribution fees increased considerably as a percent of sales due to the shift in sales mix, which resulted in a larger portion of our sales being made through IDPs.  Consulting costs associated with Project Centennial in the current year and increased legal and marketing expenses were somewhat offset by reduced transportation and travel and entertainment costs, all of which are included in the Other line item in the table above.  Project Centennial consulting costs were $9.0 million in the current year and we currently expect these costs to be approximately $5.5 million to $6.5 million for the remainder of fiscal 2020.  Legal settlements recorded in the current year were $3.2 million as compared to a net benefit of $1.1 million in the prior year.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Restructuring and Related Impairment Charges and Recovery on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent year over year.

Income from Operations

The growth in income from operations year over year as a percent of sales resulted largely from significant sales increases due to positive price/mix caused by the COVID-19 pandemic.  Increased restructuring and related impairment charges in the current year as well as higher selling, distribution, and administrative expenses, as discussed above, partially offset the overall increase.

Pension Plan Settlement and Curtailment Loss

We recognized $116.2 million of non-cash pension plan termination charges in the first quarter of fiscal 2020 comprised of a settlement charge of $111.9 million and a curtailment loss of $4.3 million as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense for the current year was relatively consistent with the prior year as a percent of sales.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 11, 2020 was 24.0% compared to 23.3% in the prior year.  The increase in the rate year over year was primarily due to the reduced windfalls on the vesting of stock-based compensation awards in the current year, and state tax credits recorded discretely in the prior year.

For the current year, the primary differences in the effective rate and statutory rate were state income taxes. The CARES Act did not have a material impact on the effective tax rate for the first half of fiscal 2020 and there is no anticipated material impact on the effective tax rate in future periods.  The primary differences in the effective rate and statutory rate for the prior year were state income taxes and windfalls on stock-based compensation.

As discussed above, we have also taken advantage of the deferral of Federal income tax payments made available under an emergency declaration issued on March 13, 2020.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from recognizing the pension settlement and curtailment loss in earnings in conjunction with the pension plan termination, net of the decrease in net earnings and changes in the fair value of derivatives.

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

The situation surrounding COVID-19 remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company has total available liquidity of $777.2 million as of July 11, 2020, consisting of cash on hand and the available balances under our credit facility and accounts receivable securitization facility (the “facility”).

In light of the potential risks associated with the pandemic, the company has taken actions to safeguard its capital position. During the first quarter of fiscal 2020, we borrowed an additional $200.0 million under our credit facility. We borrowed this additional amount out of an abundance of caution to ensure future liquidity given the significant impact on global financial markets and economies as a result of the COVID-19 outbreak. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

Liquidity Discussion for the Twenty-Eight Weeks Ended July 11, 2020 and July 13, 2019

The pandemic presents potential new risks to the company’s business. Although there has been no material adverse impact on the company’s results of operations for the twenty-eight weeks ended July 11, 2020, we considered various potential COVID-19-related business risks.  Those potential risks include foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

Cash and cash equivalents were $299.6 million at July 11, 2020 compared to $11.0 million at December 28, 2019, an increase of $288.5 million as a result of the increased liquidity risk discussed above. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 11, 2020	July 13, 2019	Change
Cash provided by operating activities	$275,794	$208,057	$67,737
Cash disbursed for investing activities	(35,779)	(45,744)	9,965
Cash provided by (disbursed for) financing activities	48,503	(177,850)	226,353
Total change in cash	$288,518	$(15,537)	$304,055

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	Change
Depreciation and amortization	$77,843	$78,148	$(305)
Restructuring and related impairment charges	9,270	1,781	7,489
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,355	(4,255)	5,610
Allowances for accounts receivable	9,245	6,554	2,691
Stock-based compensation	6,836	4,311	2,525
Deferred income taxes	(30,079)	7,521	(37,600)
Pension and postretirement plans cost	116,892	1,741	115,151
Other non-cash items	2,151	1,768	383
Net non-cash adjustment to net income	$193,513	$97,569	$95,944

•	Refer to the Restructuring and related impairment charges and Pension plan termination discussions in the “Matters Affecting Comparability” section above for additional information.
•	The change in deferred income taxes was primarily due to the termination of Plan No. 1.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	Change
Changes in accounts receivable, net	$(49,803)	$(29,581)	$(20,222)
Changes in inventories, net	1,097	(904)	2,001
Changes in hedging activities, net	(7,279)	1,950	(9,229)
Changes in other assets and accrued liabilities, net	68,929	11,495	57,434
Changes in accounts payable, net	18,615	8,567	10,048
Qualified pension plan contributions	(1,425)	—	(1,425)
Net changes in working capital and pension plan contributions	$30,134	$(8,473)	$38,607

•	Changes in accounts receivable, inventories, and accounts payable resulted from sales increases.
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances year over year and changes in deferred gains recorded in conjunction with the sale of distribution rights to IDPs.  Changes in employee compensation accruals, changes in legal accruals, and changes in payroll and income taxes payable resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2020 and fiscal 2019, we paid $18.6 million and $7.9 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.2 million and $1.2 million was paid during the first quarter of fiscal 2020 and fiscal 2019, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the twenty-eight weeks ended July 11, 2020, we recognized and paid $3.2 million of legal settlements.  In the prior year, we paid $7.9 million of legal settlements, all of which had been accrued for in prior periods. Under the CARES Act, the company expects to defer an estimated $32 million of the employer share of the Social Security tax for the period beginning the second quarter of fiscal 2020 to December 31, 2020 and in the second quarter of fiscal 2020 deferred $9.7 million.  The company otherwise is responsible for the remaining federal employment taxes.  The deferred employment tax will be paid over the next two years with half of the required amount to be paid by December 31, 2021 and the remaining amount by December 31, 2022.

•

During the twenty-eight weeks ended July 11, 2020, the company made a cash contribution of $1.4 million and a $5.0 million loan, which has been fully reserved for and is expected to be unwound by the end of the third quarter of fiscal 2020, to fully fund the liabilities of Plan No. 1 at termination.  We anticipate making a $2.5 million voluntary defined benefit plan pension contribution to Plan No. 2 in the third quarter of fiscal 2020.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 11, 2020 and July 13, 2019, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	Change
Purchases of property, plant, and equipment	$(46,594)	$(47,412)	$818
Principal payments from notes receivable, net of repurchases of independent distributor territories	9,363	1,125	8,238
Proceeds from sale of property, plant and equipment	1,452	543	909
Net cash disbursed for investing activities	$(35,779)	$(45,744)	$9,965

•	We currently anticipate capital expenditures of $85 million to $95 million for fiscal 2020.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the twenty-eight weeks ended July 11, 2020 and July 13, 2019, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	Change
Dividends paid	$(82,628)	$(79,610)	$(3,018)
Stock repurchases	(783)	(7,054)	6,271
Change in bank overdrafts	(1,986)	(1,133)	(853)
Payment of contingent consideration	(4,700)	—	(4,700)
Net change in debt obligations	142,500	(86,750)	229,250
Payments on financing leases	(3,900)	(3,303)	(597)
Net cash provided by (disbursed for) financing activities	$48,503	$(177,850)	$226,353

•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 11, 2020 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 21, 2020	June 5, 2020	June 19, 2020	$0.2000	$42,320
February 14, 2020	February 28, 2020	March 13, 2020	$0.1900	$40,199

Additionally, we paid dividends of $0.1 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 11, 2020, we repurchased 0.04 million shares for $0.8 million under a share repurchase plan approved by our Board of Directors.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon acquisition.
•	See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 11, 2020 and December 28, 2019, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 11, 2020	December 28, 2019	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2026 notes	$396,430	$396,122	Fixed Rate	2026
2022 notes	399,166	398,906	Fixed Rate	2022
Credit facility	100,000	41,750	Variable Rate	2022
Accounts receivable securitization facility	114,000	26,000	Variable Rate	2021
Right-of-use lease obligations	384,226	404,503		2041
Other notes payable	—	3,730		2020
	1,393,822	1,271,011
Current maturities of long-term debt and right-of-use lease obligations	59,701	64,712
Long-term debt and right-of-use lease obligations	$1,334,121	$1,206,299

Total stockholders' equity
Total stockholders' equity	$1,336,488	$1,263,430

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 11, 2020:

	Amount Available	For the Twenty-Eight Weeks Ended July 11, 2020
	for Withdrawal at	Highest	Lowest
Facility	July 11, 2020	Balance	Balance
	(Amounts in thousands)
The facility	$86,000	$154,000	$19,000
The credit facility (1)	391,600	235,000	6,400
	$477,600

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the twenty-eight weeks ended July 11, 2020, the company borrowed $272.6 million in revolving borrowings under the credit facility and repaid $214.4 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 11, 2020, the company was in compliance with all restrictive covenants under our debt agreements.

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

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 11, 2020, 0.04 million shares, at a cost of $0.8 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 11, 2020, 68.4 million shares, at a cost of $643.4 million, have been repurchased.

Off-Balance Sheet Arrangements

At July 11, 2020, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 11, 2020, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(5.5) million, based on quoted market prices.  Of this amount, approximately $(2.7) million relates to instruments that will be utilized in fiscal 2020, $(2.5) million that will be utilized in fiscal 2021, and $(0.3) million in fiscal years 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 11, 2020, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $14.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended July 11, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A., Risk Factors, in the Form 10-K and Part II, Item 1A., Risk Factors, in the First Quarter Form 10-Q for information regarding other factors that could affect the company’s results of operations, financial condition and liquidity.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us.  The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.

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

There were no common stock repurchases under the plan during the twelve weeks ended July 11, 2020.  During the twenty-eight weeks ended July 11, 2020, 0.04 million shares, at a cost of $0.8 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 11, 2020, 68.4 million shares, at a cost of $643.4 million, have been repurchased.  The company currently has 6.2 million shares remaining available for repurchase under the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit No			Name of Exhibit
2.6	*	—

Stock Purchase Agreement, dated as of August 12, 2015, by and among AVB, Inc., Goode Seed Holdings, LLC, Goode Seed Co-Invest, LLC, Glenn Dahl, trustee of the Glenn Dahl Family Trust, U/A/D November 28, 2012, David J. Dahl, trustee of the David Dahl Family Trust, U/A/D May 1, 2012, Shobi L. Dahl, trustee of the Shobi Dahl Family Trust, U/A/D, December 16, 2011, Flowers Bakeries, LLC, Flowers Foods, Inc., and Goode Seed Holdings, LLC, as shareholders’ representative.

3.1		—

Amended and Restated Articles of Incorporation of Flowers Foods, Inc., as amended through May 21, 2020 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated May 28, 2020, File No. 1-16247).

3.2		—

Amended and Restated Bylaws of Flowers Foods, Inc., as amended through May 21, 2020 (Incorporated by reference to Exhibit 3.2 to Flowers Foods’ Current Report on Form 8-K, dated May 28, 2020, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended July 11, 2020.

101.INS	*	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Quarterly Report on Form 10-Q for the quarter ended July 11, 2020 has been formatted in Inline XBRL.

*	Filed herewith

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

Date: August 6, 2020