Form 10-Q
period 2020-10-03
FLOWERS FOODS INC
filed 2020-11-05
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020

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

As of October 30, 2020, the registrant had 211,603,324 shares of common stock, $0.01 par value per share, outstanding.

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

•	the loss or financial instability of any significant customer(s), including as a result of product recalls or safety concerns related to our products;
•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store branded products;
•	the level of success we achieve in developing and introducing new products and entering new markets;
•	our ability to implement new technology and customer requirements as required;
•	our ability to operate existing, and any new, manufacturing lines according to schedule;
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

•

the failure of our information technology systems to perform adequately, including any interruptions, intrusions or security breaches of such systems or risks associated with the planned implementation of a new enterprise resource planning (“ERP”) system; and

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 3, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$325,831	$11,044
Accounts and notes receivable, net of allowances of $18,053 and $9,473, respectively	312,636	285,606
Inventories, net:
Raw materials	47,925	46,171
Packaging materials	23,783	22,045
Finished goods	56,635	58,843
Inventories, net	128,343	127,059
Spare parts and supplies	68,637	67,456
Other	31,196	62,753
Total current assets	866,643	553,918
Property, plant and equipment, net:
Property, plant and equipment, gross	2,024,624	2,002,633
Less: accumulated depreciation	(1,330,174)	(1,284,811)
Property, plant and equipment, net	694,450	717,822
Financing lease right-of-use assets	17,566	22,829
Operating lease right-of-use assets	335,834	376,473
Notes receivable from independent distributor partners	182,061	198,639
Assets held for sale	9,547	4,408
Other assets	11,129	8,236
Goodwill	545,244	545,244
Other intangible assets, net	722,994	750,207
Total assets	$3,385,468	$3,177,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$3,730
Current maturities of financing leases	6,497	8,176
Current maturities of operating leases	50,679	52,806
Accounts payable	257,531	233,011
Current postretirement/post-employment obligations	926	29,380
Other accrued liabilities	200,650	201,040
Total current liabilities	516,283	528,143

Noncurrent long-term debt	1,009,839	862,778
Noncurrent financing lease obligations	15,065	19,390
Noncurrent operating lease obligations	300,123	324,131
Total long-term debt and right-of-use lease liabilities	1,325,027	1,206,299
Other liabilities:
Postretirement/post-employment obligations	9,009	14,328
Deferred taxes	123,661	121,395
Other long-term liabilities	60,002	44,181
Total other long-term liabilities	192,672	179,904
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,126,807 shares and 17,215,514 shares, respectively	(225,412)	(226,287)
Capital in excess of par value	656,503	648,492
Retained earnings	918,592	947,046
Accumulated other comprehensive income (loss)	1,604	(106,020)
Total stockholders’ equity	1,351,486	1,263,430
Total liabilities and stockholders’ equity	$3,385,468	$3,177,776

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Sales	$989,650	$966,561	$3,364,955	$3,206,215
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	497,659	509,056	1,674,565	1,669,749
Selling, distribution and administrative expenses	386,739	362,380	1,305,678	1,197,926
Depreciation and amortization	32,162	33,196	110,005	111,344
Recovery on inferior ingredients	—	—	—	(413)
Restructuring and related impairment charges	20,100	3,277	30,635	6,042
Income from operations	52,990	58,652	244,072	221,567
Interest expense	8,706	8,705	29,346	30,368
Interest income	(5,951)	(6,371)	(20,408)	(21,441)
Pension plan settlement and curtailment (gain) loss	(7,153)	—	109,054	—
Other components of net periodic pension and postretirement benefits (credit) expense	(72)	518	(1)	1,729
Income before income taxes	57,460	55,800	126,081	210,911
Income tax expense	13,113	12,442	29,587	48,592
Net income	$44,347	$43,358	$96,494	$162,319
Net income per common share:
Basic:
Net income per common share	$0.21	$0.20	$0.46	$0.77
Weighted average shares outstanding	211,800	211,711	211,776	211,575
Diluted:
Net income per common share	$0.21	$0.20	$0.45	$0.77
Weighted average shares outstanding	212,458	212,014	212,270	211,956
Cash dividends paid per common share	$0.2000	$0.1900	$0.5900	$0.5600

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net income	$44,347	$43,358	$96,494	$162,319
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement and curtailment (gain) loss	(5,365)	—	81,500	—
Net gain for the period	5,365	—	21,058	—
Amortization of prior service cost included in net income	9	59	73	198
Amortization of actuarial loss included in net income	43	1,177	1,039	3,923
Pension and postretirement plans, net of tax	52	1,236	103,670	4,121
Derivative instruments:
Net change in fair value of derivatives	9,409	(7,124)	2,202	(4,577)
Loss (gain) reclassified to net income	677	259	1,752	(2,864)
Derivative instruments, net of tax	10,086	(6,865)	3,954	(7,441)
Other comprehensive income (loss), net of tax	10,138	(5,629)	107,624	(3,320)
Comprehensive income	$54,485	$37,729	$204,118	$158,999

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 3, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 11, 2020	228,729,585	$199	$653,672	$916,565	$(8,534)	(17,126,920)	$(225,414)	$1,336,488
Net income				44,347				44,347
Derivative instruments, net of tax					10,086			10,086
Pension and postretirement plans, net of tax					52			52
Amortization of share-based compensation awards			2,833					2,833
Issuance of deferred compensation			(2)			113	2	—
Dividends paid — $0.2000 per common share				(42,320)				(42,320)
Balances at October 3, 2020	228,729,585	$199	$656,503	$918,592	$1,604	(17,126,807)	$(225,412)	$1,351,486

	For the Forty Weeks Ended October 3, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net income				96,494				96,494
Derivative instruments, net of tax					3,954			3,954
Pension and postretirement plans, net of tax					103,670			103,670
Amortization of share-based compensation awards			9,669					9,669
Issuance of deferred compensation			(32)			2,397	32	—
Time-based restricted stock units issued (Note 16)			(975)			74,204	975	—
Issuance of deferred stock awards			(651)			49,539	651	—
Stock repurchases						(37,433)	(783)	(783)
Dividends paid on vested share-based payment awards				(109)				(109)
Dividends paid — $0.5900 per common share				(124,839)				(124,839)
Balances at October 3, 2020	228,729,585	$199	$656,503	$918,592	$1,604	(17,126,807)	$(225,412)	$1,351,486

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 5, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 13, 2019	228,729,585	$199	$645,376	$981,846	$(106,862)	(17,215,740)	$(226,290)	$1,294,269
Net income				43,358				43,358
Derivative instruments, net of tax					(6,865)			(6,865)
Pension and postretirement plans, net of tax					1,236			1,236
Amortization of share-based compensation awards			1,523					1,523
Issuance of deferred compensation			(2)			113	2	—
Dividends paid — $0.1900 per common share				(40,189)				(40,189)
Balances at October 5, 2019	228,729,585	$199	$646,897	$985,015	$(112,491)	(17,215,627)	$(226,288)	$1,293,332

	For the Forty Weeks Ended October 5, 2019
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	$1,258,267
Net income				162,319				162,319
Derivative instruments, net of tax					(7,441)			(7,441)
Pension and postretirement plans, net of tax					4,121			4,121
Cumulative effect of change in accounting principle				(2,915)				(2,915)
Amortization of share-based compensation awards			5,834					5,834
Issuance of deferred compensation			(5)			339	5	—
Performance-contingent restricted stock awards issued (Note 16)			(11,498)			885,123	11,498	—
Issuance of deferred stock awards			(911)			69,377	911	—
Stock repurchases						(336,088)	(7,054)	(7,054)
Dividends paid on vested share-based payment awards				(1,361)				(1,361)
Dividends paid — $0.5600 per common share				(118,438)				(118,438)
Balances at October 5, 2019	228,729,585	$199	$646,897	$985,015	$(112,491)	(17,215,627)	$(226,288)	$1,293,332

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$96,494	$162,319
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	21,310	5,663
Stock-based compensation	9,669	5,834
Loss (gain) reclassified from accumulated other comprehensive income to net income	2,224	(3,942)
Depreciation and amortization	110,005	111,344
Deferred income taxes	(34,083)	8,570
Provision for inventory obsolescence	1,940	54
Allowances for accounts receivable	11,050	8,819
Pension and postretirement plans cost	109,929	2,487
Other	2,091	1,189
Qualified pension plan contributions	(7,600)	(2,500)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(37,498)	(19,519)
Inventories, net	(3,224)	(7,824)
Hedging activities, net	6,105	(6,683)
Accounts payable	24,511	4,808
Other assets and accrued liabilities	51,513	7,481
NET CASH PROVIDED BY OPERATING ACTIVITIES	364,436	278,100
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68,270)	(70,610)
Proceeds from sale of property, plant and equipment	1,700	2,548
Repurchase of independent distributor territories	(2,286)	(1,753)
Cash paid at issuance of notes receivable	(8,036)	(17,904)
Principal payments from notes receivable	24,219	22,525
Other investing activities	86	88
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(52,587)	(65,106)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(124,948)	(119,799)
Stock repurchases	(783)	(7,054)
Change in bank overdrafts	(2,432)	3,116
Proceeds from debt borrowings	480,100	485,400
Debt obligation payments	(337,600)	(587,900)
Contingent consideration payments	(4,700)	—
Payments on financing leases	(6,493)	(4,985)
Payments for financing fees	(206)	(110)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	2,938	(231,332)
Net increase (decrease) in cash and cash equivalents	314,787	(18,338)
Cash and cash equivalents at beginning of period	11,044	25,306
Cash and cash equivalents at end of period	$325,831	$6,968

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 3, 2020 and October 5, 2019 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 28, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2019 (the “Form 10-K”).

COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic change in consumer buying patterns as a result of the COVID-19 pandemic, we have experienced a more favorable shift in sales mix to our branded retail products resulting in significant growth in income from operations for the first three quarters of fiscal 2020 compared to the same period in the prior year, partially offset by the restructuring costs and related consulting costs described below.

In light of COVID-19, the company has taken actions to safeguard its capital position. During the first quarter of fiscal 2020, we borrowed an additional $200.0 million under our credit facility (as defined below).  We borrowed this additional amount out of an abundance of caution to ensure future liquidity given the significant impact on global financial markets and economies as a result of the COVID-19 outbreak.  Subsequently, during the second quarter of fiscal 2020, we made net debt repayments of $61.3 million. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $477.6 million of remaining availability on our debt facilities as of October 3, 2020, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2020 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 18, 2020 (sixteen weeks), second quarter ended July 11, 2020 (twelve weeks), third quarter ended October 3, 2020 (twelve weeks) and fourth quarter ending January 2, 2021 (thirteen weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 3, 2020 and October 5, 2019. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
	(% of Sales)		(% of Sales)
Total	21.1	21.5	21.3	21.3

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.1% and 18.9%, on a consolidated basis, as of October 3, 2020 and December 28, 2019, respectively, of our trade receivables.

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

Accounts and Notes Receivable.    Accounts and notes receivable consist of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company recognizes an allowance for credit losses related to its accounts and notes receivable to present the net amount expected to be collected as of the balance sheet date. The company estimates this allowance based on historical data such as days sales outstanding trends, previous write-offs of balances, and weekly reviews of aged trial balances, among others. Accounts and notes receivable balances are written off when deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries, not to exceed the amount previously written off, are considered in determining the reserve balance at the balance sheet date.  As of fiscal year end, balances older than six months are deemed uncollectible and are fully reserved for in the allowance.  Activity in the allowance for trade accounts receivable credit losses for the forty weeks ended October 3, 2020 was as follows (amounts in thousands):

Allowance at December 28, 2019	$2,089
Amounts charged to expense	6,627
Write-offs	—
Recoveries and other	(400)
Allowance at October 3, 2020	$8,316

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

RECOVERY ON INFERIOR INGREDIENTS

Beginning in the second quarter of fiscal 2018 and continuing through the fourth quarter of fiscal 2019, we have recognized identifiable and measurable costs associated with receiving inferior ingredients.  These costs totaled $1.4 million for the forty weeks ended October 5, 2019.  We received reimbursements for a portion of previously incurred costs of $1.8 million during the forty weeks ended October 5, 2019. These reimbursements, net of the costs incurred, are presented as recoveries on the ‘Recovery on inferior ingredients’ line item in our Condensed Consolidated Statements of Income.  We continue to seek recovery of all losses through appropriate means.

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

3. RESTRUCTURING ACTIVITIES

In fiscal 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.  We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  Most importantly, Project Centennial marked a significant shift in mindset from a sales and operations focused enterprise to a brand focused, consumer focused packaged foods company.  Strategic priorities developed as part of Project Centennial were designed to improve margins and profitably grow revenue over time.  These priorities included: reducing costs to fuel growth, developing leading capabilities, reinvigorating core business, and capitalizing on product adjacencies.

Today, we have an organization dedicated to the consumer.  We are hyper-focused on growing our brands and committed to real innovation to drive growth, with a renewed sense of passion about cost management. We have updated the strategic priorities to include the following:

Develop team: Capabilities to build brands and create value.

Focus on brands: Enhance relevancy and expand presence. This objective is to invest in our brands to align brands to consumers to maximize our return on investment.  We expect to incur significant incremental marketing costs annually for brand development.  These costs will not be restructuring and will be recognized as incurred.

The company operated under an organizational structure established with two business units (“BUs”), Fresh Bakery and Snacking/Specialty since May of 2017, and realigned key leadership roles.  This structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 17, 2020, the company implemented additional organizational structure changes designed to increase focus on brand growth, product innovation, and improving its cake operations.  Elimination of the BUs and adoption of a brand focused organization structure was completed in the third quarter of fiscal 2020 and the company continues to report our financial results in one operating segment.  See Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a description of our segment presentation.

Prioritize margins: Optimize the portfolio and supply chain. The company incurred $1.3 million and $0.9 million of employee termination benefits charges related to a voluntary employee separation incentive plan (the “VSIP”) in the second and third quarters of fiscal 2020, respectively.  All payments under the VSIP are expected to be paid by early fiscal 2021. Additionally, in the third quarter of fiscal 2020, the company announced an involuntary reduction-in-force plan (the “RIF”) and recognized charges of $5.2 million.  These charges consisted primarily of employee severance and benefits-related costs and were recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income.

During the second quarter of fiscal 2020, the company entered into a contract to sell three closed bakeries currently included in assets held for sale and certain idle equipment at other bakeries included in property, plant and equipment, resulting in the recognition of $4.6 million of impairment charges.  The sale of these assets is anticipated to be completed during the fourth quarter of fiscal 2020. Additionally, in order to optimize our distribution network, we vacated certain distribution depots during the third quarter of fiscal 2020, some of which are owned and others that were leased.  This resulted in the recognition of lease termination charges and lease impairment charges totaling $13.5 million in the current quarter.  In order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of 2020.  These costs are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income as referenced in the table below.

The company recognized impairment charges related to manufacturing line closures in the first quarter of fiscal 2019 and for a closed plant recorded in assets held for sale during the second quarter of fiscal 2019.  The plant is being sold to streamline our core operations.  In the third quarter of fiscal 2019, the company announced the closure of an additional bakery and recorded asset impairments on property, plant and equipment.  Additionally, we recorded a gain related to a facility which had been previously impaired in a prior year.  These costs are recorded in the restructuring and related impairment charges line item on our Condensed Consolidated Statements of Income as referenced in the table below.  The company continues to explore additional opportunities to streamline our core operations, but as of October 3, 2020, we cannot estimate the additional costs expected to be incurred for this initiative.

Smart M&A: Disciplined approach to acquisitions in baked foods that enhance our branded portfolio and margin profile.

The tables below present the components of costs associated with Project Centennial and include the consulting and third-party implementation costs related to the project for the twelve and forty weeks ended October 3, 2020 and October 5, 2019 (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 3, 2020	October 3, 2020
Restructuring and related impairment charges:
Impairment of trademark	$—	$4,636
Impairment of property, plant and equipment	611	5,245
Employee termination benefits	5,996	7,261
Lease termination and lease impairment charges (1)	13,493	13,493
Restructuring and related impairment charges (2)	20,100	30,635
Project Centennial consulting costs (3)	5,068	14,044
Total Project Centennial restructuring and implementation costs	$25,168	$44,679

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 5, 2019	October 5, 2019
Restructuring and related impairment charges:
Reorganization costs	$—	$253
Gain on bakery sale	(833)	(833)
Impairment of assets	3,881	5,663
Employee termination benefits	229	959
Total restructuring and related impairment charges (2)	$3,277	$6,042

(1)	Lease termination and lease impairment charges include cash payments and impairment charges of $2.2 million and $11.3 million, respectively.
(2)	Presented on our Condensed Consolidated Statements of Income.
(3)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the forty weeks ended October 3, 2020 and October 5, 2019 (amounts in thousands):

	VSIP	RIF	Employee Termination Benefits(1)	Reorganization Costs(2)	Distribution Network Optimization	Total
Liability balance at December 28, 2019	$174	$—	$1,450	$—	$—	$1,624
Charges	2,184	5,226	(149)	—	2,213	9,474
Cash payments	(1,642)	(4,714)	(1,075)	—	(2,213)	(9,644)
Liability balance (3) at October 3, 2020	$716	$512	$226	$—	$—	$1,454

	VSIP	RIF	Employee Termination Benefits(1)	Reorganization Costs(2)	Distribution Network Optimization	Total
Liability balance at December 29, 2018	$174	$—	$227	$—	$—	$401
Charges	—	—	959	253	—	1,212
Cash payments	—	—	(644)	(253)	—	(897)
Liability balance (3) at October 5, 2019	$174	$—	$542	$—	$—	$716

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Lease modifications and renewals	$4,486	$3,606	$11,307	$4,933
Lease impairments	$11,280	$3,381	$11,371	$8,314
Lease terminations	$3,527	$—	$4,112	$7,335

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the forty weeks ended October 3, 2020 and October 5, 2019 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Lease cost:
Amortization of right-of-use assets	$1,704	$1,708	$5,733	$5,307
Interest on lease liabilities	188	236	675	768
Operating lease cost	16,385	16,212	55,066	53,892
Short-term lease cost	1,156	662	2,308	2,024
Variable lease cost	4,926	5,619	17,961	19,610
Total lease cost	$24,359	$24,437	$81,743	$81,601

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$674	$768
Operating cash flows from operating leases	$57,526	$55,997
Financing cash flows from financing leases	$6,493	$4,985
Right-of-use assets obtained in exchange for new financing lease liabilities	$58	$9,714
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,861	$34,116

Weighted-average remaining lease term (years):
Financing leases	3.1
Operating leases	9.6
Weighted-average IBR (percentage):
Financing leases	3.7
Operating leases	4.1

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 3, 2020 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2020	$17,228	$1,978
2021	62,012	6,784
2022	50,958	5,479
2023	45,854	6,508
2024	38,436	1,503
2025 and thereafter	214,630	722
Total minimum lease payments	429,118	22,974
Less: amount of lease payments representing interest	(78,316)	(1,412)
Present value of future minimum lease payments	350,802	21,562
Less: current obligations under leases	(50,679)	(6,497)
Long-term lease obligations	$300,123	$15,065

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 3, 2020 and October 5, 2019, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 3, 2020	October 5, 2019	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(33)	$(33)	Interest expense
Commodity contracts	(869)	(313)	Cost of sales, Note 3
Total before tax	(902)	(346)	Total before tax
Tax benefit	225	87	Income tax expense
Total net of tax	(677)	(259)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(12)	(80)	Note 1
Settlement gain	7,153	—	Note 1
Actuarial losses	(57)	(1,574)	Note 1
Total before tax	7,084	(1,654)	Total before tax
Tax (expense) benefit	(1,771)	418	Income tax expense
Total net of tax	5,313	(1,236)	Net of tax
Total reclassifications	$4,636	$(1,495)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 3, 2020	October 5, 2019	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(110)	$(110)	Interest expense
Commodity contracts	(2,224)	3,942	Cost of sales, Note 3
Total before tax	(2,334)	3,832	Total before tax
Tax benefit (expense)	582	(968)	Income tax expense
Total net of tax	(1,752)	2,864	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	(98)	(265)	Note 1
Settlement loss	(109,054)	—	Note 1
Actuarial losses	(1,389)	(5,248)	Note 1
Total before tax	(110,541)	(5,513)	Total before tax
Tax benefit	27,929	1,392	Income tax expense
Total net of tax	(82,612)	(4,121)	Net of tax
Total reclassifications	$(84,364)	$(1,257)	Net of tax

Note 1:

These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits (credit) expense line item on the Condensed Consolidated Statements of Income.  See Note 17, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 3, 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive (loss) income before reclassifications	2,202	21,058	23,260
Reclassified to earnings from AOCI	1,752	82,612	84,364
AOCI at October 3, 2020	$5,612	$(4,008)	$1,604

During the forty weeks ended October 5, 2019, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)
Other comprehensive income before reclassifications	(4,577)	—	(4,577)
Reclassified to earnings from AOCI	(2,864)	4,121	1,257
AOCI at October 5, 2019	$(11,576)	$(100,915)	$(112,491)

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

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019
Gross (loss) gain reclassified from AOCI into net income	$(2,224)	$3,942
Tax benefit (expense)	556	(995)
Net of tax	$(1,668)	$2,947

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 3, 2020 and December 28, 2019, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 3, 2020	December 28, 2019
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	595,894	623,107
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,268,238	$1,295,451

As of October 3, 2020 and December 28, 2019, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 3, 2020			December 28, 2019
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$472,557	$65,791	$406,766	$477,193	$55,746	$421,447
Customer relationships	318,021	131,161	186,860	318,021	117,836	200,185
Non-compete agreements	5,154	5,015	139	5,154	4,954	200
Distributor relationships	4,123	3,060	1,063	4,123	2,848	1,275
Distributor routes held and used	1,123	57	1,066	—	—	—
Total	$800,978	$205,084	$595,894	$804,491	$181,384	$623,107

Aggregate amortization expense for the twelve and forty weeks ended October 3, 2020 and October 5, 2019 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 3, 2020	$7,042
For the twelve weeks ended October 5, 2019	$6,767
For the forty weeks ended October 3, 2020	$23,700
For the forty weeks ended October 5, 2019	$22,556

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2020	$6,974
2021	$29,881
2022	$29,332
2023	$28,451
2024	$27,756

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 3, 2020 and December 28, 2019. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

In order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley finite-lived trademark resulting in a $4.6 million impairment charge in the second quarter of fiscal 2020.  The impairment charge is recorded in the restructuring and related impairment charges line item of our Condensed Consolidated Statements of Income.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,040 IDPs’ distribution rights as of October 3, 2020 and 4,200 as of December 28, 2019, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 3, 2020	$5,951
For the twelve weeks ended October 5, 2019	$6,371
For the forty weeks ended October 3, 2020	$20,408
For the forty weeks ended October 5, 2019	$21,441

At October 3, 2020 and December 28, 2019, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 3, 2020	December 28, 2019
Distributor notes receivable	$210,352	$226,348
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	28,291	27,709
Long-term portion of distributor notes receivable	$182,061	$198,639

At October 3, 2020 and December 28, 2019, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 3, 2020 is presented below. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2026 notes and 2022 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$396,562	$433,772	2
2022 notes	$399,277	$414,664	2

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

As of October 3, 2020, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$7,372	$—	$—	$7,372
Other long-term	454	—	—	454
Total	7,826	—	—	7,826

Liabilities:
Other current	(159)	—	—	(159)
Other long-term	—	—	—	—
Total	(159)	—	—	(159)
Net Fair Value	$7,667	$—	$—	$7,667

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into fiscal 2022. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 3, 2020 and December 28, 2019, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 3, 2020		December 28, 2019		October 3, 2020		December 28, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$7,372	Other current assets	$3,191	Other accrued liabilities	$159	Other accrued liabilities	$814
Commodity contracts	Other assets	454	Other assets	589	Other long-term liabilities	—	Other long-term liabilities	792
Total		$7,826		$3,780		$159		$1,606

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 3, 2020	October 5, 2019	into Income (Effective Portion)(2)	October 3, 2020	October 5, 2019
Interest rate contracts	$—	$—	Interest expense	$(25)	$(25)
Commodity contracts	9,409	(7,124)	Production costs(3)	(652)	(234)
Total	$9,409	$(7,124)		$(677)	$(259)

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 3, 2020	October 5, 2019	into Income (Effective Portion)(2)	October 3, 2020	October 5, 2019
Interest rate contracts	$—	$—	Interest expense	$(83)	$(83)
Commodity contracts	2,202	(4,577)	Production costs(3)	(1,669)	2,947
Total	$2,202	$(4,577)		$(1,752)	$2,864

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 3, 2020 and October 5, 2019, respectively, related to the company’s commodity risk hedges.

At October 3, 2020, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(345)	$205	$(140)
Expiring in 2020	—	—	—
Expiring in 2021	5,775	—	5,775
Expiring in 2022	(23)	—	(23)
Total	$5,407	$205	$5,612

Derivative Transactions Notional Amounts

As of October 3, 2020, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$95,771
Soybean oil contracts	14,889
Natural gas contracts	7,245
Corn contracts	7,148
Total	$125,053

The company’s derivative instruments contain no credit-risk related contingent features at October 3, 2020.  As of October 3, 2020 and December 28, 2019, the company had $1.2 million and $7.0 million, respectively, in other current assets representing collateral for hedged positions.  At October 3, 2020 and December 28, 2019, the company had $4.1 million and $1.2 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

9. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 3, 2020	December 28, 2019
Prepaid assets	$19,240	$15,380
Recovery from legal settlement in principle	—	22,300
Fair value of derivative instruments	7,372	3,191
Collateral to counterparties for derivative positions	1,236	7,012
Income taxes receivable	2,348	13,924
Other	1,000	946
Total	$31,196	$62,753

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

Other non-current assets consist of (amounts in thousands):

	October 3, 2020	December 28, 2019
Unamortized financing fees	$945	$1,084
Investments	3,171	3,496
Fair value of derivative instruments	454	589
Deposits	2,063	1,998
Unamortized cloud computing arrangement costs	1,904	929
Pension Plans	2,467	—
Other	125	140
Total	$11,129	$8,236

10.  OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 3, 2020	December 28, 2019
Employee compensation	$23,982	$21,966
VSIP and RIF liabilities	1,228	174
Employee vacation	18,040	23,660
Employee bonus	42,726	19,476
Fair value of derivative instruments	159	814
Self-insurance reserves	29,416	30,294
Bank overdraft	11,335	13,767
Accrued interest	397	7,881
Accrued utilities	5,492	5,005
Accrued income taxes	3,171	—
Accrued other taxes	13,418	6,870
Accrued advertising	3,892	4,637
Accrued legal settlements	32,162	51,450
Accrued legal costs	4,341	1,705
Contingent acquisition consideration	—	5,000
Accrued short-term deferred income	4,783	5,337
Collateral from counterparties for derivative positions	4,078	1,188
Other	2,030	1,816
Total	$200,650	$201,040

See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

Other long-term liabilities consist of (amounts in thousands):

	October 3, 2020	December 28, 2019
Deferred income	$20,441	$24,840
Deferred compensation	16,470	15,558
Fair value of derivative instruments	—	792
Other deferred credits	1,591	1,609
Deferred payroll taxes under the CARES Act	19,843	—
Other	1,657	1,382
Total	$60,002	$44,181

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of fiscal 2020, two closed bakeries were reclassified as held for sale. During the second quarter of fiscal 2020, the company entered into a contract to sell these two closed bakeries and an additional bakery previously recorded as held for sale, resulting in the recognition of $4.2 million of impairment charges. The impairment charge is recorded in the restructuring and related impairment charges line item of our Condensed Consolidated Statements of Income.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 3, 2020 and December 28, 2019, respectively (amounts in thousands):

	October 3, 2020	December 28, 2019
Distributor territories	$3,408	$3,016
Property, plant and equipment	6,139	1,392
Total assets held for sale	$9,547	$4,408

12. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at October 3, 2020 and December 28, 2019, respectively (amounts in thousands):

	October 3, 2020	December 28, 2019
Unsecured credit facility	$100,000	$41,750
2026 notes	396,562	396,122
2022 notes	399,277	398,906
Accounts receivable securitization facility	114,000	26,000
Other notes payable	—	3,730
	1,009,839	866,508
Less current maturities of long-term debt	—	(3,730)
Total long-term debt	$1,009,839	$862,778

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 3, 2020 and December 28, 2019, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 3, 2020, and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The company has amended the facility eight times since execution, most recently on September 23, 2020.  These eight amendments include provisions that (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, (v) removed a bank from the lending group, and (vi) most recently, extended the term by one additional year to September 27, 2022. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 3, 2020 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the forty weeks ended October 3, 2020:

Amount (thousands)
Balance at December 28, 2019	$26,000
Borrowings	207,500
Payments	(119,500)
Balance at October 3, 2020	$114,000

The table below presents the net amount available for working capital and general corporate purposes under the facility as of October 3, 2020:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(114,000)
Available for withdrawal	$86,000

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the facility during the forty weeks ended October 3, 2020:

Amount (thousands)
High balance	$154,000
Low balance	$19,000

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.3 million on October 3, 2020 and $0.2 million on December 28, 2019, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of October 3, 2020 and December 28, 2019, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of October 3, 2020 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.7 million and $0.9 million on October 3, 2020 and December 28, 2019, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 3, 2020.

Amount (thousands)
Balance at December 28, 2019	$41,750
Borrowings	272,600
Payments	(214,350)
Balance at October 3, 2020	$100,000

The table below presents the net amount available under the credit facility as of October 3, 2020:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(100,000)
Letters of credit	(8,400)
Available for withdrawal	$391,600

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 3, 2020:

Amount (thousands)
High balance	$235,000
Low balance	$6,400

Aggregate maturities of debt outstanding as of October 3, 2020 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2020	$—
2021	—
2022	614,000
2023	—
2024	—
2025 and thereafter	400,000
Total	$1,014,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 3, 2020 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2026 notes	$400,000	$3,438	$396,562
2022 notes	400,000	723	399,277
Total	$800,000	$4,161	$795,839

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of October 3, 2020 and December 28, 2019, there was $175.0 million and $183.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

At this time, the company is defending 19 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Eleven of these lawsuits seek class and/or collective action treatment. The remaining eight cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in six of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

Richard et al. v. Flowers Foods, Inc., Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, Flowers Baking Co. of Tyler, LLC and Flowers Baking Co. of New Orleans, LLC	6:15-cv-02557	U.S. District Court Western District of Louisiana	10/21/2015
Medrano v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016

Case Name	Case No.	Venue	Date Filed	Status
Caddick et al. v. Tasty Baking Co.	2:19-cv-02106	U.S. District Court Eastern District of Pennsylvania	5/15/2019

On October 9, 2020, the parties reached an agreement in principal to settle this matter and a companion case pending in the U.S. District Court for the District of New Jersey (Bertino v. Tasty Baking Co., No. 1:20-cv-03752) for a payment of $2.55 million, inclusive of attorneys’ fees and costs, service awards, and consideration for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the third quarter of fiscal 2020.

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

Since the beginning of fiscal 2019, the company has settled, and the appropriate court has approved, the following collective/class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors:

Case Name	Case No.	Venue	Date Filed	Comments
Carr et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:15-cv-06391	U.S. District Court Eastern District of Pennsylvania	12/1/2015

On September 29, 2020,  the Court dismissed this lawsuit and approved an agreement to settle this matter and the Boulange matter (see below) for a payment of $13.25 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the fourth quarter of fiscal 2019 and was paid during the fourth quarter of fiscal 2020.

Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:16-cv-02581	U.S. District Court Eastern District of Pennsylvania	3/25/2016	This matter has been consolidated with the Carr litigation described immediately above.

Case Name	Case No.	Venue	Date Filed	Comments
Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

On January 31, 2020, the parties reached an agreement in principal to settle this matter for a payment of $7.6 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  On October 22, 2020, the Court granted final approval of the settlement.  The parties are awaiting a written order from the Court dismissing the lawsuit.  This settlement charge was recorded as a selling, distribution and administrative expense in our Condensed Consolidated Statements of Income during the fourth quarter of fiscal 2019 and paid during the fourth quarter of fiscal 2020.

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

15. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 3, 2020 and October 5, 2019, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net income	$44,347	$43,358	$96,494	$162,319
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,800	211,711	211,776	211,575
Basic earnings per common share	$0.21	$0.20	$0.46	$0.77
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,800	211,711	211,776	211,575
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	658	303	494	381
Diluted weighted average shares outstanding for common stock	212,458	212,014	212,270	211,956
Diluted earnings per common share	$0.21	$0.20	$0.45	$0.77

There were no anti-dilutive shares and 11,940 anti-dilutive shares during the twelve and forty weeks ended October 3, 2020, respectively, and there were 11,030 and 64,860 anti-dilutive shares during the twelve and forty weeks ended October 5, 2019, respectively.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  The 2017 award, which vested in fiscal 2019, vested at 153% of target.  No awards vested during the forty weeks ended October 3, 2020.

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$21.58
5/23/2019	11	3/1/2022	$27.23
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$25.00
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2017 award, which vested in fiscal 2019, actual attainment was 75% of ROI Target.  No awards vested during the forty weeks ended October 3, 2020.

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$18.29
5/23/2019	11	3/1/2022	$23.08
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$21.74
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97

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

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 3, 2020 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 28, 2019	662	$20.16
Initial grant at target	682	$23.31
Vested	—	$—
Forfeited	(90)	$20.71
Nonvested shares at October 3, 2020	1,254	$21.82

As of October 3, 2020, there was $16.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years. The total intrinsic value of shares vested during the forty weeks ended October 5, 2019 was $18.6 million.  There were no shares that vested during the twelve and forty weeks ended October 3, 2020.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	244	Equally over 3 years	$18.29
5/23/2019	43	5/23/2023	$23.08
12/29/2019	219	Equally over 3 years	$21.74

The TBRSU Shares activity for the forty weeks ended October 3, 2020 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 28, 2019	270	$19.06
Vested	(74)	$18.29
Granted	219	$21.74
Forfeitures	(27)	$20.18
Nonvested shares at October 3, 2020	388	$20.64	2.02	$5,527

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

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period. During fiscal 2019, non-employee directors received an aggregate of 46,240 shares, of which 17,340 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the twelve weeks ended July 11, 2020.  During the second quarter of fiscal 2020, non-employee directors received 39,900 shares for their annual grant pursuant to the Omnibus Plan. Additionally, during the third quarter of fiscal 2020, an aggregate of 11,940 shares were granted to three newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan.  During the forty weeks ended October 3, 2020, non-employee directors received 15,979 shares of previously deferred annual grant awards.

The deferred stock activity for the forty weeks ended October 3, 2020 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 28, 2019	49	$22.31
Vested	(49)	$22.31
Granted	54	$23.15
Nonvested shares at October 3, 2020	54	$23.15	0.69	$836

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 3, 2020 and October 5, 2019, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 3, 2020	October 5, 2019
Performance-contingent restricted stock awards	$1,904	$926
TBRSU Shares	667	347
Deferred and restricted stock	262	250
Total stock-based compensation	$2,833	$1,523

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019
Performance-contingent restricted stock awards	$6,503	$3,791
TBRSU Shares	2,317	1,149
Deferred and restricted stock	849	894
Total stock-based compensation	$9,669	$5,834

17. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 3, 2020 compared to accounts at December 28, 2019 (amounts in thousands):

	October 3, 2020	December 28, 2019
Noncurrent asset	$2,467	$-
Current liability	$926	$29,380
Noncurrent liability	$9,009	$14,328
Accumulated other comprehensive loss, net of tax	$4,060	$107,678

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the third quarter of fiscal 2019, the company offered Plan No. 1 participants the option to receive an annuity purchased from an insurance carrier or a lump sum cash payment.  During the first quarter of fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases.  This was made up of a $1.4 million cash contribution and an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million.  The company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying plan benefits on May 1, 2020.  The company also recognized $116.2 million of non-cash pension termination charges, made up of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, in our Condensed Consolidated Statements of Income during the first quarter of fiscal 2020, both of which were estimated based on the best information available at the time

In the third quarter of fiscal 2020, the company finalized its group annuity contract for Plan No. 1 and received a refund of premium in the amount of $7.1 million, which is reported in the company’s Condensed Consolidated Statements of Income for the third quarter of fiscal 2020.  The company reversed the $6.4 million (consisting of $5.0 million loan and $1.4 million contribution) cash transfer made in the first quarter of fiscal 2020 since the cash was no longer needed to sufficiently cover the obligations of the transaction.  Based on this updated information, the company has updated its prior estimates of the settlement and curtailment charges.  The company recognized $109.1 million of non-cash pension termination charges, made up of a settlement charge of $104.8 million and a curtailment loss of $4.3 million for the forty weeks ended October 3, 2020.

Following the full settlement of Plan No. 1 pension obligations by the end of the first quarter of fiscal 2020, the company reports a balance sheet asset of $0.7 million for the plan.  This surplus of Plan No. 1 will be used, as prescribed in the applicable regulations, to fund future company contributions to the Qualified Replacement Plan (as defined below).  The company expects to transfer this surplus to a suspense account held within a trust for the Qualified Replacement Plan by the end of the fourth quarter of fiscal 2020.

The company recognizes settlement accounting charges in years when lump sums paid during that year exceed the sum of the plan’s service and interest costs.  Settlement accounting accelerates recognition of a plan’s unrecognized net gain or loss.  There were no settlement charges recorded during the forty weeks ended October 5, 2019.

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

The company contributed $1.4 million during the first quarter of 2020 to Plan No. 1 in connection with the termination of Plan No. 1, as described above.  During the third quarter of fiscal 2020, the company made a voluntary contribution of $7.6 million to Plan No. 2.  There were no contributions made by the company to either plan during the first and second quarters of fiscal 2019.  The company made a voluntary contribution of $2.5 million to Plan No. 2 and no contributions to Plan No. 1 during the third quarter of fiscal 2019.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Service cost	$195	$162	$657	$541
Interest cost	229	2,753	1,880	9,177
Expected return on plan assets	(414)	(3,957)	(3,518)	(13,190)
Settlement and curtailment (gain) loss	(7,153)	—	109,054	—
Amortization of prior service cost	13	89	101	297
Amortization of net loss	126	1,637	1,619	5,460
Total net periodic pension cost	$(7,004)	$684	$109,793	$2,285

The components of net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefits (credit) expense line item on our Condensed Consolidated Statements of Income.

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Service cost	$65	$65	$217	$217
Interest cost	45	69	151	229
Amortization of prior service credit	(1)	(9)	(3)	(32)
Amortization of net gain	(69)	(63)	(230)	(212)
Total net periodic postretirement cost	$40	$62	$135	$202

The components of net periodic postretirement benefits cost other than the service cost are included in the other components of net periodic pension and postretirement benefits expense line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“Qualified Replacement Plan”) covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Total cost and employer contributions	$6,355	$6,264	$21,577	$21,137

18. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 3, 2020 was 22.8% compared to 22.3% for the twelve weeks ended October 5, 2019.  The increase in the rate was primarily due to higher favorable discrete benefits in the prior year.  During the twelve weeks ended October 3, 2020, the primary differences in the effective rate and the statutory rate were state income taxes, recognition of state credits, and adjustments to prior year estimates that impact the effective tax rate in the current quarter.

The company’s effective tax rate for the forty weeks ended October 3, 2020 was 23.5% compared to 23.0% for the forty weeks ended October 5, 2019.  The increase in the rate from the prior period was primarily due to reduced windfalls on stock-based compensation and reduced favorable discrete benefits in the current period.  During the forty weeks ended October 3, 2020, the primary differences in the effective rate and the statutory rate were state income taxes and discrete items.

During the forty weeks ended October 3, 2020, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 3, 2020, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 3, 2020, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 3, 2020 should be read in conjunction with the Form 10-K, Part II, Item 1A., Risk Factors, of the First Quarter Form 10-Q, and Part II, Item 1A., Risk Factors, of this Form 10-Q.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Project Centennial consulting costs	$5,068	$—	$14,044	$—	Note 3
ERP Road Mapping consulting costs	3,079	—	3,079	—
Restructuring and related impairment charges	20,100	3,277	30,635	6,042	Note 3
Recovery on inferior ingredients	—	—	—	(413)	Note 1
Canyon acquisition costs	—	—	—	22
Legal settlements (recovery)	3,011	—	6,231	(1,136)	Note 14
Executive retirement agreement	—	—	—	763
Pension plan settlement and curtailment (gain) loss	(7,153)	—	109,054	—	Note 17
Other pension plan termination costs	—	—	133	—
	$24,105	$3,277	$163,176	$5,278

•

Project Centennial consulting costs — During the second quarter of fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  Key milestones and initiatives of this multi-year project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project during the twelve and forty weeks ended October 3, 2020 were $5.1 million and $14.0 million, respectively, and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect these costs to be approximately $1.2 million to $1.5 million for the remainder of fiscal 2020. There were no consulting costs associated with the project during the forty weeks ended October 5, 2019.

•

Consulting costs for road mapping the potential upgrade of our ERP platform — We have recently begun road mapping for the potential upgrade of our ERP platform and other system related enhancements (the “ERP Road Mapping”). Consulting costs associated with these activities during the twelve and forty weeks ended October 3, 2020 were $3.1 million and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs related to this project to be approximately $1.1 million to $1.3 million for the remainder of fiscal 2020. There were no consulting costs associated with this project during the forty weeks ended October 5, 2019.

•

Restructuring and related impairment charges – The following table details restructuring charges recorded during the twelve and forty weeks ended October 3, 2020 and October 5, 2019 (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Employee termination benefits and relocation costs	$5,996	$229	$7,261	$1,212
Property, plant, and equipment impairments	611	3,048	5,245	4,830
Lease termination and lease impairment charges	13,493	—	13,493	—
Trademark impairments	—	—	4,636	—
Total restructuring and related impairment charges	$20,100	$3,277	$30,635	$6,042

Fiscal 2020 Charges

The company continues to evaluate its organizational structure in an effort to increase its focus on brand growth and product innovation and improve its cake operations, as discussed further in the “Strategic Initiatives and Update on Progress” section below.  The organizational structure changes resulted in employee termination benefits charges related to a voluntary employee separation plan (the “VSIP”) of $1.3 million in the second quarter and $0.9 million in the third quarter. Additionally, in the third quarter, the company announced an involuntary reduction-in-force plan and recognized charges of $5.2 million. The VSIP and reduction-in-force plans together eliminated approximately 250 positions across different departments and job levels and all remaining payments related to the plans are anticipated to be paid by early fiscal 2021.

During the second quarter, the company entered into a contract to sell three closed bakeries currently included in assets held for sale and certain idle equipment at other bakeries, resulting in the recognition of $4.6 million of impairment charges.  The sale is anticipated to be completed during the fourth quarter of fiscal 2020.  Property, plant, and equipment impairment charges recognized in the third quarter resulted from the company’s decision to sell certain distribution depots, as further discussed below, and an office building.

In order to optimize our distribution network, we vacated certain distribution depots during the third quarter, some of which are owned and others that are leased.  This resulted in the recognition of lease termination charges and lease impairment charges totaling $13.5 million in the current quarter.  These actions are anticipated to reduce lease costs and generate overall efficiency savings.

Additionally, in order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley brand, a finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter.

We continue to explore additional opportunities to streamline our core operations, but as of October 3, 2020 we are unable to estimate the expected costs to be incurred for this initiative.

Fiscal 2019 Charges

During the first and second quarters of fiscal 2019, we recorded restructuring charges for asset impairments related to a closed bakery included in assets held for sale and other manufacturing line closures, as well as severance and employee relocation costs related to transitioning to the new organizational structure. In the third quarter, we announced the closure of our Opelika, Alabama bakery and recorded asset impairments on property, plant and equipment totaling $3.9 million and severance costs of $0.2 million.  Additionally, in the third quarter, we recorded a gain on sale of $0.8 million related to a facility which had been previously impaired in a prior year.

•

Recovery on inferior ingredients – Beginning in the second quarter of fiscal 2018 and continuing through the fourth quarter of fiscal 2019, we recognized identifiable and measurable costs associated with receiving inferior ingredients.  During the forty weeks ended October 5, 2019, we recognized $1.4 million of costs and received reimbursements of previously incurred costs of $1.8 million.  No losses or recoveries of inferior ingredients were incurred or received during the forty weeks ended October 3, 2020. We continue to seek recovery of all losses through appropriate means.

•

Legal settlements – Through the third quarters of fiscal 2020 and 2019, we reached agreements to settle distributor-related litigation, including plaintiffs’ attorney fees, in the aggregate amount of $6.2 million and $0.15 million, respectively.  Additionally, during the second quarter of fiscal 2019, we recorded a benefit of $1.3 million related to an adjustment of a prior year settlement based on the final amount paid. These amounts are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

•

Pension plan termination – On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the third quarter of fiscal 2019, the company offered Plan No. 1 participants the option to receive an annuity purchased from an insurance carrier or a lump sum cash payment.  The company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying pension plan benefits May 1, 2020.  The company recognized $109.1 million of non-cash pension termination charges, comprised of a settlement charge of $104.8 million ($112.0 million settlement charge in the first quarter of fiscal 2020, net of a $7.2 million gain in the third quarter of fiscal 2020) and a curtailment loss of $4.3 million, and an additional $0.1 million of cash charges for other pension termination costs in our Condensed Consolidated Statements of Income.  As of October 3, 2020, Plan No. 1 has been terminated and has a balance sheet asset remaining of $0.7 million for the plan.  This surplus of Plan No. 1 will be used, as prescribed in the applicable regulations, to fund future contributions to the Flowers Foods, Inc. 401(k) Retirement Savings Plan (“Qualified Replacement Plan”).  The company expects to transfer this surplus to a suspense account held within a trust for the Qualified Replacement Plan by the end of the fourth quarter of 2020. No settlement charges were recorded during the first three quarters of fiscal 2019.

Additionally, detailed below are items affecting comparability that will provide additional context while reading this discussion:

•

COVID-19 – On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns as a result of the COVID-19 pandemic, we have experienced a more favorable shift in sales mix to our branded retail products resulting in significant growth in income from operations during the forty weeks ended October 3, 2020 compared to the same period in the prior year, partially offset by the restructuring costs, consulting costs, and legal settlements described above. For additional details on the impact of the COVID-19 pandemic to our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

•

Conversion of our Lynchburg, Virginia bakery to organic production — During the first quarter of fiscal 2020, we began the conversion our Lynchburg, Virginia bakery to an all-organic production facility.  The converted facility is expected to increase production capacity of our Dave’s Killer Bread (“DKB”) products, allowing the company to better serve east coast markets with fresher product and reduce distribution costs.  We incurred start-up costs related to the conversion of approximately $1.9 million and $5.1 million for the twelve and forty weeks ended October 3, 2020, respectively, and these costs are included in materials, supplies, labor and other production costs in our Condensed Consolidated Statements of Income.  The bakery resumed production at the end of the third quarter of fiscal 2020.

•

Product recall – On July 9, 2019, we issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  We incurred costs related to lost production time, scrapped inventory, and product removal, among other costs, of approximately $0.5 million and $0.3 million during the second and third quarters of fiscal 2019, respectively.

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
•

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source:  IRI Total US MultiOutlet+C-Store L52 Weeks Ending 10/4/20)

•	Retail sales comprised 80.5% of total sales for the forty weeks ended October 3, 2020 and non-retail and other sales comprised 19.5%.
•	We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

We utilize a DSD distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributors to retail and foodservice customers with access to more than 85% of the U.S. population.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has significantly impacted our business operations and results of operations during the forty weeks ended October 3, 2020, as further described under “Results of Operations” and “Liquidity and Capital Resources” below.  The resulting dramatic changes in consumer buying patterns has led to a significant rise in demand for our branded retail products, but sales through our non-retail category, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing, have declined substantially during the pandemic.  Year to date, the benefit to income from operations as a result of the favorable mix shift was partially offset by the restructuring costs, consulting costs, and legal settlements described above. Although sales of our branded retail products have moderated as the pandemic has continued, we cannot currently estimate when or if they will return to levels prior to the pandemic.

Additionally, in recognition and support of our frontline workers, we paid $6.2 million in one-time bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers during the first quarter of fiscal 2020.  These appreciation bonuses are in addition to the company’s annual bonus program, in which all Flowers employees participate.

On April 14, 2020, we temporarily ceased production at our Tucker, Georgia bakery and on July 9, 2020, we temporarily ceased production at our Savannah, Georgia bakery.  Both closures were due to an increase in the number of confirmed COVID-19 cases at these bakeries and an increase in number of workers self-quarantining.  Production resumed at the Tucker bakery on April 27, 2020 and at the Savannah Bakery on July 17, 2020.  While our other bakeries were able to assist with meeting production needs in these instances, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements.

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

We continue to actively monitor the global outbreak and spread of COVID-19 and are taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through the implementation of additional procedures at each of our locations to comply with U.S. Centers for Disease Control and Prevention (CDC) suggestions.  These procedures and actions include, but are not limited to, monitoring the symptoms of employees as shifts start, using personal protective equipment, maintaining (where possible) six feet of distancing, and other considerations.  Certain non-production employees have also been working remotely to mitigate contact between personnel.  A non-essential travel and visitors ban was also implemented as a way to reduce potential exposure. We are considering the options available to us under the Families First Coronavirus Response Act (“FFCRA Act”) and Coronavirus Aid, Relief, and Economic Security Act (“CARES ACT”) and, as of the beginning of the second quarter of fiscal 2020, we began taking advantage of deferrals of certain payroll tax payments in accordance with the CARES Act. In addition, we continue to evaluate the impact of certain tax credits that are available under these Acts.  We have also availed ourselves of the deferral of Federal income tax payments made available under an emergency declaration on March 13, 2020. The evolving COVID-19 pandemic could continue to impact our results of operations and liquidity; the operations of our suppliers, vendors, and customers; and our employees as a result of health concerns, quarantines, facility closures, and travel and logistics restrictions.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 2.4% for the twelve weeks ended October 3, 2020 compared to the same quarter in the prior year primarily due to a significant rise in demand for our branded retail products due to the COVID-19 pandemic, which drove a positive shift in mix.  Additionally, decreased promotional activity and decreased product returns in the current quarter contributed to the increase. Considerable volume declines in non-retail sales caused by the pandemic and decreased volume for store branded retail products partially offset the increase.

For the forty weeks ended October 3, 2020, sales increased 5.0% compared to the same period in the prior year primarily due to a positive shift in mix resulting from much higher demand for our branded retail products combined with reduced promotional activity and fewer product returns.  Partially offsetting the increase were substantial declines in our non-retail sales which have been negatively impacted by lower foodservice sales due to restaurant closings or limited capacity restrictions experienced by these customers during the ongoing pandemic.

Net income for the twelve weeks ended October 3, 2020 increased 2.3% primarily due to a more favorable sales mix, which was largely due to the COVID-19 pandemic, improved ingredient and packaging costs, and the pension plan settlement gain.  Mostly offsetting these items were higher restructuring and related impairment charges, consulting costs for Project Centennial and the ERP Road Mapping, and greater employee incentive costs.

Net income was $96.5 million for the forty weeks ended October 3, 2020, a decrease of 40.6% as compared to the same period in the prior year, primarily due to recognizing non-cash pension plan termination costs of $109.1 million in connection with the termination of Plan No. 1, partially offset by a more favorable sales mix, mainly resulting from the COVID-19 pandemic, and decreased ingredient and packaging costs.  Increased employee incentive costs, including appreciation bonuses paid to frontline workers, restructuring and related impairment charges, legal settlements, and consulting costs, combined with start-up costs for the Lynchburg, Virginia bakery conversion, also contributed to the decrease in net income year over year.

During the forty weeks ended October 3, 2020, we generated net cash flows from operations of $364.4 million and invested $68.3 million in capital expenditures.  Additionally, we paid $124.9 million in dividends to our shareholders and increased our total indebtedness by $142.5 million.  During the first quarter of fiscal 2020, we borrowed an additional $200.0 million under our senior unsecured revolving credit facility (the “credit facility”). Although we do not have any presently anticipated need for this additional liquidity, we decided to borrow this additional amount to ensure future liquidity given the significant impact on global financial markets and economies as a result of the COVID-19 outbreak.  Through the third quarter of fiscal 2020, the company made net debt repayments of $61.3 million.  During the forty weeks ended October 5, 2019, we generated net cash flows from operations of $278.1 million, invested $70.6 million in capital expenditures, paid $119.8 million in dividends to our shareholders and reduced our total indebtedness by $102.5 million.  During the current quarter, we amended the accounts receivable securitization facility (“the facility”) to extend the maturity date to September 27, 2022.

Strategic Initiatives and Update on Progress

In fiscal 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.  We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  Most importantly, Project Centennial marked a significant shift in mindset from a sales and operations focused enterprise to a brand focused, consumer focused packaged foods company.  Strategic priorities developed as part of Project Centennial were designed to improve margins and profitably grow revenue over time.  These priorities included: reducing costs to fuel growth, developing leading capabilities, reinvigorating core business, and capitalizing on product adjacencies.

Today, we have an organization dedicated to the consumer.  We are hyper-focused on growing our brands and committed to real innovation to drive growth with a renewed sense of passion about cost management. We have updated the strategic priorities to include the following:

Develop team: Capabilities to build brands and create value.

Focus on brands: Enhance relevancy and expand presence.

Prioritize margins: Optimize the portfolio and supply chain.

Smart M&A: Disciplined approach to acquisitions in baked foods that enhance our branded portfolio and margin profile.

In fiscal 2020, the company:

•

Further refined its organizational structure to better align with our strategic priority to be brands-focused by consolidating the existing two business units - Fresh Packaged Bread and Snacking/Specialty – into a single function.

•	Established the role of chief brand officer who is responsible for managing all Flowers’ brands, as well as its revenue management, shopper marketing, and brand partnership programs.
•	Assigned chief marketing officer to lead stand-alone innovation function.
•	Appointed chief supply chain officer to bring fresh perspective to network and portfolio optimization initiatives.
•	Named a president of cake operations who will focus exclusively on improving profitability of cake operations.
•	Foodservice refocused to maximize value over volume and prioritize a more profitable product mix.
•	Continued to streamline its brand assortment in key retail categories.
•	Augmented sales growth with new product introductions of Nature’s Own Brioche style buns, and DKB hamburger buns.
•	Completed the conversion of its Lynchburg, Virginia facility to organic production to support growing sales of organic products and lower transportation costs.
•	Enhanced its digital marketing strategy to capture e-commerce benefits as consumers move to more online shopping.
•	Updated its incentive compensation framework to continue recruitment and development of our executive team.
•	Announced a VSIP and a reduction-in-force plan as part of its effort to restructure and streamline operations.

We anticipate that by executing on these strategic priorities we will achieve our long-term financial targets of 1%-2% sales growth, 4%-6% EBITDA growth, and 7%-9% adjusted EPS growth.

For fiscal 2020, the company is targeting savings in excess of $20 million driven by ongoing optimization initiatives in its procurement, distribution, operations, and administrative functions. Currently, the company does not expect COVID-19 to materially impact the foregoing optimization initiatives.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 3, 2020 and October 5, 2019, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019	Dollars	%
Sales	$989,650	$966,561	100.0	100.0	$23,089	2.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	497,659	509,056	50.3	52.7	(11,397)	(2.2)
Selling, distribution and administrative expenses	386,739	362,380	39.1	37.5	24,359	6.7
Restructuring and related impairment charges	20,100	3,277	2.0	0.3	16,823	NM
Depreciation and amortization	32,162	33,196	3.2	3.4	(1,034)	(3.1)
Income from operations	52,990	58,652	5.4	6.1	(5,662)	(9.7)
Other components of net periodic pension and postretirement benefits (credit) expense	(72)	518	(0.0)	0.1	(590)	NM
Pension plan settlement gain	(7,153)	—	(0.7)	—	(7,153)	NM
Interest expense, net	2,755	2,334	0.3	0.2	421	18.0
Income tax expense	13,113	12,442	1.3	1.3	671	5.4
Net income	$44,347	$43,358	4.5	4.5	$989	2.3
Comprehensive income	$54,485	$37,729	5.5	3.9	$16,756	44.4

NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 3, 2020 and October 5, 2019, respectively, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019	Dollars	%
Sales	$3,364,955	$3,206,215	100.0	100.0	$158,740	5.0
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,674,565	1,669,749	49.8	52.1	4,816	0.3
Selling, distribution and administrative expenses	1,305,678	1,197,926	38.8	37.4	107,752	9.0
Restructuring and related impairment charges	30,635	6,042	0.9	0.2	24,593	NM
Recovery on inferior ingredients	—	(413)	—	(0.0)	413	NM
Depreciation and amortization	110,005	111,344	3.3	3.5	(1,339)	(1.2)
Income from operations	244,072	221,567	7.3	6.9	22,505	10.2
Other components of net periodic pension and postretirement benefits expense	(1)	1,729	(0.0)	0.1	(1,730)	NM
Pension plan settlement and curtailment loss	109,054	—	3.2	—	109,054	NM
Interest expense, net	8,938	8,927	0.3	0.3	11	0.1
Income tax expense	29,587	48,592	0.9	1.5	(19,005)	(39.1)
Net income	$96,494	$162,319	2.9	5.1	$(65,825)	(40.6)
Comprehensive income	$204,118	$158,999	6.1	5.0	$45,119	28.4

NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 3, 2020 COMPARED TO TWELVE WEEKS ENDED OCTOBER 5, 2019

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019	Dollars	%
Branded retail	$657,050	$585,844	66.4	60.6	$71,206	12.2
Store branded retail	136,639	151,057	13.8	15.6	(14,418)	(9.5)
Non-retail and other	195,961	229,660	19.8	23.8	(33,699)	(14.7)
Total	$989,650	$966,561	100.0	100.0	$23,089	2.4

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	8.1
Volume	(5.7)
Total percentage change in sales	2.4

Sales increases quarter over quarter were primarily due to a significant rise in demand for our branded retail products caused by the COVID-19 pandemic, which resulted in a positive shift in mix from non-retail and store-branded retail sales to branded retail sales.  Reduced promotional activity and a reduction in product returns also contributed to the sales increase.  Partially offsetting the increase were substantial volume declines in the non-retail and other sales category, most notably, foodservice sales.  The pandemic continued to negatively impact business for our foodservice customers due to capacity restrictions and other limiting factors which resulted in lower sales to those customers.  Although these trends have continued through the pandemic, branded retail sales growth has begun to moderate, however, we cannot currently estimate when or if these sales will return to levels prior to the pandemic.

Branded retail sales increased significantly due to the COVID-19 pandemic as discussed above.  Sales of traditional loaf branded breads, led by our Nature’s Own and Wonder brands, and sales of DKB organic products, contributed most significantly to the increase.  Growth in branded buns and rolls also contributed to the increase, partly due to new product introductions earlier in fiscal 2020, including Nature’s Own Brioche style buns and DKB buns. The decrease in store branded retail sales resulted from volume declines as these sales have mostly shifted to branded retail sales.  As discussed above, significant volume losses drove the decrease in non-retail and other sales, with our foodservice customers experiencing the greatest declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 3, 2020 % of Sales	October 5, 2019 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	28.2	29.8	(1.6)
Workforce-related costs	15.0	15.1	(0.1)
Other	7.1	7.8	(0.7)
Total	50.3	52.7	(2.4)

Costs as a percent of sales were considerably lower quarter over quarter as the ongoing COVID-19 pandemic continued to drive positive shifts in mix from non-retail and store-branded retail products to branded retail products.  Partially offsetting the lower costs were $1.9 million of start-up costs related to the conversion of our Lynchburg, Virginia facility to an organic bakery and these costs were largely workforce-related.  We completed the bakery conversion at the end of the third quarter of fiscal 2020.  Ingredient and packaging costs declined significantly as a percent of sales due to the positive shift in sales mix and a reduction in product returns, both discussed above, combined with decreased production volumes and lower flour costs quarter over quarter. Reduced outside purchases of product partially offset the lower ingredient and packaging costs and this is reflected in the Other line item in the table above.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 3, 2020 % of Sales	October 5, 2019 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.2	10.7	0.5
Distributor distribution fees	15.3	14.7	0.6
Other	12.6	12.1	0.5
Total	39.1	37.5	1.6

Higher employee incentive costs drove the increase in workforce-related costs as a percent of sales quarter over quarter, partially offset by a more favorable sales mix. Distributor distribution fees increased as a percent of sales primarily due to the shift in product mix, which resulted in a larger portion of our sales being made through IDPs.  The increase in the Other line in the table above reflects consulting costs incurred for both Project Centennial and the ERP Road Mapping and legal settlements in the current quarter, all of which are discussed in the “Matters Affecting Comparability” section above.  Reduced transportation and travel and entertainment expenses partially offset these costs.  Lower fuel costs and distribution network optimization initiatives we continue to implement contributed to the improvement in transportation costs. See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Restructuring and Related Impairment Charges

We recognized $20.1 million and $3.3 million of restructuring and related impairment charges in the current and prior year quarters, respectively.  Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent quarter over quarter.

Income from Operations

Income from operations decreased as a percent of sales for the twelve weeks ended October 3, 2020 compared to the twelve weeks ended October 5, 2019 mostly due to higher restructuring and related impairment charges and increased selling, distribution and administrative expenses in the current quarter, as discussed above, partially offset by the positive shift in sales mix caused by the COVID-19 pandemic and improved ingredient and packaging costs.

Pension Plan Settlement Gain

We recognized a $7.2 million pension plan settlement gain in the third quarter of fiscal 2020 as discussed in the “Matters Affecting Comparability” section above.

Net Interest Expense

Net interest expense for the current quarter was relatively consistent with the prior year quarter as a percent of sales.

Income Tax Expense

The effective tax rate for the twelve weeks ended October 3, 2020 was 22.8% compared to 22.3% in the prior year quarter.  The increase in the rate quarter over quarter was primarily due to higher favorable discrete tax benefits in the prior year quarter.

For the current quarter, the primary differences in the effective rate and the statutory rate were state income taxes, recognition of state tax credits, and adjustments to prior year estimates that impact the effective tax rate in the current quarter.  The CARES ACT did not have a material impact on the effective tax rate for the third quarter of fiscal 2020 and there is no anticipated material impact on the effective tax rate in future periods.  The primary differences in the effective rate and statutory rate for the prior year quarter were state income taxes and adjustments to prior year tax accruals.

As discussed above, we have also availed ourselves of the deferral of Federal income tax payments made available under an emergency declaration issued on March 13, 2020.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives.

FORTY WEEKS ENDED OCTOBER 3, 2020 COMPARED TO FORTY WEEKS ENDED OCTOBER 5, 2019

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019	Dollars	%
Branded retail	$2,236,301	$1,928,500	66.5	60.1	$307,801	16.0
Store branded retail	472,238	505,388	14.0	15.8	(33,150)	(6.6)
Non-retail and other	656,416	772,327	19.5	24.1	(115,911)	(15.0)
Total	$3,364,955	$3,206,215	100.0	100.0	$158,740	5.0

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	7.5
Volume	(2.5)
Total percentage change in sales	5.0

Sales increased significantly year over year primarily due to a substantial rise in demand for our branded retail products caused by the ongoing COVID-19 pandemic, resulting in a positive shift in mix from non-retail and other sales and store branded retail sales to branded retail sales.  A reduction in promotional activity and product returns in the current year also positively impacted sales.  Considerable volume declines for non-retail and other sales partially offset the overall increase.  At the onset of the pandemic in the U.S., business was disrupted for most of our non-retail customers, most significantly foodservice customers, and many had to close or greatly reduce their operations.  Although many of our foodservice customers have been able to reopen, they have been subject to capacity restrictions and other limiting factors, which has negatively impacted our non-retail sales.  We expect these trends to continue while the pandemic is ongoing, although we expect the branded retail sales growth to continue to moderate as away-from-home dining returns to more normal levels.

Branded retail sales increased significantly due to the COVID-19 pandemic as discussed above, and to a lesser extent, reduced promotional activity and reduced product returns in the current year.  In order to quickly meet heightened customer and consumer demand for traditional branded loaf breads and buns at the start of the pandemic, we streamlined our product offerings and focused production on certain high-demand items.  Although panic-buying and stock-up shopping patterns have subsided, the shift to at-home consumption remained elevated through the third quarter and continued to favorably impact sales of our traditional branded loaf breads and buns. Additionally, substantial growth in sales of DKB organic breads, buns, and breakfast items contributed largely to the overall increase in branded retail sales.  Although not as impactful, Canyon Bakehouse gluten-free products and branded cake both experienced positive growth year over year.  Store branded retail sales decreased due to lost store branded breakfast bread business in the second half of the prior year and volume declines for other store branded products as consumers shifted to branded retail products.  As discussed above, significant volume losses drove the decrease in non-retail and other sales, with our foodservice customers experiencing the greatest declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 3, 2020 % of sales	October 5, 2019 % of sales	(Decrease) as a % of sales
Ingredients and packaging	27.4	29.4	(2.0)
Workforce-related costs	14.9	15.0	(0.1)
Other	7.5	7.7	(0.2)
Total	49.8	52.1	(2.3)

Overall, costs decreased considerably year over year as a percent of sales largely from the positive shift in mix from non-retail and store branded retail products to branded retail products caused by the COVID-19 pandemic.  Additionally, substantial declines in product returns contributed to the lower costs.  Partially offsetting these items were $4.1 million of appreciation bonuses paid to frontline workers and $5.1 million of start-up costs incurred for the conversion of our Lynchburg, Virginia plant to an organic bakery which resumed production at the end of the third quarter.  Ingredient and packaging costs were significantly lower as percent of sales due to the positive shift in mix and the decrease in product returns, both discussed above, as well as lower production volumes in the current year.  Also, lower prices for organic and non-organic flour, bread bags, and corrugated packaging contributed to the improvement, partially offset by higher yeast prices.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 3, 2020 % of sales	October 5, 2019 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.3	10.8	0.5
Distributor distribution fees	15.4	14.8	0.6
Other	12.1	11.8	0.3
Total	38.8	37.4	1.4

Workforce-related costs rose as a percent of sales compared to the prior year primarily due to higher employee incentive costs, including $2.1 million of appreciation bonuses paid to frontline workers as a result of the COVID-19 pandemic, partially offset by a more favorable sales mix. Distributor distribution fees increased considerably as a percent of sales due to the shift in sales mix, which resulted in a larger portion of our sales being made through IDPs.  Consulting costs associated with Project Centennial and the ERP Road Mapping, and increased legal settlements were partially offset by reduced transportation and travel and entertainment costs, all of which are included in the Other line item in the table above.  We anticipate the distribution network optimization and other cost saving initiatives we are implementing to continue to benefit our cost structure in future periods.  As discussed in the “Matters Affecting Comparability” section above, Project Centennial consulting costs were $14.0 million and the ERP Road Mapping consulting costs were $3.1 million in the current year.  For the remainder of fiscal 2020, we currently expect consulting costs to be approximately $1.2 million to $1.5 million for Project Centennial and approximately $1.1 million to $1.3 million for the ERP Road Mapping.  Legal settlements recorded in the current year were $6.2 million as compared to a net benefit of $1.1 million in the prior year.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Restructuring and Related Impairment Charges and Recovery on Inferior Ingredients

We recognized $30.6 million and $6.0 million of restructuring and related impairment charges in the current and prior year quarters, respectively. Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively consistent year over year.

Income from Operations

The growth in income from operations year over year as a percent of sales resulted largely from positive shifts in mix caused by the COVID-19 pandemic and lower ingredient and packaging costs, partially offset by increased restructuring and related impairment charges in the current year as well as higher selling, distribution, and administrative expenses, as discussed above.

Pension Plan Settlement and Curtailment Loss

We recognized $109.1 million of non-cash pension plan termination charges in the current year composed of a settlement charge of $104.8 million and a curtailment loss of $4.3 million as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense for the current year was relatively consistent with the prior year as a percent of sales.

Income Tax Expense

The effective tax rate for the forty weeks ended October 3, 2020 was 23.5% compared to 23.0% in the prior year.  The increase in the rate year over year was primarily due to the reduced windfalls on the vesting of stock-based compensation awards in the current year and reduced favorable discrete tax benefits in the current period.

For the current year, the primary differences in the effective rate and statutory rate were state income taxes. The CARES Act did not have a material impact on the effective tax rate for the first three quarters of fiscal 2020 and there is no anticipated material impact on the effective tax rate in future periods.  The primary differences in the effective rate and statutory rate for the prior year were state income taxes and windfalls on stock-based compensation.

As discussed above, we have also availed ourselves of the deferral of Federal income tax payments made available under an emergency declaration issued on March 13, 2020.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from recognizing the pension settlement and curtailment loss in earnings in conjunction with the pension plan termination and changes in the fair value of derivatives, net of the decrease in net earnings.

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

We strive to maintain a conservative financial position as we believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategies under Project Centennial;
•	paying dividends to our shareholders;
•	maintaining an investment grade credit rating;
•	making strategic acquisitions;
•	repurchasing shares of our common stock; and
•	making discretionary contributions to our qualified pension plans.

The situation surrounding COVID-19 remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company had total available liquidity of $803.4 million as of October 3, 2020, consisting of cash on hand and the available balances under our credit facility and accounts receivable securitization facility (the “facility”).

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

Liquidity Discussion for the Forty Weeks Ended October 3, 2020 and October 5, 2019

The pandemic presents potential new risks to the company’s business. Although there has been no material adverse impact on the company’s results of operations for the forty weeks ended October 3, 2020, we considered various potential COVID-19-related business risks.  Those potential risks include foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

Cash and cash equivalents were $325.8 million at October 3, 2020 compared to $11.0 million at December 28, 2019, an increase of $314.8 million as a result of the increased liquidity risk discussed above. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 3, 2020	October 5, 2019	Change
Cash provided by operating activities	$364,436	$278,100	$86,336
Cash disbursed for investing activities	(52,587)	(65,106)	12,519
Cash provided by (disbursed for) financing activities	2,938	(231,332)	234,270
Total change in cash	$314,787	$(18,338)	$333,125

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	Change
Depreciation and amortization	$110,005	$111,344	$(1,339)
Restructuring and related impairment charges	21,310	5,663	15,647
Loss (gain) reclassified from accumulated other comprehensive income to net income	2,224	(3,942)	6,166
Allowances for accounts receivable	11,050	8,819	2,231
Stock-based compensation	9,669	5,834	3,835
Deferred income taxes	(34,083)	8,570	(42,653)
Pension and postretirement plans cost	109,929	2,487	107,442
Other non-cash items	4,031	1,243	2,788
Net non-cash adjustment to net income	$234,135	$140,018	$94,117

•	Refer to the Restructuring and related impairment charges and Pension plan termination discussions in the “Matters Affecting Comparability” section above for additional information.
•	The change in deferred income taxes was primarily due to the termination of Plan No. 1.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	Change
Changes in accounts receivable, net	$(37,498)	$(19,519)	$(17,979)
Changes in inventories, net	(3,224)	(7,824)	4,600
Changes in hedging activities, net	6,105	(6,683)	12,788
Changes in other assets and accrued liabilities, net	51,513	7,481	44,032
Changes in accounts payable, net	24,511	4,808	19,703
Qualified pension plan contributions	(7,600)	(2,500)	(5,100)
Net changes in working capital and pension plan contributions	$33,807	$(24,237)	$58,044

•	Changes in accounts receivable, inventories, and accounts payable resulted from sales increases.

•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances year over year and changes in deferred gains recorded in conjunction with the sale of distribution rights to IDPs.  Changes in employee compensation and legal accruals and changes in payroll and income taxes payable resulted in the change in other accrued liabilities.  During the first quarter of fiscal 2020 and fiscal 2019, we paid $18.6 million and $7.9 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.2 million and $1.2 million was paid during the first quarter of fiscal 2020 and fiscal 2019, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 3, 2020, we recognized $6.2 million of legal settlements and paid $3.2 million of legal settlements.  In the prior year, we paid $7.9 million of legal settlements, all of which had been accrued for in prior periods. Under the CARES Act, the company expects to defer an estimated $32.0 million of the employer share of the Social Security tax for the period beginning the second quarter of fiscal 2020 through December 31, 2020, and deferred $19.8 million through the third quarter of fiscal 2020.  The company otherwise is responsible for the remaining federal employment taxes.  The deferred employment tax will be paid over the next two years with half of the required amount to be paid by December 31, 2021 and the remaining amount by December 31, 2022.

•

During the forty weeks ended October 3, 2020, the company made a voluntary defined benefit plan pension contribution of $7.6 million to Plan No. 2.  The company made a voluntary defined benefit plan pension contribution of $2.5 million to Plan No. 2 in the third quarter of fiscal 2019.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 3, 2020 and October 5, 2019, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	Change
Purchases of property, plant, and equipment	$(68,270)	$(70,610)	$2,340
Principal payments from notes receivable, net of repurchases of independent distributor territories	13,983	2,956	11,027
Proceeds from sale of property, plant and equipment	1,700	2,548	(848)
Net cash disbursed for investing activities	$(52,587)	$(65,106)	$12,519

•	We currently anticipate capital expenditures of $85 million to $95 million for fiscal 2020.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the forty weeks ended October 3, 2020 and October 5, 2019, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 3, 2020	October 5, 2019	Change
Dividends paid	$(124,948)	$(119,799)	$(5,149)
Payment of financing fees	(206)	(110)	(96)
Stock repurchases	(783)	(7,054)	6,271
Change in bank overdrafts	(2,432)	3,116	(5,548)
Payment of contingent consideration	(4,700)	—	(4,700)
Net change in debt obligations	142,500	(102,500)	245,000
Payments on financing leases	(6,493)	(4,985)	(1,508)
Net cash provided by (disbursed for) financing activities	$2,938	$(231,332)	$234,270

•

Our dividends paid increased due to an increased dividend payout rate compared to the prior year.  While there are no requirements to increase the dividend payout, we have shown a historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 3, 2020 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 14, 2020	August 28, 2020	September 11, 2020	$0.2000	$42,320
May 21, 2020	June 5, 2020	June 19, 2020	$0.2000	$42,320
February 14, 2020	February 28, 2020	March 13, 2020	$0.1900	$40,199

Additionally, we paid dividends of $0.1 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 3, 2020, we repurchased 0.04 million shares for $0.8 million under a share repurchase plan approved by our Board of Directors.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon acquisition.
•	See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 3, 2020 and December 28, 2019, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 3, 2020	December 28, 2019	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2026 notes	$396,562	$396,122	Fixed Rate	2026
2022 notes	399,277	398,906	Fixed Rate	2022
Credit facility	100,000	41,750	Variable Rate	2022
Accounts receivable securitization facility	114,000	26,000	Variable Rate	2022
Right-of-use lease obligations	372,364	404,503		2041
Other notes payable	—	3,730
	1,382,203	1,271,011
Less: Current maturities of long-term debt and right- of-use lease obligations	(57,176)	(64,712)
Long-term debt and right-of-use lease obligations	$1,325,027	$1,206,299

Total stockholders' equity
Total stockholders' equity	$1,351,486	$1,263,430

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, in light of the continued economic uncertainty in the U.S. and throughout the world due to the COVID-19 pandemic, the company increased its liquidity through borrowings under the facility and credit facility in previous quarters, although we do not have any presently anticipated need for this additional liquidity. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  There is no current portion payable over the next year for these obligations.  On September 23, 2020, we amended the facility to extend the maturity date to September 27, 2022.  This amendment was accounted for as a modification and we incurred $0.2 million of financing costs. Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 3, 2020:

	Amount Available	For the Forty Weeks Ended October 3, 2020
	for Withdrawal at	Highest	Lowest
Facility	October 3, 2020	Balance	Balance
	(Amounts in thousands)
The facility	$86,000	$154,000	$19,000
The credit facility (1)	391,600	235,000	6,400
	$477,600

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the forty weeks ended October 3, 2020, the company borrowed $272.6 million in revolving borrowings under the credit facility and repaid $214.4 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 3, 2020, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR and sufficient LIBOR successor rate provisions to cover the discontinuance of LIBOR.  The company continues to monitor the progression of LIBOR discontinuation and the recommendation for an alternative interest rate benchmark.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 3, 2020, 0.04 million shares, at a cost of $0.8 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 3, 2020, 68.4 million shares, at a cost of $643.4 million, have been repurchased.

Off-Balance Sheet Arrangements

At October 3, 2020, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 3, 2020, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $7.7 million, based on quoted market prices.  Of this amount, approximately $7.7 million relates to instruments that will be utilized in fiscal 2021 and an immaterial amount in fiscal year 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 3, 2020, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $13.3 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the CEO and the CFO and CAO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

There were no common stock repurchases under the plan during the twelve weeks ended October 3, 2020.  During the forty weeks ended October 3, 2020, 0.04 million shares, at a cost of $0.8 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 3, 2020, 68.4 million shares, at a cost of $643.4 million, have been repurchased.  The company currently has 6.2 million shares remaining available for repurchase under the share repurchase plan.

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

10.1	*	—

Eighth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 23, 2020, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended October 3, 2020.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 3, 2020 has been formatted in Inline XBRL.

*	Filed herewith

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

Date: November 5, 2020