Form 10-K
period 2021-01-02
FLOWERS FOODS INC
filed 2021-02-24
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 11, 2020, was $4,504,364,713.

The number of shares of the registrant’s Common Stock outstanding as of February 18, 2021 was 211,699,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 27, 2021, which is expected to be filed with the Securities and Exchange Commission on or about April 13, 2021, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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
•

our ability to execute our business strategies which may involve, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure;

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

•	increasing legal complexity and legal proceedings that we are or may become subject to;
•	increases in employee and employee-related costs;
•	the credit, business, and legal risks associated with independent distributors and customers, which operate in the highly competitive retail food and foodservice industries;
•

any business disruptions due to political instability, pandemics, armed hostilities, incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination, product recalls or safety concerns related to our products, or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

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

The Company

Flowers Foods, Inc. (which we reference to herein as “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods”), founded in 1919 as a Georgia corporation and headquartered in Thomasville, Georgia, is currently the second-largest producer and marketer of packaged bakery foods in the United States (“U.S.”).  Our principal products include breads, buns, rolls, snack cakes, and tortillas and are sold under a variety of brand names, including Nature’s Own, Dave’s Killer Bread (“DKB”), Wonder, Canyon Bakehouse, Tastykake, and Mrs. Freshley’s.  Our brands are among the best known in the baking industry. Many of our brands have a major presence in the product categories in which they compete.

Flowers’ strategic priorities include developing our team, focusing on our brands, prioritizing our margins, and proactively seeking out smart, disciplined acquisitions and are described further in the following section.  We believe executing on our strategic priorities will drive future growth and margin expansion and deliver meaningful shareholder value over time.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns as a result of the COVID-19 pandemic, we have experienced a favorable shift in sales mix to our branded retail products resulting in significant growth in income from operations in Fiscal 2020 as compared to Fiscal 2019.  If, in future periods, there is a shift in mix away from our branded retail products to store branded and non-retail products, we expect that our results of operations, including our net sales, earnings and cash flows, could be negatively impacted.

In recognition and support of our frontline workers, we paid a total of $12.3 million in appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers in Fiscal 2020.  These appreciation bonuses are in addition to the company’s annual bonus program.

On April 14, 2020, we temporarily ceased production at our Tucker, Georgia bakery and on July 9, 2020, we temporarily ceased production at our Savannah, Georgia bakery.  Both closures were due to an increase in the number of confirmed COVID-19 cases at these bakeries and the related increase in number of workers self-quarantining.  Production resumed at the Tucker bakery on April 27, 2020 and at the Savannah Bakery on July 17, 2020.  While our other bakeries were able to assist with meeting production needs in these instances, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements.

While the ultimate health and economic impact of the COVID-19 pandemic remains highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be impacted by decreases in foodservice and other non-retail outlets sales.  Foodservice sales are likely to remain under pressure until the restaurant industry returns to more normal operations.  We cannot predict the timing and speed of the foodservice industry recovery, and any delay in the recovery could significantly impact our future results.  We continue to actively monitor the collectability of our trade accounts receivables, particularly our foodservice customers.  We may incur losses in the future if these customers are forced into financial distress or bankruptcy and cannot pay us or their other suppliers on a timely basis or at all.

We continue to actively monitor the global outbreak and spread of COVID-19 and are taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through the implementation of additional procedures at each of our locations to comply with U.S. Centers for Disease Control and Prevention (CDC) recommendations.  These procedures and actions include, but are not limited to, monitoring the symptoms of all team members and essential visitors entering our facilities, requiring face coverings, maintaining (where possible) six feet of distance, conducting enhanced cleaning and sanitizing of common areas and frequently touched surfaces, performing additional decontamination of work areas and equipment if there is a confirmed or presumptive case of COVID-19 at a facility, and other considerations.  Certain non-production employees have also been working remotely to mitigate contact between personnel.  Non-essential travel and non-essential visitors bans also were implemented to reduce potential exposure. We are considering the options available to us under the Families First Coronavirus Response Act (“FFCRA Act”), the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and the Consolidated Appropriations Act (“CCA Act”). As of the beginning of the second quarter of Fiscal 2020, we began taking advantage of deferrals of certain payroll tax payments in accordance with the CARES Act. In addition, we continue to evaluate the impact of certain tax credits that are available under these Acts.  We have also availed ourselves of the deferral of federal income tax payments made available under an emergency declaration on March 13, 2020. The evolving COVID-19 pandemic could continue to impact our results of operations and liquidity; the operations of our suppliers, vendors, and customers; and our employees as a result of health concerns, quarantines, facility closures, and travel and logistics restrictions.

Strategic Initiatives

In June 2016, the company launched Project Centennial, a comprehensive business and operational review.  We identified opportunities to enhance revenue growth, streamline operations, improve efficiencies, and make investments that strengthen our competitive position and improve margins over the long term.  We began Project Centennial with an evaluation of our brands, product mix, and organizational structure.  On May 3, 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s long-term strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, and reduce costs.  The new organizational structure established two business units (“BUs”) - Fresh Packaged Bread and Snacking/Specialty - and realigned key leadership roles.  The new structure also provided for centralized marketing, sales, supply chain, shared services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  On July 17, 2020, the company implemented additional organizational structure changes designed to increase focus on brand growth, product innovation, and improving underperforming bakeries.  As part of this realignment, the two BUs were combined into one single function that is responsible for all of our brands.

Project Centennial marked a significant shift in mindset from a sales and operations focused enterprise to a brand focused packaged foods company.  Strategic priorities developed as part of Project Centennial were designed to improve margins and profitably grow revenue over time.  These priorities included: reducing costs to fuel growth, developing leading capabilities, reinvigorating core business, and capitalizing on product adjacencies.

Today, we are a brand focused company dedicated to the consumer and committed to growing our most profitable brands through innovation, market expansion, and prudent mergers and acquisitions (“M&A”).  Based on insights gained from the completion of Project Centennial, we have redefined our strategic priorities and our long-term goals which are as follows:

Strategic Priorities:

•	Develop team: Capabilities to build brands and create value.
•	Focus on brands: Enhance relevancy and expand presence. Invest in our brands to align with consumers to maximize our return on investment.
•	Prioritize margins: Optimize the portfolio and supply chain.
•	Smart M&A: Disciplined approach to acquisitions in the grain-based foods arena that enhance our branded portfolio and margin profile.

Long-term Goals:

•	Grow sales by 1% to 2% annually (excluding any future acquisitions).
•	Grow EBITDA by 4% to 6% annually (excluding any future acquisitions) (The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.).
•	Grow earnings per share by 7% to 9% annually.

The key to our success in achieving our goals is our talented and dedicated team.  We recognize the importance of investing in our people as further discussed in the “Human Capital Resources” section below, which details how we attract, retain, and develop our team.  Additionally, we recognize the importance of realigning people and responsibilities in successfully implementing our long-term strategies.  This realignment can take the form of organizational changes or providing crucial tools, including investments in our information systems.  During Fiscal 2020, we implemented organizational changes to better align the team to our new strategies, hired new team members with unique expertise and insight, and created the transformation office.  The transformation office is a cross-functional team responsible for over-overseeing the implementation of our strategic priorities, including our digital and ERP initiative, which is discussed in more detail under the “Digital Strategy Initiative” section below.

A major focus of our long-term strategy is to evolve our sales portfolio to higher margin, value-added branded retail products that we expect will drive top line growth and improve overall profitability. We expect an optimized portfolio will drive share gains by targeting growth segments with new, innovative products.  We have established clear roles for the brands and product lines within our portfolio to enable more targeted decision-making on brand investment.  Over the past several years, we have completed brand rationalization initiatives resulting in a more streamlined brand and product assortment, reduced brand portfolio complexity, and increased efficiency.  In Fiscal 2020, our sales mix shifted to more profitable branded retail products due to increases in at-home dining resulting from COVID-19, which led to increased sales and operating income, further illustrating the potential of an optimized portfolio.

As we implement our targeted sales portfolio strategy, the flexibility of our production and distribution systems allows us to pivot capacity to meet this changing demand.  As an example, in Fiscal 2020, we repurposed bakery assets at our Lynchburg, Virginia facility, converting it to an all-organic bakery to meet rising demand for our DKB products and to better serve east coast markets with fresher product and reduce distribution costs.  Additionally, we believe our flexible bakery system has been crucial in navigating demand changes caused by the pandemic as we have been able to quickly shift production to high demand products and adjust distribution where needed. We are continuing to optimize our distribution system by reducing network complexity through depot consolidation and reducing transport miles.

M&A has always been, and we expect will continue to be, an important part of our long-term growth strategy.  We employ a disciplined approach to M&A, seeking out candidates primarily in the grain-based foods arena that will enhance our branded portfolio, extend our geographic presence, are a strong cultural fit, and add enhanced capabilities to our company.  We believe our strong balance sheet and cash flow generation will enable us to execute our M&A strategy.

Digital Strategy Initiative

We have launched a digital strategy initiative to transform our information systems and processes.  This includes upgrading our information system to a more robust platform and is expected to improve data management and efficiencies while automating many of our processes.  The primary goals of this new strategic initiative are: (1) enable more agility in our business model, empowering the organization by fundamentally redesigning core business processes and our ways of working; (2) embed digital capabilities where it matters and transform the way we engage with our consumers, our customers and our employees; and (3) modernize and simplify our application and configuration landscape to remove existing roadblocks and support new ways of working with the new ERP system becoming a key enabler of our business strategies. We completed the initial planning and road mapping phase of this multi-year project as of the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021.  We expect this initiative will require significant capital investment and expense over the next several years.  See Item 1A., Risk Factors, “We may experience difficulties in designing and implementing our new ERP system.”

Segment

Since the beginning of Fiscal 2019, we have managed our business as one operating segment.  As discussed above, due to the organizational structure changes implemented under Project Centennial, the company concluded it has one operating segment based on the nature of the products the company sells, its intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.  Beginning with the first quarter of Fiscal 2019, the comparative periods have been presented on a consolidated basis due to the change to a single operating segment.  See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K for more detailed financial information about our operating segment.

Brands & Products

We report our sales as branded retail, store branded retail, or non-retail and other.  The non-retail and other category includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing.  The chart below presents our Fiscal 2020 sales by sales category (source:  internal sales data warehouse (“SDW”); amounts may not compute due to rounding).

Flowers Foods Sales Mix
NON-RETAIL/ OTHER 20%
STORE BRANDED RETAIL 14%
BRANDED RETAIL 66%
BRANDED RETAIL
STORE BRANDED RETAIL
NON-RETAIL/ OTHER

Our brands are some of the best-known in the U.S. fresh packaged bread industry and hold leading market positions in the categories in which they compete.  We believe having a well-diversified portfolio of brands allows us to be more competitive in the marketplace and appeal to a broader range of consumers. Our principal products are breads, buns, rolls, snack cakes, and tortillas.  The table below presents the major brands within our diversified brand portfolio:

Strategic Positioning	Key Brands
Mainstream	Nature's Own, Wonder, Tastykake
Organic	Dave's Killer Bread
Gluten Free	Canyon Bakehouse

Brand Highlights

•	Nature’s Own is the best-selling loaf bread in the U.S. Nature’s Own sales, at retail, were $1.3 billion for Fiscal 2020.
•

Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) based on dollars and units in the U.S.  Nature’s Own Butterbread is the #3 UPC based on dollars and units. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/27/20)

•

DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments (Loaf, Bagels, Breakfast Bread, and English Muffins). (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/27/20) DKB’s sales, at retail, were $807 million for Fiscal 2020.

•

Canyon Bakehouse, acquired at the end of Fiscal 2018, is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/27/20)  Canyon Bakehouse’s sales, at retail, were $121 million for Fiscal 2020.

•

Wonder, celebrating its 100th anniversary, enjoys 98% brand awareness (Source: Kantar Brand Health Tracking Study - Q4 2020) and is the #2 selling brand in the white loaf segment.  Wonder’s sales, at retail, were $469 million for Fiscal 2020 (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/27/20)

Our brands and products are sold through various channels throughout the U.S.  The table below presents our sales by channel for Fiscal 2020 (source:  internal SDW; amounts may not compute due to rounding).

All Other*
5%
Convenience Store
3%
Foodservice
17%
Supermarket/
Drug
42%
Mass
Merchandiser/
Discount
33%
Convenience Store
Foodservice
Mass Merchandiser/ Discount
Supermarket/Drug
All Other*

* All Other includes thrift store, vending, and retail distributor sales.

Marketing

We support our key brands with an advertising and marketing effort that targets consumers through electronic and in-store coupons, social media (such as Facebook and Twitter), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus our marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day, and snack cakes for specific seasons.  Additionally, we have and are continuing to make marketing investments to target e-commerce sales as consumers shift to more online shopping alternatives, such as grocery delivery sites, retailer websites and apps, among others.

Customers

Our top 10 customers in Fiscal 2020 accounted for 53.6% of sales. During Fiscal 2020, our largest customer, Walmart/Sam’s Club, represented 21.2% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10.0% or more of our sales during Fiscal 2020, 2019, and 2018.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 246 such stores and reported sales of $71.9 million during Fiscal 2020 from these outlets.

We also (1) supply national and regional restaurants, institutions and foodservice distributors, and retail in-store bakeries with breads and rolls; (2) sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets; and (3) sell packaged snack cakes primarily to customers who distribute them nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. In certain circumstances, we enter into co-packing arrangements with retail customers or other food companies, some of which are competitors.  While we service public health care, military commissaries, and prisons, among other governmental institutions, we do not have any material government contracts.

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

Our DSD distribution system is comprised of three types of territories: (1) independent distributor-owned and operated territories (independent distributors own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets); (2) distribution rights that are classified as available for sale in the Consolidated Balance Sheets; and (3) other company operated territories.  The table below presents the approximate number of territories used by the company as of January 2, 2021:

Type of territory	Number of territories
Independent distributor-owned and operated territories	5,498
Territories classified as available for sale	366
Other company operated territories	96
Total territories	5,960

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $37.6 billion at retail. This category is intensely competitive and has continued to experience consolidation. From a national standpoint, Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on market share as presented in the following chart (amounts may not compute due to rounding). (Source:  IRI Flowers custom database, 52 weeks ending 12-27-20; Flowers private label sales from SDW):

Market Share
Others
25.8%
Flowers Branded
17.6%
Other Private Label
15.6%
BBU
30.2%
Flowers Private Label
4.7%
Pepperidge Farm
6.1%
Flowers Branded
BBU
Pepperidge Farm
Flowers Private Label
Other Private Label
Others

The current competitive landscape for breads and rolls in the U.S. baking industry consists of Bimbo Bakeries USA (BBU), Flowers Foods, and Campbell Soup Company, under the Pepperidge Farm brand, along with a number of smaller independent regional bakers, local bakeries, and retailer-owned bakeries.

Some of these smaller regional bakers do not enjoy the competitive advantages of larger operations, including greater brand awareness and economies of scale in purchasing, distribution, production, IT, advertising and marketing. However, size alone is not sufficient to ensure success in our industry. The company faces significant competition from regional and independent bakeries in certain geographic areas.

Competition in the baking industry continues to be driven by a number of factors, including the ability to serve retail and foodservice customers, generational changes in family-owned businesses, and competitors’ promotional efforts on branded bread and store brands. Competition typically is based on the ability to target changing consumer preferences, product availability (including through e-commerce channels), product quality, brand loyalty, price, and effective promotions. Customer service, including frequent deliveries to keep store shelves well-stocked, is also a competitive factor.

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. The store brand share of retail fresh packaged bread in the U.S. accounts for approximately 20% of the dollar sales and approximately 30% of unit sales, though its share has steadily declined over the past six years.

Human Capital Resources

As of January 2, 2021, Flowers and its subsidiaries had approximately 9,200 employees located throughout the U.S. and approximately 4,200 long-term leased employees. Approximately 1,070 employees are covered by collective bargaining agreements and there are no material outstanding labor disputes.

Supporting our people is a foundational value for Flowers. We believe company success depends on our ability to attract, develop, and retain key personnel whose skills, experience and industry knowledge benefit our operations and performance. The company’s Board of Directors (the “Board”), Board committees, and management oversee various employee initiatives including compensation and benefits programs, succession planning, and leadership development and diversity and inclusion.

Flowers aims to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, apprenticeships, internships, and job fairs.  Flowers also seeks to retain team members by offering competitive wages, benefits, and training opportunities, as well as promoting a safe and healthy workplace.

Flowers supports and develops our employees through company-wide training and development programs intended to build and strengthen employees’ leadership and professional skills, including various management development programs, and provides career planning tools. Additionally, we regularly conduct anonymous surveys to seek feedback from our team members on a variety of topics, including, but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and how we can make our company an employer of choice.  The results are shared with our team members and reviewed by senior leadership, who seek to analyze areas of opportunity and prioritize actions and activities in response to the feedback to drive meaningful change in our overall employee experience.

Diversity, Equity and Inclusion

At Flowers, we believe diversity broadens our perspective as a company and enriches our employees and partners, as well as the communities in which we live. To further develop our diversity, equity and inclusion strategy, Flowers has partnered with a nationally recognized consulting firm to aid in the development of a comprehensive strategy to ensure we are continuing to foster a work environment that values all people.

Health and Safety

The safety of our team members is a top priority. We strive to provide a safe working environment, and have policies, procedures, and training programs to ensure employees and associates understand and meet safety guidelines. We are currently developing a safety management system that will guide our teams towards a comprehensive, performance-based safety culture that is intended to provide the desired quality of life our employees, associates and their families strive for as we journey toward safety excellence.

Second Chance Employer

While Flowers’ hiring practices have never required job candidates to share criminal background information, since acquiring DKB in 2015, the company has been encouraging its subsidiaries to work with local agencies to find qualified individuals within this candidate pool.  Currently, seven of our bakeries are active Second Chance Employers, including our DKB bakery in Milwaukie, Oregon.  The Dave’s Killer Bread Foundation was established in 2015 to inspire other businesses to become Second Chance Employers.  The majority of the directors serving on the foundation’s board are executives of DKB and Flowers Foods.

Total Rewards

We have a demonstrated history of investing in our workforce by providing competitive wages and benefits. Our benefits package includes:

•	comprehensive health insurance coverage to employees working 30 hours or more each week;
•	parental leave to all new parents for birth, adoption or foster placement;
•	short-term disability to provide wage protection for up to six months;
•	a tuition reimbursement program; and
•	a 401(k) plan with generous company match.

Additionally, we believe that because employees drive our success, they should share in that success. In addition to competitive wages and benefits, when annual company goals are met, eligible team members at all levels are rewarded with a bonus. Furthermore, in Fiscal 2020, in recognition and support of our frontline workers, we paid a total of $12.3 million in appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers. These appreciation bonuses are in addition to the company’s annual bonus program.

Sustainability

Sustainability is core to our strategy and how we connect with consumers and grow our company. Our leading brands and delicious bakery foods are made with a commitment to operating efficiently, reducing waste, and sourcing ingredients responsibly.

As part of that strategy, we recognize our responsibility to uphold the company’s founding values, which for more than 100 years, have centered on working ethically, responsibly, and with integrity. We also look for ways to make a positive difference at work and in our communities. By collaborating with stakeholders, including team members, business partners, suppliers, and customers, we are working to become a more sustainable company.

We integrate environmental, social and governance objectives into our decision making to deliver long-term value. In doing so, we consider guidance by our stakeholders and third-party frameworks, including the Sustainability Accounting Standards Board (SASB).

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

The following corporate governance documents may be obtained free of charge through our website in the “CORPORATE GOVERNANCE” section of the “INVESTORS” tab or by sending a written request to Flowers Foods, Inc., 1919 Flowers Circle, Thomasville, GA 31757, Attention: Investor Relations.

•	Finance Committee Charter
•	Audit Committee Charter
•	Nominating/Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Flowers Foods, Inc. Employee Code of Conduct
•	Code of Business Conduct and Ethics for Officers and Members of the Board of Directors

•	Disclosure Policy
•	Stock Ownership Guidelines
•	Corporate Governance Guidelines
Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. These risk factors are not listed in any order of significance. Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition, liquidity, or results of operations.

Operational Risks

The extent to which the outbreak of the novel strain of coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has spread throughout the world, including the U.S., and has resulted in governmental and other regulatory authorities throughout the U.S. implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted and may further impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, such as restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our customers, vendors and suppliers. The spread of COVID-19 has caused us to modify our business practices (including temporary bakery closures and restricting production at certain bakeries, restricting employee travel, developing social distancing plans for our employees, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by governmental and other regulatory authorities or as we determine are in the best interests of our employees, customers, vendors and suppliers. We can provide no assurance that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to governmental authorities.

COVID-19 has had, and will continue to have, a widespread and broad-reaching effect on the economy and our business. Some of the impacts our business has experienced, is experiencing or may experience as a result of COVID-19 include, but are not limited to, the following:

•

We have experienced a favorable shift in sales mix to our branded retail products due to the change in consumer buying patterns as a result of the COVID-19 pandemic, which has positively impacted our business operations, including our sales, operating income and cash flows, and if there is a shift in mix away from our branded retail products to store branded and non-retail products, we expect that our results of operations, including our net sales, earnings and cash flows, could be negatively impacted;

•

Many of our foodservice customers have closed or restricted operations, which has adversely impacted our revenues from these customers, and has impacted, and could continue to impact, our ability to collect payment from these customers;

•

Consumer fears about contracting the disease have altered preferences and spending habits, including significant increases in purchases of fresh and frozen breads during the pendency of quarantines, shelter-in-place orders and other shutdowns; and these trends may not continue or may pull forward demand for our products from future periods, which could negatively affect our performance in future periods if consumers were to purchase fewer products from us;

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

•	We also implemented a work from home policy for many of our corporate employees, which may negatively impact productivity and cause other disruptions to our business.

The extent to which the spread of COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, results of operations and financial condition.

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

In addition, changes in tax or interest rates, whether due to recession, financial and credit market disruptions or other reasons, could negatively impact us. In this regard, the U.K. Financial Conduct Authority announced on July 27, 2017 that it intends to stop persuading or compelling banks to submit rates for the calibration of the London Interbank Offered Rate (“LIBOR”) by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, announced plans to cease publication of USD LIBOR on December 31, 2021 for only the one week and two-month tenors, and on June 30, 2023 for all other tenors. Certain of our variable rate debt and credit facility (as defined below) and hedging relationships use LIBOR as a benchmark for establishing interest rates. While we expect to have replaced or renegotiated these agreements by the end of 2021, we plan to incur additional indebtedness and/or negotiate new terms that will rely on alternative rates. The future of LIBOR is uncertain. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in or cessation of the publication of LIBOR, or changes in the rules or methodologies underpinning LIBOR. In addition, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and any such rates may be impossible or impracticable to determine. The Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommend alternative to LIBOR. The selection of SOFR as the alternative reference rate, however, currently presents certain market concerns and its acceptance as a LIBOR alternative is uncertain. We are evaluating the potential impact of the transition from LIBOR. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the size and scope of its impact on our financing costs is still uncertain at this time. If any of these events occurs, or if economic conditions become unfavorable, our financing costs, sales and profitability could be adversely affected.

A disruption in the operation of our DSD distribution system could negatively affect our results of operations, financial condition and cash flows.

A material negative change in our relationship with the independent distributors, litigation or one or more adverse rulings by courts or regulatory or governmental bodies in any of the jurisdictions in which we operate regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributors, or an adverse judgment against the company for actions taken by the independent distributors, could materially and negatively affect our financial condition, results of operations and cash flows.

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

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 53.6% of sales during Fiscal 2020. Our largest customer, Walmart/Sam’s Club, accounted for 21.2% of sales during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Our inability to execute our business strategy could adversely affect our business.

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. In particular, we initiated under Project Centennial, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure. Our focus on our long-term goals dedicated to the consumer and committed to growing our most profitable brands is dependent on our success in achieving our strategic priorities: (i) develop team; (ii) brands focus; (iii) prioritize margins; and (iv) smart M&A activity. These and related demands on our resources may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

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

Acquisitions, including future acquisitions, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

•	integrating the operations and business cultures of the acquired businesses while carrying on the ongoing operations of the businesses we operated prior to the acquisitions;
•	managing a significantly larger company than before consummation of the acquisitions;
•	the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;
•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;
•	attracting and retaining the necessary personnel associated with the acquisitions;
•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•	expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.

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

The third-party vendor management processes may not be appropriately designed to reduce risks related to the delivery of goods, supplies and services.

As part of a concerted effort to achieve cost savings and efficiencies, we have entered into agreements with third-party vendors for the delivery of goods, supplies and services, including IT services. If we do not select quality vendors, appropriately review vendor contracts and monitor these vendors’ performance (including their ability to protect our customer, consumer or other confidential data), or if any of these third-parties do not perform according to the terms of the agreements, we may not be able to achieve the expected cost savings, we may have to incur additional costs to correct errors made by such third-party vendors or our reputation could be harmed by any failure to perform.

Increases in employee and employee-related costs could have adverse effects on our profitability.

Health care and workers’ compensation costs are increasing and will likely continue to do so. Any substantial increase in these costs may have an adverse impact on our profitability. The company records the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in benefit plan liabilities may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan, and other factors.  In addition, legislation or regulations involving labor and employment and employee benefit plans (including employee health care benefits and costs) may impact our operational results.

Technology Risks

We may be adversely impacted if our IT systems fail to perform adequately, including with respect to cybersecurity issues.

The efficient operation of our business depends on our IT systems. We rely on our IT systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our IT systems (including those provided to us by third-parties) to perform as we anticipate could disrupt our business and could result in billing, collecting and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, our IT systems (including those provided to us by third parties) may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

We may experience difficulties in designing and implementing our new ERP system.

We are in the midst of implementing a new ERP system, which will replace our existing financial and operating systems. The ERP system will be designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of this new ERP system requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. We may not be able to implement the ERP system successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to implement the new ERP system as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our financial condition, results of operations and cash flows could be negatively impacted.

Industry Risks

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Raw materials, such as flour, sweeteners, shortening, yeast, and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

In addition, we are dependent upon natural gas or propane for firing ovens. The independent distributors and third-party transportation companies are dependent upon gasoline and diesel for their vehicles. The cost of fuel may fluctuate widely due to economic and political conditions, government policy and regulation, war, or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing higher-margin products to lower-margin products.

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

During Fiscal 2018, 2019, and 2020, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers.

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

Legal and Regulatory Risks

Government regulation could adversely impact our results of operations and financial condition.

As a producer and marketer of food items, our production processes, product quality, packaging, labeling, storage, and distribution, and the safety of food products and the health and safety of our employees, are subject to regulation by various federal, state and local government entities and agencies. In addition, the marketing and labeling of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing and labeling under federal, state or local laws or regulations. Uncertainty regarding labeling standards has led to customer confusions and legal challenges.

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

A.Ryals McMullian Age 51 President and Chief Executive Officer

Mr. McMullian was elected CEO in May 2019.  Previously, he served as COO from July 2018 until May 2019.  Mr. McMullian served as chief strategy officer from May 2017 to July 2018, and as vice president of mergers and acquisitions and deputy general counsel from 2015 until 2017. Mr. McMullian served as vice president and associate general counsel from 2011 until 2015 and as associate general counsel from 2003, when he joined the company, until 2011.

R. Steve Kinsey Age 60 Chief Financial Officer and Chief Accounting Officer

Mr. Kinsey was named chief financial officer (“CFO”) and chief accounting officer (“CAO”) in April 2020.  Previously, he served as executive vice president and CFO and chief administrative officer from May 2017 to April 2020. Mr. Kinsey served as executive vice president and CFO from 2008 until 2017, and as senior vice president and CFO from 2007 to 2008. Prior to those appointments, Mr. Kinsey served in various accounting roles since joining the company in 1989.

Bradley K. Alexander Age 62 Chief Operating Officer

Mr. Alexander was named COO in May 2019.  Previously, he served as president of the Fresh Packaged Bread Business Unit from May 2017 to May 2019, as executive vice president and COO of Flowers Foods from July 2014 to May 2017, and as president of Flowers Bakeries from July 2008 to July 2014. Mr. Alexander joined the company in 1981.

Robert L. Benton, Jr. Age 63 Executive Vice President of Network Optimization

Mr. Benton was named executive vice president of network optimization in November 2019. He previously served as chief supply chain officer from May 2017 until November 2019.  Mr. Benton served as senior vice president and chief manufacturing officer from January 2015 to May 2017 and as senior vice president of manufacturing and operations support from March 2011 until January 2015.  Prior to that, he held various manufacturing positions since joining the company in 1980.

Name, Age and Office	Business Experience

Brad Cashaw Age 57 Chief Supply Chain Officer

Mr. Cashaw joined Flowers as chief supply chain officer (“CSCO”) in September 2020. Before joining Flowers, Mr. Cashaw served as executive vice president and CSCO at Dean Foods, a dairy product manufacturing company, from March 2016 to September 2019. Prior to that, he was vice president, integrated supply chain for the cheese and dairy division at Kraft Foods Group from October 2013 to August 2015.  Mr. Cashaw also held production and supply chain roles at the Kellogg Company and PepsiCo.

Mark Chaffin Age 50 Chief Information Officer

Mr. Chaffin was named chief information officer (“CIO”) in February 2020 after serving four months in an interim capacity. Prior to joining Flowers, Mr. Chaffin was a partner in the Southeast practice of Fortium Partners, a provider of technology leadership services, from 2019 until joining Flowers. He also served as CIO at sgsco, a global package and brand design and marketing company, from 2015 to 2019 and as CIO for Acosta Sales and Marketing from 2007 to 2015.

H. Mark Courtney Age 60 Chief Brand Officer

Mr. Courtney was named chief brand officer in July 2020.  He previously served as president of the Fresh Packaged Bread Business Unit from May 2019 to July 2020, senior vice president of retail accounts from May 2017 to May 2019, and senior vice president of sales from June 2008 to May 2017.  Prior to that, Mr. Courtney served in various sales positions since joining the company in 1983.

Debo Mukherjee Age 53 Chief Marketing Officer

Mr. Mukherjee joined Flowers as chief marketing officer in October 2017. Before joining Flowers, Mr. Mukherjee was founder and owner of Intacta Consulting Group, LLC, a marketing consulting firm, from 2015 to 2019. Prior to that, he served as CEO of Redco Foods, Inc. from 2011 to 2015. He also held marketing roles at Mars Inc., Unilever, H.J. Heinz Co. and The Hershey Company.

David M. Roach Age 51 President, Cake Operations

Mr. Roach was named president of cake operations in July 2020. He previously served as president of the Snacking/Specialty Business Unit from May 2017 to July 2020 and as senior vice president of organics from September 2015 until May 2017. Mr. Roach served in various sales and management positions since joining the company in 1992.

Tonja Taylor Age 61 Chief Human Resources Officer

Ms. Taylor was named chief human resources officer in May 2017. She served as senior vice president of human resources from September 2013 until May 2017 and as vice president of human resources from June 2008 until September 2013. Prior to these appointments, Ms. Taylor held various human resources positions since joining the company in 1999.

Stephanie B. Tillman Age 50 Chief Legal Counsel

Ms. Tillman was named chief legal counsel effective January 2020. Previously, she served as vice president, chief compliance officer, and deputy general counsel from April 2011 to January 2020. Prior to that, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

Heeth Varnedoe IV Age 54 Chief Transformation Officer

Mr. Varnedoe was named chief transformation officer in December 2020. Previously, he served as senior vice president of DSD Regions/Sales from 2017 until 2020, as president of Flowers’ Phoenix, Arizona bakery from 2016 to 2017, as vice president of national accounts from 2013 to 2016, and as director of DSD cake sales in 2012. Mr. Varnedoe joined Flowers in 1990 and held a number of positions before leaving the company in 2000 to pursue other business interests.  He rejoined Flowers in 2012.

D. Keith Wheeler Age 57 Chief Sales Officer

Mr. Wheeler was named chief sales officer in May 2017. Previously, he served as president of Flowers Bakeries from July 2014 until May 2017. Prior to that, Mr. Wheeler served in various leadership roles, including regional senior vice president, regional controller, and bakery president. He joined the company in 1988.

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

In Thomasville, Georgia, the company leases properties that house shared services functions and our IT group and owns several properties for our corporate offices.  The company also houses an additional shared services center at its Phoenix, Arizona bakery.

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

Holders

As of February 18, 2021, there were approximately 3,385 holders of record of the company’s common stock.

Dividends

The payment of dividends is subject to the discretion of the company’s Board. The Board bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of January 2, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	4,231,031
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,231,031

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

Purchases of Equity Securities by the Issuer

The company did not purchase any shares of its common stock during the fourth quarter of Fiscal 2020.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 2, 2016 through January 2, 2021 the last day of our 2020 fiscal year.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
Flowers Foods, Inc.
S&P 500 Index
S&P 500 Packaged Foods & Meats Index
S&P MidCap 400 Index

	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021
FLOWERS FOODS INC	100.00	96.54	96.75	94.92	116.75	125.77
S&P 500 INDEX	100.00	111.96	136.40	129.31	171.94	203.04
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	109.14	110.61	89.65	117.35	122.82
S&P MIDCAP 400 INDEX	100.00	120.74	140.35	123.53	157.40	179.00

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 2, 2016. Flowers Foods’ share price is also indexed to $100 at January 2, 2016.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2020, 2019, 2018, 2017, and 2016 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K (amounts in thousands, except per share data).

	For Fiscal Year
	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016
	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
Statement of Income Data:
Sales	$4,387,991	$4,123,974	$3,951,852	$3,920,733	$3,926,885
Net income	$152,318	$164,538	$157,160	$150,120	$163,776
Net income attributable to Flowers Foods, Inc. common shareholders per basic share	$0.72	$0.78	$0.74	$0.72	$0.79
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.72	$0.78	$0.74	$0.71	$0.78
Cash dividends per common share	$0.7900	$0.7500	$0.7100	$0.6700	$0.6250
Balance Sheet Data:
Total assets	$3,323,023	$3,177,776	$2,845,537	$2,659,724	$2,761,068
Long-term debt and right-of-use lease liabilities	$1,253,957	$1,206,299	$990,640	$820,141	$946,667

Notes to the Selected Financial Data table for additional context

1.	Fiscal 2020 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2020	Footnote
Loss on inferior ingredients	$—	$—	$—	$107	$107	Note 4
Restructuring and related impairment charges	$—	$10,535	$20,100	$4,848	$35,483	Note 5
Pension plan settlement and curtailment loss (gain)	$116,207	$—	$(7,153)	$(297)	$108,757	Note 21

2.

Fiscal 2020 also includes consulting costs for ERP Road Mapping (as defined below) of $4.4 million, Project Centennial consulting costs of $15.5 million, legal settlement charges of $7.3 million, and a lease termination gain of $4.1 million, all of which are recognized in the selling, distribution and administrative expenses line item on the Consolidated Statements of Income during Fiscal 2020.  Additionally, Fiscal 2020 includes 53 weeks.

3.	Fiscal 2019 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2019	Footnote
(Recovery) loss on inferior ingredients	$(413)	$—	$—	$376	$(37)	Note 4
Restructuring and related impairment charges	$718	$2,047	$3,277	$17,482	$23,524	Note 5

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

4.

Fiscal 2019 also includes legal settlement charges of $28.0 million recognized in the selling, distribution and administrative expenses line item on the Consolidated Statements of Income during Fiscal 2019.

5.	Fiscal 2018 includes the impact of the following items which affect comparability (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	Fiscal 2018	Footnote
Loss on inferior ingredients	$3,212	Note 4
Restructuring and related impairment charges	$9,767	Note 5
Multi-employer pension plan withdrawal costs	$2,322	Note 21
Pension plan settlement loss	$7,781	Note 21
Impairment of assets	$5,999	Note 2

The company purchased Canyon Bakehouse, LLC (“Canyon”) on December 14, 2018.  See Note 10, Acquisition, of Notes to Consolidated Financial Statements of this Form 10-K, for more detailed disclosures for the acquisition.  Its results of operations for the period from December 14, 2018 through December 29, 2018 were excluded due to immateriality and were reported in the first quarter of Fiscal 2019.

6.

Fiscal 2018 also includes the impact of $21.5 million of legal settlements, $4.5 million in acquisition-related costs, and $9.7 million of Project Centennial costs all of which are recognized in the selling, distribution and administrative expenses line item on the Consolidated Statements of Income during Fiscal 2018.

7.

Fiscal 2017 includes the impact of the $28.9 million gain on divestiture of the non-core mix manufacturing business, $104.1 million of restructuring an related impairment charges, $18.3 million of multi-employer pension plan withdrawal costs, a $4.6 million pension plan settlement loss, a $48.2 million income tax benefit as a result of tax reform, and $37.3 million of Project Centennial consulting costs.

8.

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
•

Results of operations — an analysis of the company’s consolidated results of operations for Fiscal 2020 compared to Fiscal 2019 as presented in the Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for a discussion of the results of operations for Fiscal 2019 compared to Fiscal 2018.

•	Liquidity, capital resources and financial position — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

Detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	Fiscal 2020	Fiscal 2019	Footnote
	53 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Project Centennial consulting costs	$15,548	$784	Note 5
ERP Road Mapping consulting costs	4,363	—
Restructuring and related impairment charges	35,483	23,524	Note 5
Loss (recovery) on inferior ingredients	107	(37)	Note 4
Non-restructuring lease termination gain	(4,066)	—	Note 2
Pension plan settlement and curtailment loss	108,757	—	Note 21
Acquisition-related costs	—	22	Note 10
Legal settlements	7,250	28,014	Note 23
Other pension plan termination costs	133	—
Executive retirement agreement	—	763
	$167,575	$53,070

Project Centennial consulting costs.  During the second quarter of Fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  Key initiatives of the project are outlined in Item 1., Business, of this Form 10-K.  As of the end of Fiscal 2016, we had completed the diagnostic phase and as of the end of Fiscal 2020, we have completed the implementation phase of Project Centennial. Consulting costs associated with the project in Fiscal 2020 and 2019 were $15.5 million and $0.8 million, respectively.  Costs incurred in Fiscal 2020 primarily related to further refining our organizational structure, portfolio and supply chain optimization initiatives, and improving our cake operations. In Fiscal 2019, costs were primarily related to the portfolio and supply chain network optimization initiatives.  These consulting costs are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Consulting costs for planning the upgrade of our ERP platform and the broader digital strategy initiative.  As discussed further in Item 1., Business, of this Form 10-K, we began planning for the upgrade of our ERP platform and other system related enhancements (the “ERP Road Mapping”) during the third quarter of Fiscal 2020. Consulting costs incurred in Fiscal 2020 associated with these activities were $4.4 million and are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income. We completed the initial road mapping activities in the fourth quarter of Fiscal 2020 and transitioned to the design phase of the project.  We currently expect significant consulting and infrastructure costs related to this multi-year project although we cannot estimate these costs at this time.

Restructuring and related impairment charges associated with Project Centennial.  The following table details charges recorded in Fiscal 2020 and 2019 (amounts in thousands):

	Fiscal 2020	Fiscal 2019
	(Amounts in thousands)
Employee termination benefits and other cash charges	$7,779	$3,295
Property, plant, equipment and spare parts impairments, net of gain on sale	7,110	4,830
Lease termination and lease impairment charges	13,474	—
Brand rationalization impairments	7,120	15,399
	$35,483	$23,524

Fiscal 2020 Charges

The company continues to evaluate its organizational structure in an effort to increase its focus on brand growth and product innovation and to improve underperforming bakeries, as discussed further in Item 1., Business, of this Form 10-K.  The organizational structure changes resulted in employee termination benefits charges in Fiscal 2020 related to a voluntary employee separation plan (the “VSIP”) of $2.6 million and an involuntary reduction-in-force plan of $5.3 million. The VSIP and reduction-in-force plans together eliminated approximately 250 positions across different departments and job levels and all remaining payments related to the plans were paid in early Fiscal 2021.

During Fiscal 2020, the company sold three closed bakeries that were included in assets held for sale and certain idle equipment at other bakeries, resulting in the recognition of $5.7 million of impairment charges.  Additionally, the company recognized property, plant, and equipment impairment charges of $0.6 million for manufacturing line and distribution depot closures and an office building the company has decided to sell, and $0.7 million for spare parts related to equipment the company no longer intends to use.

In order to optimize our distribution network, we vacated certain distribution depots during the third quarter, some of which are owned and others that are leased.  These actions resulted in the recognition of lease termination charges and lease impairment charges totaling $13.5 million and are anticipated to reduce lease costs and generate overall efficiency savings.

Additionally, in order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley brand, a finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter.  The company decided to cease using one of its regional brands and recognized a $1.3 million impairment charge in the fourth quarter.  Additionally, ingredient and packaging impairments of $1.2 million were recognized as a result of brand rationalization initiatives.

Fiscal 2019 Charges

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

Loss (recovery) on inferior ingredients. In Fiscal 2020, we incurred costs of $1.3 million related to receiving inferior ingredients used in the production of certain of our gluten-free products and an adjustment to previously recorded inferior yeast costs, and received a $1.2 million reimbursement for the direct costs associated with receiving inferior yeast in a prior year. We also received a reimbursement of $3.9 million for indirect losses associated with receiving inferior yeast in a prior year and this amount is included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

In Fiscal 2019, we incurred costs of $1.8 million related to receiving inferior ingredients and co-manufactured products, and received reimbursements totaling $1.8 million for a portion of previously incurred costs.

Non-restructuring lease termination gain.  In Fiscal 2020, due to a change in the contractual terms with a transportation entity that transports a significant portion of our fresh bakery products to allow for substitution of assets, among other changes to the terms, a reassessment of the embedded lease accounting treatment was triggered.  Based our analysis, we determined the contracts associated with the transportation entity no longer qualify for embedded lease treatment and, in unwinding these leases, the company recognized a noncash gain of $4.1 million in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Pension plan settlement loss.  On September 28, 2018, the Board approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  In the first quarter of Fiscal 2020, the company distributed a portion of the pension plan assets to participants as lump sum payments and transferred the remaining obligations and assets to an insurance company in the form of a nonparticipating group annuity contract.  No cash contributions were required in Fiscal 2020 to support this transaction.  In Fiscal 2020, the company recognized $108.8 million of non-cash pension termination charges, comprised of a settlement charge of $104.5 million and a curtailment loss of $4.3 million, and an additional $0.1 million of cash charges for other pension termination charges in our Consolidated Statements of Income.

Legal settlements.  In Fiscal 2020 and 2019, we reached agreements to settle distributor-related litigation in the aggregate amount of $7.3 million and $29.3 million, respectively, including plaintiffs’ attorney fees and the company’s FICA obligations.  We recorded a benefit of $1.3 million in Fiscal 2019 related to an adjustment of a prior year settlement based on the final amount paid. All amounts related to legal settlements are recorded in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.  At January 2, 2021, $11.9 million of settlements were accrued, of which $8.7 million was paid in January of Fiscal 2021.

Executive retirement agreement.  On February 15, 2019, Allen Shiver, president and chief executive officer of the company and member of the Board, notified the company he would be retiring from these positions effective May 23, 2019.  In connection with Mr. Shiver’s retirement, the company and Mr. Shiver entered into a retirement agreement and general release, as a part of the agreement, Mr. Shiver was paid $1.3 million upon his retirement, which was expensed in the first quarter of Fiscal 2019.  Additionally, upon his retirement in the second quarter of Fiscal 2019, we recognized a benefit of $0.6 million related to the forfeiture of his unvested long-term incentive stock awards.  These amounts are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Additional Items Impacting Comparability

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2020 consisted of 53 weeks and Fiscal 2019 consisted of 52 weeks.  Fiscal 2021 will consist of 52 weeks.

COVID-19.  On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns as a result of the COVID-19 pandemic, we experienced a favorable shift in sales mix to our branded retail products resulting in significant growth in income from operations in Fiscal 2020 as compared Fiscal 2019.  For additional details on the impact of the COVID-19 pandemic to our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

Conversion of our Lynchburg, Virginia bakery to organic production — During Fiscal 2020, we converted our Lynchburg, Virginia bakery to an all-organic production facility.  The converted facility increases production capacity for our DKB products, allowing the company to better serve east coast markets with fresher product and reduce distribution costs.  We incurred start-up costs related to the conversion of approximately $5.1 million in Fiscal 2020 and these costs are included in materials, supplies, labor and other production costs in our Consolidated Statements of Income.  The bakery resumed production at the end of the third quarter of Fiscal 2020.

Canyon Bakehouse LLC acquisition.  On December 14, 2018, we completed the acquisition of Canyon, a privately held, gluten-free baking company in Johnstown, Colorado, for $205.2 million total consideration.  Canyon operates one production facility in Johnstown, Colorado. The Canyon Bakehouse brand is the #1 gluten-free bread loaf brand in the U.S.  We funded the purchase price of the Canyon acquisition with cash on hand and borrowings under our accounts receivable securitization facility (the “AR facility”) and incurred acquisition-related expenses of $4.5 million.  Canyon’s results of operations for the period from December 14, 2018 through December 29, 2018 were excluded from our consolidated results for Fiscal 2018 due to immateriality and were reported in our first quarter of Fiscal 2019.  Prior to the acquisition, Canyon’s sales were distributed frozen through natural, specialty, grocery, and mass retailers around the country and this has and will continue.  In addition to frozen distribution, we began distributing fresh Canyon branded products via our DSD distribution system during the first quarter of Fiscal 2019.  In January of Fiscal 2020, we paid $5.0 million to the prior owner related to the contingent consideration recorded as part of the acquisition.

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

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with Fiscal 2020 sales of $4.4 billion.  We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.

We operate 46 plants in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.  See Item 1., Business, of this Form 10-K for information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Impact of COVID-19 on Our Business:

The COVID-19 pandemic significantly impacted our business operations and results of operations during Fiscal 2020, as further described under “Results of Operations” and “Liquidity and Capital Resources” below.  The resulting dramatic changes in consumer buying patterns has led to a significant rise in demand for our branded retail products due to increases in at-home dining, but sales through our non-retail category, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing, have declined substantially during the pandemic.  In recognition and support of our frontline workers, we paid $12.3 million in appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers in Fiscal 2020.  These appreciation bonuses are in addition to the company’s annual bonus program, in which all Flowers employees participate. Although sales of our branded retail products have moderated as the pandemic has continued, we cannot currently estimate when or if they will return to levels prior to the pandemic.

On April 14, 2020, we temporarily ceased production at our Tucker, Georgia bakery and on July 9, 2020, we temporarily ceased production at our Savannah, Georgia bakery.  Both closures were due to an increase in the number of confirmed COVID-19 cases at these bakeries and the related increase in number of workers self-quarantining.  Production resumed at the Tucker bakery on April 27, 2020 and at the Savannah Bakery on July 17, 2020.  While our other bakeries have been able to assist with meeting production needs in these instances, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements in the future.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be impacted by decreases in foodservice and other non-retail outlets sales.  Foodservice sales are likely to remain under pressure until the restaurant industry returns to more normal operations.  We cannot predict the timing and speed of the foodservice industry recovery, and any delay in the recovery could significantly impact our future results.  We continue to actively monitor the collectability of our trade accounts receivables, including our foodservice customers in particular. We may incur losses in the future if these customers are forced into financial distress or bankruptcy and cannot pay us or their other suppliers on a timely basis or at all.

We continue to actively monitor the global outbreak and spread of COVID-19 and are taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating the challenges presented by the COVID-19 global pandemic through the implementation of additional procedures at each of our locations to comply with U.S. Centers for Disease Control and Prevention (CDC) recommendations.  These procedures and actions include, but are not limited to, monitoring the symptoms of all team members and essential visitors entering our facilities requiring face coverings, maintaining (where possible) six feet of distance, conducting enhanced cleaning and sanitizing of common areas and frequently touched surfaces, performing additional decontamination of work areas and equipment if there is a confirmed or presumptive case of COVID-19 at a facility, and other considerations.  Certain non-production employees have also been working remotely to mitigate contact between personnel.  Non-essential travel and non-essential visitor bans also were implemented to reduce potential exposure. We are considering the options available to us under the FFCRA Act, the CARES Act, and the CCA Act. As of the beginning of the second quarter of Fiscal 2020, we began taking advantage of deferrals of certain payroll tax payments in accordance with the CARES Act. In addition, we continue to evaluate the impact of certain tax credits that are available under these Acts.  We have also availed ourselves of the deferral of federal income tax payments made available under an emergency declaration on March 13, 2020. The evolving COVID-19 pandemic could continue to impact our results of operations and liquidity; the operations of our suppliers, vendors, and customers; and our employees as a result of health concerns, quarantines, facility closures, and travel and logistics restrictions.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales increased 6.4% in Fiscal 2020 compared to Fiscal 2019 primarily due to a positive shift in mix resulting from much higher demand for our branded retail products due to increased at-home dining as a result of the COVID-19 pandemic combined with improved promotional efficiency, fewer product returns, and the benefit of the additional week.  Partially offsetting the increase were substantial declines in our non-retail sales which have been negatively impacted by lower foodservice sales due to restaurant closings or limited capacity restrictions experienced by these customers during the ongoing pandemic, and to a lesser extent declines in our store branded retail sales.

Net income was $152.3 million for Fiscal 2020, a decrease of 7.4% as compared to the prior year, primarily due to recognizing non-cash pension plan settlement and curtailment charges of $108.8 million in connection with the termination of Plan No. 1, partially offset by a much more favorable sales mix, mainly resulting from the COVID-19 pandemic, decreased ingredient and packaging costs and legal settlement charges, the reimbursement of prior year losses resulting from receipt of inferior ingredients, and the impact of the additional week.  Increased workforce-related incentive costs, including appreciation bonuses paid to frontline workers, restructuring and related impairment charges, and consulting costs, combined with start-up costs for the Lynchburg, Virginia bakery conversion, also contributed to the decrease in net income year over year.

In Fiscal 2020, we generated net cash flows from operations of $454.5 million and invested $97.9 million in capital expenditures.  Additionally, we paid $167.3 million in dividends to our shareholders and increased our total indebtedness by $92.5 million.  During the first quarter of Fiscal 2020, we borrowed an additional amount under our senior unsecured revolving credit facility (the “credit facility”) in order to ensure future liquidity in response to the uncertainty caused by the COVID-19 pandemic on global financial markets and economies. Although we do not have any presently anticipated need for this additional liquidity, our cash and cash equivalents as of January 2, 2021 was $307.5 million.  In Fiscal 2020, we amended the AR facility to extend the maturity date to September 27, 2022.

In Fiscal 2019, we generated net cash flows from operations of $367.0 million and invested $103.7 million in capital expenditures.  We decreased our total indebtedness by $114.3 million and paid $160.0 million in dividends to our shareholders in Fiscal 2019.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	11
Long-lived assets	—
Goodwill and other intangible assets	9
Leases	14
Self-insurance reserves	23
Income tax expense (benefit) and accruals	22
Postretirement plans	21
Stock-based compensation	19
Commitments and contingencies	23

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in Fiscal 2020 and 2019 are discussed above in the “Matters Affecting Comparability” section.

Flowers has concluded it has one operating segment based on the nature of products that Flowers sells, an intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. The company also determined we have one reporting unit.  We completed our transition to the current structure and began managing our business as one operating segment as of the beginning of Fiscal 2019.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired. As discussed above, beginning in Fiscal 2019, we changed to a single reporting unit and reassessed the recoverability of goodwill at that time and determined there was no impairment.  We have elected not to perform the qualitative approach, but instead perform a quantitative analysis by comparing the fair value of the reporting unit with which the goodwill is associated to the carrying amount of the reporting unit.  If the fair value is less than the carrying value, the goodwill is written down to the extent the carrying amount exceeds the fair value.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting unit. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair value of our reporting unit exceeded its carrying value in excess of $4.0 billion in Fiscal 2020. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for Fiscal 2020 and 2019.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset.  Impairment charges recorded in Fiscal 2020 and 2019 related to amortizable intangible assets totaled $5.9 million and $15.4 million, respectively, and are discussed above in the “Matters Affecting Comparability” section.

As of January 2, 2021, the company also owns a trademark acquired through an acquisition with a carrying value of $127.1 million that is an indefinite-lived intangible asset not subject to amortization. The company evaluates the recoverability of intangible assets not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.  As of the end of Fiscal 2019, the company determined a trademark with a carrying value of $79.5 million was no longer deemed to have an indefinite life and began amortizing this trademark in Fiscal 2020 over its remaining useful life of 33 years.

Leases.    The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation, and IT equipment. The company uses the applicable incremental borrowing rate at lease commencement to perform the lease classification tests on lease components and to measure the lease liabilities and right-of-use assets in situations when discount rates implicit in leases cannot be readily determined.

Self-Insurance Reserves.    We are self-insured for various levels of general liability, auto liability, workers’ compensation, and employee medical and dental coverage. Insurance reserves are calculated on a combination of an undiscounted basis based on actual claims data and estimates of incurred but not reported claims developed utilizing historical claims trends.  Projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends, industry trends related to expected losses and actual reported losses, and key assumptions, including loss development factors and expected loss rates. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our financial condition and results of operations.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to Fiscal 2017.

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

The pension plan’s investment committee, which consists of certain members of management, establishes investment guidelines and regularly monitors the performance of the plan’s assets.  The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards.  The investment objective of the pension plan is to preserve the plan’s capital and maximize investment earnings within acceptable levels of risk and volatility.  The investment committee meets on a regular basis with its investment advisors to review the performance of the plan’s assets.  Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plan’s assets to the targeted allocation when considered appropriate.  The asset allocation for Plan No. 2 as of December 31, 2020 is equal to 0-80% equity securities, 20-100% fixed-income securities, and 0-10% short-term investments and cash. For the details of our pension plan assets, see Note 21, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy.  While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.  Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses.  Based on these factors, the long-term rate of return assumption for Plan No. 2 was set at 7.1% for Fiscal 2020 and 5.7% for Fiscal 2021.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2019, the SOA published its final report on their “standard” mortality table (“Pri-2012”) and released its annual update to the mortality improvement scale (“MP-2020”).  For purposes of measuring pension benefit obligations of Plan No. 2, the company used a blue color adjustment to the Pri-2012 base table and a projection scale of MP-2020.  No other collar adjustments are applied for any other plans.  In addition, contingent annuitant mortality rates are applied for surviving spouses after the death of the original retiree.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques.  Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average remaining service period of active covered employees (or average future lifetime of participants if the plan is inactive or frozen).  Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees (or average future lifetime if the plan is inactive or frozen).

In Fiscal 2021, the company does not expect to make any cash contributions to Plan No. 2 and expects to pay $0.3 million in nonqualified pension benefits from corporate assets.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the expected attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are time-based stock awards that vest over a period of three years.  See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.  In early Fiscal 2021, the company granted stock awards to certain employees and stock-based compensation expense is expected to increase approximately $7.0 million to $9.0 million as compared to Fiscal 2020.

Commitments and contingencies.  The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, including lawsuits related to the independent distributors, which are being handled and defended in the ordinary course of business.  Loss contingencies are recorded at the time it is probable an asset is impaired or a liability has been incurred and the amount can be reasonably estimated.  For litigation claims, the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss.  Losses are recorded in selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Results of Operations

Consolidated Results - Fiscal 2020 compared to Fiscal 2019

The company’s results of operations, expressed as a percentage of sales, are set forth below for Fiscal 2020 and Fiscal 2019:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019	Dollars	%
	53 weeks	52 weeks	53 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales	$4,387,991	$4,123,974	100.0	100.0	$264,017	6.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,196,142	2,155,709	50.0	52.3	40,433	1.9
Selling, distribution and administrative expenses	1,693,387	1,575,122	38.6	38.2	118,265	7.5
Loss (recovery) on inferior ingredients	107	(37)	0.0	(0.0)	144	NM
Restructuring and related impairment charges	35,483	23,524	0.8	0.6	11,959	NM
Depreciation and amortization	141,384	144,228	3.2	3.5	(2,844)	(2.0)
Income from operations	321,488	225,428	7.3	5.5	96,060	42.6
Other components of net periodic pension and postretirement benefits (credit) expense	(74)	2,248	(0.0)	0.1	(2,322)	NM
Pension plan settlement and curtailment loss	108,757	—	2.5	—	108,757	NM
Interest expense, net	12,094	11,097	0.3	0.3	997	9.0
Income tax expense	48,393	47,545	1.1	1.2	848	1.8
Net income	$152,318	$164,538	3.5	4.0	$(12,220)	(7.4)
Comprehensive income	$264,762	$167,689	6.0	4.1	$97,073	57.9

NM – the computation is not meaningful

Percentages may not add due to rounding.

Sales (dollars in thousands)

	Fiscal 2020		Fiscal 2019
	53 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,912,096	66.4	$2,478,669	60.1	17.5
Store branded retail	609,887	13.9	647,056	15.7	(5.7)
Non-retail and other	866,008	19.7	998,249	24.2	(13.2)
Total	$4,387,991	100.0	$4,123,974	100.0	6.4

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	7.5
Volume	(2.9)
Week 53	1.8
Total percentage change in sales	6.4

Sales significantly increased year over year primarily due to a substantial rise in demand for our branded retail products as at-home dining has increased as a result of the ongoing COVID-19 pandemic which began in the U.S. in mid-March of 2020.  This increase resulted in a positive shift in mix from the non-retail and other sales and store branded retail sales categories to the branded retail sales category.  Fiscal 2020 sales were also positively impacted by a reduction in product returns, improved promotional efficiency, and the benefit of the additional week.  Considerable volume declines for non-retail and other sales partially offset the overall increase.  We expect these trends to continue while the pandemic is ongoing, although branded retail sales growth could continue to moderate as away-from-home dining returns to more normal levels.

Branded retail sales increased significantly due to the increased demand caused by the COVID-19 pandemic.  In Fiscal 2020, sales of our leading brands, Nature’s Own, DKB, and Wonder, all achieved double-digit sales growth. Although not as impactful, sales of Canyon Bakehouse gluten-free products also experienced double-digit sales growth year over year. In order to quickly meet heightened customer and consumer demand for traditional branded loaf breads and buns at the start of the pandemic, we streamlined our product offerings and focused production on certain high-demand items.  Although the panic-buying and stock-up shopping patterns we experienced in the first few months of the pandemic have abated, the shift to at-home consumption remained elevated through the end of Fiscal 2020 and continued to favorably impact sales of our branded retail products.  Additionally, reduced product returns, growth from recently introduced products, improved promotional efficiency, and the benefit of the additional week in the current year contributed to the branded retail sales gains.  We introduced Nature’s Own Perfectly Crafted brioche bread and dinner rolls in Fiscal 2019 and brioche buns in Fiscal 2020 and DKB organic English muffins in Fiscal 2019 and organic buns in Fiscal 2020, among other newly introduced branded items.

Store branded retail sales decreased due to volume declines for store branded breads, buns, and rolls as consumers shifted to branded retail products.  The increase in e-commerce sales contributed to the shift from store branded to branded retail sales.  Additionally, lost store branded breakfast bread business in the second half of the prior year contributed to the decrease, partially offset by the benefit of the additional week in the current year.

As discussed above, significant volume losses drove the considerable decrease in non-retail and other sales, with our foodservice customers experiencing the greatest declines, partially offset by the benefit of the additional week.  At the onset of the pandemic in the U.S., business was disrupted for most of our non-retail customers, most significantly foodservice customers, and many had to close or greatly reduce their operations.  Although many of our foodservice customers have been able to reopen, they have been subject to capacity restrictions and other limiting factors, which has negatively impacted our non-retail sales.  Additionally, sales through convenience stores, vending outlets, and schools and other institutions have experienced significant declines as a result of the pandemic.  We expect these trends to continue while the pandemic is ongoing.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2020 % of sales	Fiscal 2019 % of sales	Change as a % of sales
Ingredients and packaging	27.4	29.3	(1.9)
Workforce-related costs	15.1	15.2	(0.1)
Other	7.5	7.8	(0.3)
Total	50.0	52.3	(2.3)

Overall, costs decreased considerably year over year as a percent of sales largely from the positive shift in mix from non-retail and store branded retail products to branded retail products caused mostly by the COVID-19 pandemic.  Substantial declines in product returns also contributed to the lower costs.  Partially offsetting these items were $8.2 million of appreciation bonuses paid to frontline workers and $5.1 million of start-up costs incurred for the conversion of our Lynchburg, Virginia plant to an organic bakery. The conversion began in the first quarter of Fiscal 2020 and the bakery resumed production at the end of the third quarter.  Ingredient and packaging costs were significantly lower as percent of sales due to the positive shift in mix and the decrease in product returns, both discussed above, as well as lower production volumes in the current year.  Also, lower prices for organic and non-organic flour, gluten, bread bags, and corrugated packaging contributed to the improvement, partially offset by higher yeast and sweetener prices and reduced outside purchases of product.

Raw materials, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate significantly due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic and specialty ingredients do not offer the same hedging opportunities to reduce the impact of price volatility. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings. We currently anticipate ingredient costs to be higher in Fiscal 2021 relative to Fiscal 2020.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2020 % of sales	Fiscal 2019 % of sales	Change as a % of sales
Workforce-related costs	11.5	11.0	0.5
Distributor distribution fees	15.3	14.7	0.6
Other	11.8	12.5	(0.7)
Total	38.6	38.2	0.4

Workforce-related costs increased as a percent of sales compared to the prior year primarily due to higher workforce-related incentive costs, including $4.1 million of appreciation bonuses paid to frontline workers as a result of the COVID-19 pandemic, partially offset by a more favorable sales mix. These appreciation bonuses are in addition to the company’s annual bonus program, in which all Flowers employees participate.

Distributor distribution fees increased considerably as a percent of sales due to the shift in sales mix, which resulted in a larger portion of our sales being made through IDPs.

Decreases in legal settlements, reduced transportation costs, a non-restructuring lease termination gain of $4.1 million, and a $3.9 million reimbursement of indirect losses associated with receiving inferior yeast in a prior year primarily resulted in the decrease in the Other line item in the table above.  These items were partially offset by higher consulting costs associated with Project Centennial and the ERP Road Mapping initiatives and greater investments in marketing to support brand growth which are also included in the Other line item above. For additional details regarding the non-restructuring lease termination gain, the Project Centennial and ERP Road Mapping consulting costs, and the reimbursement related to inferior ingredients, see the “Matters Affecting Comparability” section above.

Project Centennial consulting costs increased $14.8 million and the ERP Road Mapping consulting costs were $4.4 million in the current year.  Project Centennial was completed in Fiscal 2020.  For Fiscal 2021 and over the next several years, we anticipate incurring significant consulting costs associated with implementing the digital strategy initiative, which includes the upgrade of our ERP system, and is further discussed in Item 1., Business, of this Form 10-K.  Legal settlements recorded in the current year were $7.3 million as compared to prior year settlements of $28.0 million (inclusive of a $1.3 million benefit related to an adjustment of a prior year settlement based on the final amount paid).  See Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal settlements.  Lower fuel costs, the shift in sales mix to more branded retail sales, and distribution optimization initiatives we have implemented contributed to the improvement in transportation costs.

Loss (Recovery) on Inferior Ingredients and Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased as a percent of sales primarily due to sales increases combined with assets becoming fully depreciated in the current year and fewer assets being placed into service.

Income from Operations

The growth in income from operations year over year as a percent of sales resulted largely from positive shifts in mix resulting from the increase in at-home dining caused by the COVID-19 pandemic and lower ingredient and packaging costs, partially offset by increased restructuring and related impairment charges in the current year as well as higher selling, distribution, and administrative expenses, as discussed above.

Pension Plan Settlement and Curtailment Loss

We recognized $108.8 million of non-cash pension plan settlement and curtailment charges in the current year composed of a settlement charge of $104.5 million and a curtailment loss of $4.3 million as discussed in the “Matters Affecting Comparability” section above.

Net Interest Expense

Net interest expense for the current year was relatively consistent with the prior year as a percent of sales.

Income Tax Expense

The effective tax rate for Fiscal 2020 was 24.1% compared to 22.4% in the prior year.  The increase in the rate year over year was primarily due to state taxes, the reduced windfalls on the vesting of stock-based compensation awards in the current year and more executive compensation subject to the limitations of I.R.C. Section 162(m).

For the current year, the primary differences in the effective rate and statutory rate related to state income taxes. The CARES Act did not have a material impact on the effective tax rate for Fiscal 2020 and there is no anticipated material impact on the effective tax rate in future periods.  The primary differences in the effective rate and statutory rate for the prior year were state income taxes and windfalls on stock-based compensation.

As discussed above, we have also availed ourselves of the deferral of federal income tax payments made available under an emergency declaration issued on March 13, 2020.

In 2019, the most significant difference in the effective rate and the statutory rate related to state income taxes.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from recognizing the pension plan settlement and curtailment loss in earnings in conjunction with the termination of Plan No. 1 and changes in the fair value of derivatives, net of the decrease in net earnings.

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

We strive to maintain a conservative financial position as we believe it allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategic priorities, including our digital strategy initiatives;
•	paying dividends to our shareholders;
•	maintaining a conservative financial position;
•	making strategic acquisitions; and
•	repurchasing shares of our common stock.

The situation surrounding COVID-19 remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company had total available liquidity of $808.2 million as of January 2, 2021 consisting of cash on hand and the available balances under our credit facility and AR facility.

In light of the potential risks associated with the pandemic, the company has taken actions to safeguard its capital position. During the first quarter of Fiscal 2020, we borrowed an additional $200.0 million under our credit facility. We borrowed this additional amount out of an abundance of caution to ensure future liquidity given the significant impact on global financial markets and economies as a result of the COVID-19 outbreak. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Subsequent to the first quarter of Fiscal 2020, we made net debt repayments totaling $111.3 million. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

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

Key items impacting our liquidity, capital resources and financial position in Fiscal 2020 and 2019:

Fiscal 2020:

•	We generated $454.5 million of net cash from operating activities.
•	We paid dividends to our shareholders of $167.3 million.
•	We increased our total debt outstanding $92.5 million.
•	We invested in our business through capital expenditures of $97.9 million.
•	We incurred Project Centennial implementation costs, including restructuring cash payments of $12.0 million and non-restructuring consulting costs of $15.5 million.
•	We incurred ERP Road Mapping consulting costs of $4.4 million.

Fiscal 2019:

•	We generated $367.0 million of net cash from operating activities.
•	We paid dividends to our shareholders of $160.0 million.
•	We decreased our total debt outstanding $114.3 million.
•	We invested in our business through capital expenditures of $103.7 million.
•	We incurred Project Centennial implementation costs, including restructuring cash payments of $2.1 million and non-restructuring consulting costs of $0.8 million.

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $307.5 million at January 2, 2021 and $11.0 million at December 28, 2019. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2020	Fiscal 2019
Cash flows provided by operating activities	$454,464	$366,952
Cash disbursed for investing activities	(73,992)	(97,093)
Cash disbursed for financing activities	(84,040)	(284,121)
Total change in cash	$296,432	$(14,262)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Depreciation and amortization	$141,384	$144,228
Restructuring and related impairment charges	23,627	21,062
Stock-based compensation	12,855	7,430
Deferred income taxes	(31,154)	18,609
Pension and postretirement plans expense (including settlement and curtailment losses)	109,823	3,234
Other non-cash	16,696	9,243
Net non-cash adjustment to net income	$273,231	$203,806

•	Refer to the Restructuring and related impairment charges discussion in the “Matters Affecting Comparability” section above regarding these items.
•	The change in stock-based compensation from Fiscal 2019 to Fiscal 2020 was due to an increase in the number of stock grants outstanding in the current year as compared to the prior year.
•	For Fiscal 2020 and Fiscal 2019, the changes in deferred income taxes resulted from changes in temporary differences year over year, including the impact of the termination of Plan No. 1.
•

Changes in pension and postretirement plan (benefit) expense were primarily due to the settlement and curtailment loss of $108.8 million recognized in Fiscal 2020 in conjunction with the termination of Plan No. 1.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net cash for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Changes in accounts receivable, net	$(25,021)	$(7,809)
Changes in inventories, net	(1,771)	(4,774)
Changes in hedging activities, net	15,829	10,289
Changes in other assets and accrued liabilities, net	53,250	17,557
Changes in accounts payable	(5,772)	(14,155)
Qualified pension plan contributions	(7,600)	(2,500)
Net changes in working capital and pension contributions	$28,915	$(1,392)

•	The change in accounts receivable primarily resulted from sales increases in Fiscal 2020 as compared to Fiscal 2019.
•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

The change in other assets and accrued liabilities primarily resulted from changes in employee compensation accruals, legal settlement accruals, income tax receivables, hedge margin and payroll tax deferrals under the CARES Act. In Fiscal 2020 and 2019, we paid $12.0 million and $2.1 million, respectively, of restructuring-related cash charges.  We paid $24.5 million of legal settlements in Fiscal 2020, of which $20.9 million had been accrued for in prior years, and paid $7.9 million in Fiscal 2019, all of which had been accrued for in prior years.  We anticipate making payments of approximately $64.4 million, including our share of employment taxes, in performance-based cash awards under our bonus plans in the first quarter of Fiscal 2021.  During Fiscal 2020 and 2019, the company paid $18.6 million and $7.9 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.  The increase in performance-based cash awards expected to be paid in Fiscal 2021 resulted from improved financial performance in Fiscal 2020.  An additional $0.2 million and $1.2 million was paid during Fiscal 2020 and 2019, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

•

During Fiscal 2020 and 2019, we made voluntary contributions to our qualified defined benefit pension plans of $7.6 million and $2.5 million, respectively. We do not expect to make any cash contributions to our pension plans in Fiscal 2021, however, we do expect to pay $0.3 million in nonqualified pension benefits from corporate assets.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for Fiscal 2020 and 2019 (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Purchase of property, plant, and equipment	$(97,929)	$(103,685)
Principal payments from notes receivable, net of repurchases of independent distributor territories	18,379	3,824
Proceeds from sale of property, plant and equipment	5,368	2,649
Other	190	119
Net cash disbursed for investing activities	$(73,992)	$(97,093)

•

The company currently estimates capital expenditures of approximately $140.0 million to $150.0 million (inclusive of expenditures for the ERP upgrade and related digital strategy initiatives) in Fiscal 2021.

Cash Flows Disbursed for Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for Fiscal 2020 and 2019 (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Dividends paid, including dividends on share-based payment awards	$(167,270)	$(159,987)
Payment of contingent consideration	(4,700)	—
Payment of financing fees	(206)	(110)
Stock repurchases	(783)	(7,054)
Change in bank overdrafts	3,134	3,217
Net change in debt obligations	92,500	(114,250)
Payments on financing leases	(6,715)	(5,937)
Net cash disbursed for financing activities	$(84,040)	$(284,121)

•

Our annual dividend rate increased from $0.76 per share in Fiscal 2019 to $0.80 per share in Fiscal 2020.  While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

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

•

Net debt obligations increased in Fiscal 2020 primarily due to increasing our available liquidity in response to uncertainty in global markets and economies caused by the pandemic, net of repayments we made during the year.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at January 2, 2021 and December 28, 2019. For a detailed description of our debt and right-of-use lease obligations and information regarding our distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 14, Leases, and Note 15, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	January 2, 2021	Maturity	January 2, 2021	December 28, 2019	Variable Rate
			(Amounts in thousands)
2026 senior notes	3.50%	2026	$396,705	$396,122	Fixed Rate
2022 senior notes	4.38%	2022	399,398	398,906	Fixed Rate
Credit facility	1.15%	2022	50,000	41,750	Variable Rate
AR facility	1.25%	2022	114,000	26,000	Variable Rate
Right-of-use lease obligations		2036	345,762	404,503
Other notes payable			—	3,730
			1,305,865	1,271,011
Current maturities of long-term debt and right-of-use lease obligations			51,908	64,712
Long-term debt and right-of-use lease obligations			$1,253,957	$1,206,299

Total stockholders’ equity was as follows at January 2, 2021 and December 28, 2019:

	Balance at
	January 2, 2021	December 28, 2019
	(Amounts in thousands)
Total stockholders' equity	$1,372,994	$1,263,430

The AR facility and credit facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the AR facility and the credit facility.  The following table details the amounts available under the AR facility and credit facility and the highest and lowest balances outstanding under these arrangements during Fiscal 2020:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	January 2, 2021	Fiscal 2020	Fiscal 2020
	(Amounts in thousands)
AR facility	$59,100	$154,000	$19,000
Credit facility (1)	441,600	$235,000	$10,000
	$500,700

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K.  During Fiscal 2020, the company borrowed $272.6 million in revolving borrowings under the credit facility and repaid $264.4 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The AR facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using the AR facility and the credit facility will become more expensive and increase our interest expense.  Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase, it will make the cost of funds more expensive.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of January 2, 2021 and December 28, 2019, the company was in compliance with all restrictive covenants under our debt agreements.

Special Purpose Entities.  At January 2, 2021 and December 28, 2019, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at January 2, 2021 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2021	2022-2023	2024-2025	2026 and Beyond
Contractual Obligations:
Long-term debt	$964,000	$—	$564,000	$—	$400,000
Interest payments (1)	121,200	34,500	28,900	28,900	28,900
Financing right-of-use leases (2)	5,644	1,907	3,635	102	—
Operating right-of-use leases (2)	414,736	63,044	98,544	76,067	177,081
Pension and postretirement contributions and payments (3)	30,932	4,889	7,032	6,226	12,785
Deferred compensation plan obligations (4)	18,308	1,634	2,996	2,615	11,063
Purchase obligations (5)	379,437	379,437	—	—	—
Total contractual cash obligations	$1,934,257	$485,411	$705,107	$113,910	$629,829

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit (6)	$19,064	$10,814	$—	$—	$8,250
Total commitments	$19,064	$10,814	$—	$—	$8,250

(1)

Amounts outstanding under our credit facility at January 2, 2021 were not included since payments into and out of the credit facility change daily.  The AR facility interest rate is based on the actual rate at January 2, 2021. Interest on the senior notes and other notes payable is based on the stated rate and excludes the amortization of debt discount and debt issuance costs.

(2)	Includes the computed interest portion of the payments based on the incremental borrowing rate.
(3)

Includes the expected benefit payments for postretirement plans from Fiscal 2021 through Fiscal 2030. These future postretirement plan payments are not recorded on the Consolidated Balance Sheets but will be recorded as these payments are incurred in the Consolidated Statements of Income.  The company completed the termination of Plan No. 1 in Fiscal 2020.  The company does not expect to make any cash contributions to Plan No. 2 in Fiscal 2021.

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
(6)

These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of January 2, 2021 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheets, but $8.4 million of this total reduces the availability of funds under the credit facility.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.   These potential commitments are excluded from the table above because they cannot be known at this time.

Stock Repurchase Plan.    The Board has approved a plan that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. At the close of the company’s fourth quarter on January 2, 2021, 6.2 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.  During Fiscal 2020, 0.04 million shares of the company’s common stock were repurchased under the plan at a cost of $0.8 million and during Fiscal 2019, 0.3 million shares were repurchased under the plan at a cost of $7.1 million. From the inception of the plan through January 2, 2021, 68.4 million shares, at a cost of $643.4 million, have been repurchased.  There were no repurchases of the company’s common stock during the fourth quarter of Fiscal 2020.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 2, 2021, the company’s hedge portfolio contained commodity derivatives with a fair value of $17.3 million and is based on quoted market prices.  Approximately $16.7 million relates to instruments that will be utilized in Fiscal 2021 and $0.6 million that will be utilized in Fiscal 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 2, 2021, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $10.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Item 8.	Financial Statements and Supplementary Data

Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO and CAO.

Based upon that evaluation, our CEO and our CFO and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of January 2, 2021.

The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I Election of Directors”, “Directors and Corporate Governance — Directors”, “Directors and Corporate Governance — Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Directors and Corporate Governance — Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors (the “Code of Business Conduct and Ethics”), which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at www.flowersfoods.com in the “CORPORATE GOVERNANCE” section of the “INVESTORS” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer and our principal financial officer and principal accounting officer, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Our President and CEO certified to the NYSE on June 22, 2020 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Proposal III Ratification of Appointment of Independent Registered Public Accounting Firm — Fiscal 2020 and Fiscal 2019 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 2, 2021 and December 28, 2019.

Consolidated Statements of Income for Fiscal 2020, Fiscal 2019, and Fiscal 2018.

Consolidated Statements of Comprehensive Income for Fiscal 2020, Fiscal 2019, and Fiscal 2018.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2020, Fiscal 2019, and Fiscal 2018.

Consolidated Statements of Cash Flows for Fiscal 2020, Fiscal 2019, and Fiscal 2018.

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

Stock Purchase Agreement, dated as of August 12, 2015, by and among AVB, Inc., Goode Seed Holdings, LLC, Goode Seed Co-Invest, LLC, Glenn Dahl, trustee of the Glenn Dahl Family Trust, U/A/D November 28, 2012, David J. Dahl, trustee of the David Dahl Family Trust, U/A/D May 1, 2012, Shobi L. Dahl, trustee of the Shobi Dahl Family Trust, U/A/D, December 16, 2011, Flowers Bakeries, LLC, Flowers Foods, Inc., and Goode Seed Holdings, LLC, as shareholders’ representative (Incorporated by reference to Exhibit 2.6 to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 6, 2020, File No. 1-16247).

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

Exhibit
No			Name of Exhibit
10.15		—

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

10.16		—

Eighth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 23, 2020, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 5, 2020, File No. 1-16247).

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

10.26	+	—

Form of 2019 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.28 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2019, File No. 1-16247).

10.27	+	—

Form of 2020 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.30 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2020, File No. 1-16247).

10.28	+	—

Form of 2020 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.31 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2020, File No. 1-16247).

10.29	+*	—	Form of 2021 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.30	+*	—	Form of 2021 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No			Name of Exhibit
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer for the fiscal year ended January 2, 2021.

101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended January 2, 2021 has been formatted in Inline XBRL.

*	Filed herewith
+	Management contract or compensatory plan or arrangement
Item 16.	Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2021.

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

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	President and Chief Executive Officer and Director	February 24, 2021
A. Ryals McMullian

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Accounting Officer	February 24, 2021
R. Steve Kinsey

/s/ GEORGE E. DEESE	Chairman	February 24, 2021
George E. Deese

/s/ EDWARD J. CASEY, JR	Director	February 24, 2021
Edward J. Casey, Jr.

/s/ THOMAS C. CHUBB III	Director	February 24, 2021
Thomas C. Chubb III

/s/ RHONDA O. GASS	Director	February 24, 2021
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD IV	Director	February 24, 2021
Benjamin H. Griswold IV

/s/ MARGARET G. LEWIS	Director	February 24, 2021
Margaret G. Lewis

/s/ W. JAMESON MCFADDEN	Director	February 24, 2021
W. Jameson McFadden

/s/ JAMES T. SPEAR	Director	February 24, 2021
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 24, 2021
Melvin T. Stith, Ph.D.

/s/ TERRY S. THOMAS	Director	February 24, 2021
Terry S. Thomas

/s/ C. MARTIN WOOD III	Director	February 24, 2021
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Workers’ Compensation Reserves

As described in Note 2 to the consolidated financial statements, the Company is self-insured for various levels of general liability, including workers’ compensation. As of January 2, 2021, self-insurance reserves totaled approximately $29.4 million, of which workers’ compensation reserves represent a portion of the total balance. Management estimates workers’ compensation reserves based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends, and projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends and industry trends related to expected losses and actual reported losses and key assumptions, including loss development factors and expected loss rates.

The principal considerations for our determination that performing procedures relating to workers’ compensation reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated workers’ compensation reserves; (ii) a high degree of auditor judgment and subjectivity in performing procedures and in evaluating audit evidence relating to the estimated workers’ compensation reserves and management’s significant assumptions related to loss development factors and expected loss rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of workers’ compensation reserves, including controls over the development of significant assumptions related to the determination of the loss development factors and expected loss rates. These procedures also included, among others, obtaining and evaluating the Company’s workers’ compensation plan documents and testing management’s process for estimating the workers’ compensation reserves. Testing management’s process included (i) evaluating the reasonableness of significant assumptions, including the loss development factors and expected loss rates used by management to estimate workers’ compensation reserves, (ii) testing the completeness and accuracy of incurred and paid claims data used in management’s workers’ compensation reserves and (iii) using professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the actuarial valuation methods and the reasonableness of loss development factors and expected loss rates.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 24, 2021

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2021	December 28, 2019
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$307,476	$11,044
Accounts and notes receivable, net of allowances of $15,162 and $9,473, respectively	300,001	285,606
Inventories:
Raw materials	48,977	46,171
Packaging materials	20,744	22,045
Finished goods	55,508	58,843
	125,229	127,059
Spare parts and supplies	68,108	67,456
Other	37,389	62,753
Total current assets	838,203	553,918
Property, plant and equipment:
Land	93,037	94,646
Buildings	484,805	488,524
Machinery and equipment	1,226,403	1,210,800
Furniture, fixtures and transportation equipment	170,150	165,843
Construction in progress	59,137	42,820
	2,033,532	2,002,633
Less: accumulated depreciation	(1,334,139)	(1,284,811)
	699,393	717,822
Financing lease right-of-use assets	5,419	22,829
Operating lease right-of-use assets	328,712	376,473
Notes receivable from independent distributor partners	176,412	198,639
Assets held for sale	5,641	4,408
Other assets	9,081	8,236
Goodwill	545,244	545,244
Other intangible assets, net	714,918	750,207
Total assets	$3,323,023	$3,177,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$3,730
Current maturities of financing leases	1,769	8,176
Current maturities of operating leases	50,139	52,806
Current postretirement/post-employment obligations	874	29,380
Accounts payable	225,918	233,011
Other accrued liabilities	225,405	201,040
Total current liabilities	504,105	528,143
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	960,103	862,778
Noncurrent financing lease obligations	3,590	19,390
Noncurrent operating lease obligations	290,264	324,131
Total long-term debt and right-of-use lease liabilities	1,253,957	1,206,299
Other liabilities:
Post-retirement/post-employment obligations	10,049	14,328
Deferred taxes	128,259	121,395
Other long-term liabilities	53,659	44,181
Total other long-term liabilities	191,967	179,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 17,126,261 and 17,215,514 shares, respectively	(225,405)	(226,287)
Capital in excess of par value	659,682	648,492
Retained earnings	932,094	947,046
Accumulated other comprehensive income (loss)	6,424	(106,020)
Total stockholders’ equity	1,372,994	1,263,430
Total liabilities and stockholders’ equity	$3,323,023	$3,177,776

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$4,387,991	$4,123,974	$3,951,852
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,196,142	2,155,709	2,066,828
Selling, distribution and administrative expenses	1,693,387	1,575,122	1,507,256
Depreciation and amortization	141,384	144,228	144,124
Restructuring and related impairment charges	35,483	23,524	9,767
Loss (recovery) on inferior ingredients	107	(37)	3,212
Multi-employer pension plan withdrawal costs	—	—	2,322
Impairment of assets	—	—	5,999
Income from operations	321,488	225,428	212,344
Interest expense	38,790	38,847	35,686
Interest income	(26,696)	(27,750)	(27,755)
Pension plan settlement and curtailment loss	108,757	—	7,781
Other components of net periodic pension and postretirement benefits (credit) expense	(74)	2,248	(529)
Income before income taxes	200,711	212,083	197,161
Income tax expense	48,393	47,545	40,001
Net income	$152,318	$164,538	$157,160
Net income per common share:
Basic:
Net income per common share	$0.72	$0.78	$0.74
Weighted average shares outstanding	211,782	211,606	211,016
Diluted:
Net income per common share	$0.72	$0.78	$0.74
Weighted average shares outstanding	212,345	211,974	211,632
Cash dividends paid per common share	$0.7900	$0.7500	$0.7100

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Net income	$152,318	$164,538	$157,160
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	81,277	—	5,816
Net actuarial gain (loss) for the period	18,588	(8,000)	(19,831)
Amortization of prior service cost included in net income	83	259	130
Amortization of actuarial loss included in net income	1,082	5,099	4,022
Pension and postretirement plans, net of tax	101,030	(2,642)	(9,863)
Derivative instruments:
Gain on effective portion of derivatives	9,298	8,457	2,978
(Gain) loss reclassified to net income	2,116	(2,664)	1,079
Derivative instruments, net of tax	11,414	5,793	4,057
Other comprehensive income (loss), net of tax	112,444	3,151	(5,806)
Comprehensive income	$264,762	$167,689	$151,354

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 30, 2017	228,729,585	$199	$650,872	$919,658	$(84,559)	(18,203,381)	$(235,493)	1,250,677
Net income				157,160				157,160
Derivative instruments, net of tax					4,057			4,057
Pension and postretirement plans, net of tax					(9,863)			(9,863)
Stock repurchases						(120,147)	(2,489)	(2,489)
Exercise of stock options			(151)			72,785	942	791
Issuance of deferred stock awards			(1,206)			92,935	1,206	—
Amortization of share-based compensation awards			8,148					8,148
Performance-contingent restricted stock awards issued (Note 19)			(4,062)			313,906	4,062	—
Issuance of deferred compensation			(124)			9,524	124	—
Reclassification of stranded income tax effects to retained earnings (Note 2)				18,806	(18,806)			—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(498)				(498)
Dividends paid — $0.7100 per common share				(149,716)				(149,716)
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	$(17,834,378)	$(231,648)	$1,258,267
Net income				164,538				164,538
Derivative instruments, net of tax (Note 11)					5,793			5,793
Pension and postretirement plans, net of tax (Note 21)					(2,642)			(2,642)
Stock repurchases						(336,088)	(7,054)	(7,054)
Issuance of deferred stock awards			(911)			69,377	911	—
Amortization of share-based compensation awards			7,430					7,430
Performance-contingent restricted stock awards issued (Note 19)			(11,498)			885,123	11,498	—
Issuance of deferred compensation			(6)			452	6	—
Cumulative effect adjustment for adoption of lease standard, net of tax (Note 3)				(2,915)				(2,915)
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(1,361)				(1,361)
Dividends paid — $0.7500 per common share				(158,626)				(158,626)
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net income				152,318				152,318
Derivative instruments, net of tax (Note 11)					11,414			11,414
Pension and postretirement plans, net of tax (Note 21)					101,030			101,030
Stock repurchases						(37,433)	(783)	(783)
Issuance of deferred stock awards			(651)			49,539	651	—
Amortization of share-based compensation awards			12,855					12,855
Time-based restricted stock awards issued (Note 19)			(975)			74,204	975	—
Issuance of deferred compensation			(39)			2,943	39	—
Dividends paid on vested share-based payments awards				(109)				(109)
Dividends paid — $.7900 per common share				(167,161)				(167,161)
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$152,318	$164,538	$157,160
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	23,627	21,062	5,593
Depreciation and amortization	141,384	144,228	144,124
Impairment of assets	—	—	5,999
Stock-based compensation	12,855	7,430	8,148
Loss (gain) reclassified from accumulated other comprehensive income to net income	2,675	(3,707)	1,301
Deferred income taxes	(31,154)	18,609	21,657
Provision for inventory obsolescence	3,601	337	740
Allowances for accounts receivable	11,344	11,034	6,963
Pension and postretirement plans expense	109,823	3,234	8,474
Other	(924)	1,579	(4,839)
Qualified pension plan contributions	(7,600)	(2,500)	(40,700)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(25,021)	(7,809)	(8,278)
Inventories, net	(1,771)	(4,774)	(8,424)
Hedging activities, net	15,829	10,289	2,725
Accounts payable	(5,772)	(14,155)	60,863
Other assets and accrued liabilities	53,250	17,557	(65,613)
Net cash provided by operating activities	454,464	366,952	295,893
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(97,929)	(103,685)	(99,422)
Repurchase of independent distributor territories	(3,114)	(2,705)	(3,128)
Cash paid at issuance of notes receivable	(10,660)	(22,644)	(28,454)
Principal payments from notes receivable	32,153	29,173	26,883
Acquisition of businesses, net of cash acquired	—	—	(200,174)
Proceeds from sales of property, plant and equipment	5,368	2,649	1,913
Other investing activities	190	119	577
Net cash disbursed for investing activities	(73,992)	(97,093)	(301,805)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(167,270)	(159,987)	(150,214)
Exercise of stock options	—	—	791
Contingent consideration	(4,700)	—	—
Payments for debt issuance costs	(206)	(110)	(100)
Stock repurchases	(783)	(7,054)	(2,489)
Change in bank overdrafts	3,134	3,217	4,851
Proceeds from debt borrowings	484,900	609,250	200,900
Debt obligation payments	(392,400)	(723,500)	(27,650)
Payments on financing leases	(6,715)	(5,937)	—
Net cash (disbursed for) provided by financing activities	(84,040)	(284,121)	26,089
Net increase (decrease) in cash and cash equivalents	296,432	(14,262)	20,177
Cash and cash equivalents at beginning of period	11,044	25,306	5,129
Cash and cash equivalents at end of period	$307,476	$11,044	$25,306
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$39	$6	$124
Capital lease obligations	$—	$—	$1,977
Right-of-use assets obtained in exchange for new financing lease liabilities	$79	$9,854	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,022	$44,585	$—
Issuance of notes receivable on new distribution territories, net	$25,029	$50,532	$45,528
Distributor routes sold with deferred gains, net	$207	$241	$8,770
Purchase of property, plant and equipment included in accounts payable	$4,662	$5,983	$901
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,920	$36,430	$32,747
Income taxes paid, net of refunds of $917, $460 and $40, respectively	$68,758	$39,121	$13,697

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2020 consisted of 53 weeks.  Fiscal 2019 and Fiscal 2018 consisted of 52 weeks.  Fiscal 2021 will consist of 52 weeks.

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

In Fiscal 2020, 2019, and 2018, the company recorded $2.3 billion, $1.9 billion, and $1.7 billion, respectively, in sales through SBT.

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

Non-SBT sales are classified as either authorized charge sales or cash sales.  The company provides marketing support to the IDP for authorized charge sales but does not provide marketing support to the IDP for cash sales.  Marketing support includes providing a dedicated account representative, resolving complaints, and accepting responsibility for product quality which collectively define how to manage the relationship.  Revenue is recognized at a point in time for non-SBT sales.

The company retains inventory risk, establishes negotiated special pricing, and fulfills the contractual obligations for authorized charge sales.  The company is the principal, the IDP is the agent, and the reseller is the customer.  Revenue is recognized for authorized charge sales when the product is delivered to the customer because the company has satisfied its performance obligations.

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

The company disaggregates revenue by sales channel.  Our sales channels are branded retail, store branded retail, and non-retail and other.  The non-retail and other channel includes foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing.  The company does not disaggregate revenue by geographic region, customer type, or contract type.  All revenues are recognized at a point in time.  Sales by sales channel category are as follows for Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Branded retail	$2,912,096	$2,478,669	$2,346,944
Store branded retail	609,887	647,056	586,661
Non-retail and other	866,008	998,249	1,018,247
Total	$4,387,991	$4,123,974	$3,951,852

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2020	$9,473	$11,344	$5,655	$15,162
Fiscal 2019	$5,751	$11,034	$7,312	$9,473
Fiscal 2018	$3,154	$6,963	$4,366	$5,751

Activity in the allowance for trade accounts receivable credit losses for Fiscal 2020 was as follows (amounts in thousands):

Balances at December 28, 2019	$2,089
Amounts charged to expense	2,875
Write-offs	(2,319)
Recoveries and other	2,256
Balances at January 2, 2021	$4,901

The amounts charged to expense for bad debts in the table above, along with other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 18.8% and 18.9%, on a consolidated basis, as of January 2, 2021 and December 28, 2019, respectively.  No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in Fiscal 2020, 2019, and 2018 accounted for 53.6%, 51.0% and 50.3% of sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of sales for Fiscal 2020, 2019, and 2018 was as follows:

Percent of Sales
Fiscal 2020	21.2%
Fiscal 2019	21.1%
Fiscal 2018	20.3%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories.    Inventories at January 2, 2021 and December 28, 2019 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2020	$161	$3,601	$1,842	$1,920
Fiscal 2019	$143	$337	$319	$161
Fiscal 2018	$673	$740	$1,270	$143

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For Fiscal 2020, 2019, and 2018, shipping costs were $1,075.8 million, $1,010.5 million, and $975.1 million, respectively, including the costs paid to IDPs.

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

Though under no obligation to do so, the company repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business.  If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP.  In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $23.9 million and $30.2 million at January 2, 2021 and December 28, 2019, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net gains of $5.1 million during Fiscal 2020, $4.1 million during Fiscal 2019, and $4.4 million during Fiscal 2018 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.

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

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	25
Furniture, fixtures and transportation equipment	3	15

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for Fiscal 2020, 2019, and 2018 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2020	$103,490
Fiscal 2019	$107,891
Fiscal 2018	$118,232

The company had no capitalized interest during Fiscal 2020, 2019, and 2018. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Leases.  At the beginning of our Fiscal 2019, the company adopted the new standard using the modified retrospective transition method, which required companies to recognize lease liabilities and a right-of-use asset for virtually all leases on the balance sheet.  The impact at adoption was an increase to assets of $387.3 million and an increase to liabilities of $391.9 million at the beginning of our Fiscal 2019.

The company’s leases consist of the following types of assets: bakeries, corporate office space, warehouses, bakery equipment, transportation equipment, and IT equipment (debt is discussed separately in Note 15, Debt and Other Commitments).

Real estate and equipment contracts occasionally contain multiple lease and non-lease components. Generally, non-lease components represent maintenance and utility related charges, and are primarily minor to the overall value of applicable contracts. These contracts also contain fixed payments with stated rent escalation clauses or fixed payments based on an index such as CPI. Additionally, some contracts contain tenant improvement allowances, rent holidays, lease premiums, and contingent rent provisions (which are treated as variable lease payments). Building and/or office space leases generally require the company to pay for common area maintenance (CAM), insurance, and taxes that are not included in the base rental payments, with the majority of these leases treated as net leases, and the remainder treated as gross or modified gross leases.

The lease term for real estate leases primarily ranges from one to 22 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to nine years. Transportation equipment generally has terms of less than one year up to seven years.  IT equipment is typically leased from less than a year up to five years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of January 2, 2021.

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

These contracts may also contain end-term purchase options, whereby, the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of January 2, 2021. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During Fiscal 2020 and Fiscal 2019, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

The company included the renewal periods in measurement of lease terms for the applicable leases. Given that rental payments in the renewal periods were fixed, the company also remeasured the lease payments, and reallocated remaining contract consideration to the lease components within the applicable real estate leases. Although the triggering events did not result in changes to lease classification (i.e., all remained operating leases), they did affect the measurement of lease liabilities, right-of-use assets (“ROU assets”), and amounts recognized as lease expense for the applicable real estate leases.

Other significant judgments and assumptions

For all classes of assets, the company primarily used our incremental borrowing rates (“IBR”) to perform lease classification tests and measure lease liabilities because discount rates implicit in the company’s leases were not readily determinable.

Embedded leases

The company maintains a transportation agreement with an entity that transports a portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company concluded that this agreement contained embedded leases for the trucks and trailers used to satisfy the service provider’s obligations to the company through December 31, 2020.  On December 31, 2020, a re-measurement event occurred, and a conclusion was reached that these no longer met the requirements of an embedded lease due to a change in the contractual terms to allow for the substitution of assets, among other changes to the terms.  As a result, on January 2, 2021, there were no ROU assets or liabilities associated with the transportation agreement.  The gain on the termination of these embedded leases was $4.1 million.  As of December 28, 2019, there were $16.1 million of financing ROU assets and $20.9 million of financing right-of-use lease liabilities (“ROU liabilities”) for these trucks and trailers.

During Fiscal 2020 and Fiscal 2019, the company entered into embedded leases for IT equipment that, as of January 2, 2021, were $4.6 million of financing ROU assets and financing ROU liabilities.  As of December 28, 2019, the embedded lease was $5.7 million of financing ROU assets and $5.8 million of financing ROU liabilities.

See Note 14, Leases, for our lease quantitative disclosures.

Segment.    The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

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

Total impairments (inclusive of property, plant and equipment, notes receivable, spare parts, and ROU assets), and the line item to which each item is recorded in our Consolidated Statements of Income, are presented below (amounts in thousands):

Impairment of assets line item	Fiscal 2020	Fiscal 2019	Fiscal 2018
Property, plant and equipment	$—	$—	$3,516
Notes receivable	—	—	2,483
Impairment of assets	$—	$—	$5,999

Restructuring and related impairment charges line item	Fiscal 2020	Fiscal 2019	Fiscal 2018
Plant closings	$5,747	$5,133	$3,156
Line and distribution depot closings	629	356	661
Spare parts	734	174	238
Lease impairment charges	9,397	—	—
Impairment of assets	$16,507	$5,663	$4,055

Fiscal 2020

During Fiscal 2020, the company sold three closed bakeries included in assets held for sale and certain idle equipment at other bakeries included in property, plant, and equipment, resulting in the recognition of $5.7 million of impairment charges.  Additionally, the company recognized property, plant, and equipment impairment charges of $0.6 million for line and distribution depot closures and an office building it has decided to sell, and $0.7 million for spare parts related to equipment the company no longer intends to use.

Additionally, in order to optimize our distribution network, we vacated certain distribution depots during Fiscal 2020, some of which are owned and others that were leased.

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

In order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of 2020.  In the fourth quarter of Fiscal 2020, an additional $1.3 million impairment charge was recognized at the time the company decided to cease using one of its regional brands.  These costs are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

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

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of our single reporting unit may be below its carrying value) using a one-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each Fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in Fiscal 2020, 2019, or 2018. See Note 9, Goodwill and Other Intangible Assets, for additional disclosure.

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

The company’s objectives in using commodity derivatives are to add stability to materials, supplies, labor, and other production costs and to manage its exposure to certain commodity price movements. To accomplish this objective, the company uses commodity futures as part of its commodity risk management strategy.  The company’s commodity risk management programs include hedging price risk for wheat, soybean oil, corn, and natural gas primarily using futures contracts.  Commodity futures designated as cash flow hedges involve fixing the price on a fixed volume of a commodity on a specified date. The commodity futures are given up to third parties near maturity to price the physical goods (e.g. flour, sweetener, corn, etc.) required as part of the company’s production.

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

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at January 2, 2021 qualified for hedge accounting.  See Note 11, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During Fiscal 2020, 2019, and 2018 there were no discontinued hedge positions.

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

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $60.4 million, $48.2 million, and $40.5 million for Fiscal years 2020, 2019, and 2018, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

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

Cloud computing arrangements (“CCA”).  If a CCA includes a software license, the arrangement is within the scope of the internal-use software guidance.  If the CCA does not include a software license (i.e. is hosted), the arrangement is a service contract and the fees for the CCA are recorded as an operating expense.  Capitalized implementation costs are amortized over the term of the associated hosted CCA service on a straight-line basis.  Amortization begins at the time any component of the hosted CCA service is ready for use.  Capitalized implementation costs are presented on the Consolidated Balance Sheets as an other asset.  Amortization charges are presented in the selling, distribution, and administrative expenses line on the Consolidated Statements of Income.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used.  The net balance of capitalized software development costs included in plant, property and equipment was $21.9 million and $29.6 million at January 2, 2021 and December 28, 2019, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $9.3 million, $10.2 million, and $8.0  million in Fiscal 2020, 2019, and 2018, respectively.

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

On December 22, 2017, the former President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In conjunction with tax reform, the SEC provided guidance which allows recording provisional amounts related to tax reform and subsequent adjustments during and up to a one-year measurement period, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As such, our accounting for the income tax effects of the Act was completed during Fiscal 2018. The company’s prior year financial results included the income tax effects of the Act for which the accounting was complete, and provisional amounts for those specific income tax effects of the Act for which the accounting was incomplete, but a reasonable estimate could be determined. The Act is discussed further in Note 22, Income Taxes.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2020	$703	$—	$327	$1,030
Fiscal 2019	$364	$—	$339	$703
Fiscal 2018	$111	$—	$253	$364

Self-Insurance Reserves.    The company is self-insured for various levels of general liability, auto liability, workers’ compensation, and employee medical and dental coverage. Insurance reserves are calculated based on a combination of an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends.  Projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends and industry trends related to expected losses and actual reported losses, and key assumptions, including loss development factors and expected loss rates.

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

Postretirement Plans.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality. Material changes in pension costs and in benefit obligations may occur in the future due to experience that is different than assumed and changes in these assumptions.  See Note 21, Postretirement Plans, for additional disclosure.

Pension Plan Assets.    The finance committee of the Board of Directors delegated its fiduciary and other responsibilities with respect to the Company’s retirement plans’ investment strategies to the investment committee. The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate.

Fair Value of Financial Instruments.    On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”).  On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten-year term of the note to interest expense. In addition, and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 17, Fair Value of Financial Instruments.

Research and Development Costs.  The company recorded research and development costs of $4.0 million, $4.3 million, and $4.9 million for Fiscal 2020, 2019, and 2018, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”).    The company reports comprehensive income in two separate but consecutive financial statements. See Note 6, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Note 3.	Recent Accounting Pronouncements

Pronouncements adopted during Fiscal 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that effects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  Additional guidance for this topic was issued in April 2019.  The new standard requires earlier recognition of credit losses. The company adopted the new standard as of December 29, 2019, the beginning of our Fiscal 2020.  The adoption of this guidance did not impact our financial statements; however, updated disclosures are included in Note 2, Summary of Significant Accounting Policies.  Changes were made to our internal control over financial reporting processes for estimating and evaluating the appropriateness of reserves for credit exposures.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The company adopted the new standard as of December 29, 2019, the beginning of our Fiscal 2020, and, consistent with prior years, performed its annual impairment testing of goodwill in its fourth quarter of Fiscal 2020 under the new guidance. The adoption of the new standard did not have a material impact on our financial statements.

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

Accounting pronouncements not yet adopted

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

Note 4.	Product Recall and Loss (Recovery) on Inferior Ingredients

Product Recalls

Fiscal 2019

On July 9, 2019, the company issued a voluntary product recall for certain hamburger and hot dog buns and other bakery products due to the potential presence of small pieces of hard plastic that may have been introduced during production.  The products recalled were distributed to retail customers under a variety of brand names in 18 states.  The costs for the product recall were $0.8 million for Fiscal 2019. Costs associated with the product recall were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘loss (recovery) on inferior ingredients’ line item in our Consolidated Statements of Income.

Loss (Recovery) on inferior ingredients

During Fiscal 2020, the company received ingredient shipments containing gluten which were used to produce our gluten-free products.  The company issued a voluntary product recall due to the potential presence of gluten in certain products.  The products recalled were distributed to retail customers in 14 states. The recall was initiated after finished product testing revealed the possible presence of gluten.  The cause was gluten present in ingredients from a supplier that should not have contained gluten.  The company is seeking remedies.  We incurred costs of $1.3 million related to the recall of gluten-free products and an adjustment to previously recorded inferior yeast costs discussed below.

In June 2018, the company received from a supplier several shipments of inferior yeast, which reduced product quality and disrupted production and distribution of foodservice and retail bread and buns at several of the company’s bakeries during the second quarter. While the supplier confirmed that the inferior yeast used in the baking process was safe for consumption, customers and consumers reported instances of unsatisfactory product attributes, primarily involving smell and taste.  Costs associated with inferior yeast were reclassified from material, supplies, labor and other production costs and selling, distribution and administrative expenses to the ‘Loss (recovery) on inferior ingredients’ line item in our Consolidated Statements of Income.

In addition, the company incurred costs associated with inferior whey during the third quarter of Fiscal 2018.  A voluntary recall was issued on July 18, 2018 due to the potential of tainted whey.  Costs associated with inferior whey were reclassified from material, supplies, labor and other production costs to the ‘Loss (recovery) on inferior ingredients’ line item in our Consolidated Statements of Income.

During the fourth quarter of Fiscal 2020, the company received a $1.2 million reimbursement from the supplier for the direct costs associated with the inferior yeast.  We also received a reimbursement of $3.9 million for indirect losses associated with the inferior yeast, and this amount is included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. The company recovered $4.2 million in cash from the supplier of inferior yeast that has offset the direct costs in the third quarter of Fiscal 2018.  During Fiscal 2019, the company received an additional $1.8 million for the reimbursement of costs associated with receiving inferior ingredients.    The table below presents the total costs and recoveries during Fiscal 2020, 2019 and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Expense recognized	$1,257	$1,785	$7,368
Recoveries recognized	(1,150)	(1,822)	(4,156)
Total (recovery) loss on inferior ingredients	$107	$(37)	$3,212

Note 5.	Restructuring Activities

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

The company operated under an organizational structure established with two business units (“BUs”), Fresh Bakery and Snacking/Specialty since May of 2017, and realigned key leadership roles.  This structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 17, 2020, the company implemented additional organizational structure changes designed to increase focus on brand growth, product innovation, and improving underperforming bakeries.  Elimination of the BUs and adoption of a brand focused organizational structure was completed in the third quarter of Fiscal 2020 and the company continues to report our financial results in one operating segment.  See Note 1, Basis of Presentation for a description of our segment presentation.

Today, we have an organization dedicated to the consumer and we have refined our strategic priorities as further described below.  We are hyper-focused on growing our brands and committed to real innovation to drive growth, with a renewed sense of passion about cost management.  We have updated the strategic priorities to include the following:

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

Unless otherwise noted, restructuring related costs are recorded in the restructuring and related impairments line item on our Consolidated Statements of Income.

The table below presents the components of costs associated with Project Centennial (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Restructuring and related impairment charges:
Reorganization costs	$—	$253	$4,209
Lease termination charges	4,077	—	—
Impairment charges, net of gain on sale	23,627	20,229	5,593
Employee termination benefits (credits)	7,779	3,042	(35)
Restructuring and related impairment charges (1)	35,483	23,524	9,767
Project Centennial implementation costs (2)	15,548	784	9,723
Total Project Centennial restructuring and implementation costs	$51,031	$24,308	$19,490
(1)	Presented on our Consolidated Statements of Income.
(2)	Represents non-restructuring costs and are recorded in the selling, distribution, and administrative expenses line item of our Consolidated Statements of Income.

The table below details the restructuring impairments (inclusive of property, plant and equipment, ingredient and packaging, and spare parts and intangible assets) that were recognized during Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Plant closure costs	$5,747	$5,133	$3,156
Line and distribution depot closure costs	629	356	661
Spare parts	734	174	238
Brand rationalization study impairments	7,120	15,399	1,538
Lease impairment charges	9,397	—	—
Gain on sale	—	(833)	—
Total restructuring impairment of assets	$23,627	$20,229	$5,593

Fiscal 2020

In order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of Fiscal 2020.  In the fourth quarter of Fiscal 2020, the company decided to cease using one of its regional brands and recognized an additional $1.3 million impairment charge.  Additionally, we recognized $1.2 million of ingredient and packaging impairments as a result of brand and product rationalization initiatives.

During Fiscal 2020, the company sold three closed bakeries that were included in assets held for sale and certain idle equipment at other bakeries that were included in property, plant, and equipment, resulting in the recognition of $5.7 million of impairment charges.  Additionally, the company recognized property, plant, and equipment impairment charges of $0.6 million for manufacturing line and distribution depot closures and an office building it has decided to sell, and $0.7 million for spare parts related to equipment the company no longer intends to use.

In order to optimize our distribution network, we vacated certain distribution depots during Fiscal 2020, some of which are owned and others that were leased.  This resulted in the recognition of lease impairment charges totaling $9.4 million and lease termination charges of $4.1 million.

During Fiscal 2020, the company incurred $2.6 million of employee termination benefits charges related to a voluntary employee separation incentive plan (the “VSIP”). Additionally, the company announced an involuntary reduction-in-force plan (the “RIF”) and recognized charges of $5.3 million during Fiscal 2020.  These charges consisted primarily of employee severance and benefits-related costs.  All remaining payments related to the plans were paid in early Fiscal 2021.

Fiscal 2019

We began relocating certain employees during the third quarter of Fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $0.3 million and $4.2 million for Fiscal years 2019 and 2018, respectively, for relocating employees were incurred.  Additionally, a brand rationalization study which identified certain regional brand products that transitioned to national brands resulted in an additional impairment charge of $15.4 million on certain finite-lived intangible assets.

The company recognized an impairment charge of $3.9 million and severance costs of $1.5 million during the third quarter of Fiscal 2019 for the Opelika, Alabama plant closure costs. The company recognized impairment charges during the first quarter of Fiscal 2019 related to manufacturing line closures of $0.4 million.  During the second quarter of Fiscal 2019, an impairment charge of $1.3 million was recognized for a closed plant recorded in assets held for sale.

Fiscal 2018

On November 6, 2018, the company announced the closure of a bakery in Brattleboro, Vermont.  The bakery was closed during the fourth quarter of Fiscal 2018 and consisted of a $2.5 million charge for property, plant, and equipment and a charge of $0.2 million for spare parts.  An additional $0.5 million was related to a decision to sell a plant that is classified as held for sale. Also, during Fiscal 2018, the company recognized $0.7 million for closing various equipment lines at certain plants and $1.5 million of impairment charges related to a product rationalization study resulting in the write-off of certain ingredient, packaging, and advertising displays for discontinued items.

Employee termination benefits in Fiscal 2018 were primarily for severance related to the bakery closure discussed above, net of an adjustment to the VSIP charge recognized in Fiscal 2017.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	RIF	Employee termination benefits(1)	Reorganization costs(2)	Distribution Network Optimization	Total
Liability balance at December 30, 2017	$25,022	$—	$468	$—	$—	$25,490
Charges	(606)	—	571	4,209	—	4,174
Cash payments	(24,242)	—	(812)	(4,209)	—	(29,263)
Liability balance (3) at December 29, 2018	$174	$—	$227	$—	$—	$401
Charges	—	—	3,042	253	—	3,295
Cash payments	—	—	(1,819)	(253)	—	(2,072)
Liability balance (3) at December 28, 2019	$174	$—	$1,450	$—	$—	$1,624
Charges	2,639	5,289	(149)	—	4,077	11,856
Cash payments	(1,777)	(4,817)	(1,301)	—	(4,077)	(11,972)
Liability balance (3) at January 2, 2021	$1,036	$472	$—	$—	$—	$1,508

(1)	Employee termination benefits not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.

During Fiscal 2018, we paid $24.2 million related to the VSIP implemented during Fiscal 2017 as part of our restructuring efforts.

Note 6.	Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During Fiscal 2020, 2019, and 2018, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2020	Fiscal 2019	Fiscal 2018	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$(145)	$(142)	$(142)	Interest expense
Commodity contracts	(2,675)	3,707	(1,301)	Cost of sales, Note 3, below
Total before tax	$(2,820)	$3,565	$(1,443)	Total before tax
Tax benefit (expense)	704	(901)	364	Tax benefit
Total net of tax	$(2,116)	$2,664	$(1,079)	Net of tax
Pension and postretirement plans:
Prior-service credits	$(111)	$(346)	$(175)	Note 1, below
Settlement loss	(108,757)	—	(7,781)	Note 1, below
Actuarial losses	(1,447)	(6,822)	(5,380)	Note 1, below
Total before tax	$(110,315)	$(7,168)	$(13,336)	Total before tax
Tax benefit	27,873	1,810	3,368	Tax benefit
Total net of tax	$(82,442)	$(5,358)	$(9,968)	Net of tax benefit
Total reclassifications from AOCI	$(84,558)	$(2,694)	$(11,047)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 21, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During Fiscal 2020, 2019, and 2018, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2020	Fiscal 2019	Fiscal 2018
Derivative instruments:
Commodity contracts	$12,395	$11,313	$3,984
Total before tax	$12,395	$11,313	$3,984
Tax (expense)	(3,097)	(2,856)	(1,006)
Total net of tax	$9,298	$8,457	$2,978
Pension and postretirement plans:
Current year actuarial loss	$24,872	$(10,702)	$(26,528)
Total before tax	$24,872	$(10,702)	$(26,528)
Tax benefit (expense)	(6,284)	2,702	6,697
Total net of tax	$18,588	$(8,000)	$(19,831)
Total recognized in AOCI	$27,886	$457	$(16,853)

During Fiscal 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive gain before reclassifications	9,298	18,588	27,886
Reclassified to earnings from AOCI	2,116	82,442	84,558
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424

During Fiscal 2019, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2018	$(4,135)	$(105,036)	$(109,171)
Other comprehensive loss (gain) before reclassifications	8,457	(8,000)	457
Reclassified to earnings from AOCI	(2,664)	5,358	2,694
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Gross (loss) gain reclassified from AOCI into income	$(2,675)	$3,707	$(1,301)
Tax benefit (expense)	668	(936)	329
Net of tax	$(2,007)	$2,771	$(972)

Note 7.	Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During Fiscal 2020, 2019, and 2018 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2020	$26,696
Fiscal 2019	$27,750
Fiscal 2018	$27,755

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

During the first quarter of Fiscal 2020, two closed bakeries were reclassified as held for sale. During the second quarter of Fiscal 2020, the company entered into a contract to sell these two closed bakeries and an additional bakery previously recorded as held for sale, resulting in the recognition of $4.2 million of impairment charges.   The company recognized a net loss on sale of these assets during the fourth quarter of Fiscal 2020 of $1.4 million recognized in the restructuring and related impairment charges line item on the Consolidated Statements of Income.

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of January 2, 2021 and December 28, 2019, respectively (amounts in thousands):

	January 2, 2021	December 28, 2019
Distribution rights	$3,707	$3,016
Property, plant and equipment	1,934	1,392
Total assets held for sale	$5,641	$4,408

Note 9.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at January 2, 2021 and December 28, 2019, respectively, each of which is explained in additional detail below (amounts in thousands):

	January 2, 2021	December 28, 2019
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	587,818	623,107
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,260,162	$1,295,451

The changes in the carrying amount of goodwill during Fiscal 2019 and Fiscal 2020, are as follows (amounts in thousands):

Total
Balance as of December 29, 2018	$545,379
Change in goodwill related to acquisition	(135)
Balance as of December 28, 2019	$545,244
Change in goodwill related to acquisition	—
Balance as of January 2, 2021	$545,244

Goodwill decreased $0.1 million during Fiscal 2019 due to changes in working capital, property, plant, and equipment, and financial assets related to the Canyon Bakehouse, LLC (“Canyon”) acquisition discussed in Note 10, Acquisition, which was acquired in Fiscal 2018.

Goodwill was not impaired in Fiscal 2020, 2019, or 2018.

As of January 2, 2021 and December 28, 2019, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 2, 2021			December 28, 2019
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$466,915	$64,426	$402,489	$477,193	$55,746	$421,447
Customer relationships	318,021	135,068	182,953	318,021	117,836	200,185
Non-compete agreements	5,154	5,034	120	5,154	4,954	200
Distributor relationships	4,123	3,123	1,000	4,123	2,848	1,275
Distributor routes held and used	1,377	121	1,256	—	—	—
Total	$795,590	$207,772	$587,818	$804,491	$181,384	$623,107

As of January 2, 2021 and December 28, 2019, there was $127.1 million and $127.1 million, respectively, of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows.  They are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Fiscal 2020 restructuring and related impairment charges

In order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of Fiscal 2020.  In the fourth quarter of Fiscal 2020, an additional $1.3 million impairment charge was recognized at the time the company decided to cease using another one of its regional brands.  These costs are recorded in the restructuring and related impairment charges line item on our Consolidated Statements of Income.

Fiscal 2019 restructuring and related impairment charges

During Fiscal 2019, the company recognized intangible asset impairments of $15.4 million that are recorded in the restructuring and related impairment charges line item of our Consolidated Statements of Income.  The impairments are a result of a brand rationalization study that impacted certain trademarks’ future use.  The study concluded that certain products of our regional brands were to be discontinued or converted to one of our national brands.  As a result of these actions, a triggering event occurred, and we examined several trademarks for potential impairment.  One of the trademarks was an indefinite-lived trademark asset and was tested by comparing the fair value of the brand to its carrying value.  Based on this analysis the indefinite-lived trademark was not impaired, however, the company has evaluated the classification of this asset and determined that it should be recognized as finite-lived as of December 28, 2019 with an estimated useful life of 33 years that began amortizing at the beginning of Fiscal 2020.

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

Amortization expense

Amortization expense for Fiscal 2020, 2019, and 2018 was as follows (amounts in thousands):

Amortization expense
Fiscal 2020	$30,704
Fiscal 2019	$29,323
Fiscal 2018	$25,892

Estimated amortization of intangibles for Fiscal 2021 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2021	$29,799
2022	$29,250
2023	$28,369
2024	$27,674
2025	$26,962

Note 10.	Acquisition

On December 14, 2018, the company completed the acquisition of 100% of the outstanding membership interests of Canyon, a leading gluten-free bread baker, from its members for total consideration of $205.2 million, including a $5.0 million earn-out recorded as contingent consideration which was earned in Fiscal 2019 and paid by the company in Fiscal 2020.  We believe the acquisition of Canyon strengthens our position as the second-largest baker in the U.S. by giving us access to the fast-growing gluten-free bread category. The acquisition has been accounted for as a business combination. Canyon’s sales and results of operations were immaterial for Fiscal 2018.  The total goodwill recorded for this acquisition was $80.5 million and it is deductible for tax purposes.

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

As of January 2, 2021, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$16,684	$—	$—	$16,684
Other long-term assets	731	—	—	731
Total	$17,415	$—	$—	$17,415
Liabilities:
Other current liabilities	$(5)	$—	$—	$(5)
Other long-term liabilities	(83)	—	—	(83)
Total	$(88)	$—	$—	$(88)
Net Fair Value	$17,327	$—	$—	$17,327

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into Fiscal 2022. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	January 2, 2021		December 28, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$16,684	Other current assets	$3,191
Commodity contracts	Other long-term assets	731	Other long-term assets	589
Total		$17,415		$3,780

	Derivative Liabilities
	January 2, 2021		December 28, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$5	Other current liabilities	$814
Commodity contracts	Other long-term liabilities	83	Other long-term liabilities	792
Total		$88		$1,606

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2020	Fiscal 2019	Fiscal 2018
Commodity contracts	$9,298	$8,457	$2,978
Total	$9,298	$8,457	$2,978

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2020	Fiscal 2019	Fiscal 2018	(Effective Portion)
Interest rate contracts	$(109)	$(107)	$(107)	Interest (expense) income
Commodity contracts	(2,007)	2,771	(972)	Production costs (1)
Total	$(2,116)	$2,664	$(1,079)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at January 2, 2021:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(154)	$231	$77
Expiring in 2021	12,510	—	12,510
Expiring in 2022	485	—	485
Total	$12,841	$231	$13,072

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of January 2, 2021, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$60,739
Soybean oil contracts	12,747
Natural gas contracts	7,245
Corn contracts	3,323
Total	$84,054

The company’s derivative instruments contained no credit-risk-related contingent features at January 2, 2021. As of January 2, 2021 and December 28, 2019, the company had $1.2 million and $7.0 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions.  As of January 2, 2021 and December 28, 2019, the company had $14.0 million and $1.2 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 12.	Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	January 2, 2021	December 28, 2019
Prepaid assets	$16,051	$15,380
Recovery from legal settlement in principle	—	22,300
Fair value of derivative instruments	16,684	3,191
Collateral to counterparties for derivative positions	1,229	7,012
Income taxes receivable	2,211	13,924
Other	1,214	946
Total	$37,389	$62,753

The recovery from legal settlement in principle represents funds in the amount of $22.3 million that were paid by the company’s insurance provider to the plaintiffs at final settlement of two lawsuits.  See Note 23, Commitments and Contingencies, for details on this settlement in principle.

Other non-current assets consist of (amounts in thousands):

	January 2, 2021	December 28, 2019
Unamortized financing fees	$836	$1,084
Investments	3,242	3,496
Fair value of derivative instruments	731	589
Deposits	2,092	1,998
Unamortized cloud computing arrangement costs	2,059	929
Other	121	140
Total	$9,081	$8,236

Note 13.	Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	January 2, 2021	December 28, 2019
Employee compensation	$28,826	$21,966
VSIP and RIF liabilities	1,508	174
Employee vacation	16,216	23,660
Employee bonus	57,394	19,476
Fair value of derivative instruments	5	814
Self-insurance reserves	29,367	30,294
Bank overdraft	16,900	13,767
Accrued interest	8,241	7,881
Accrued taxes	22,773	6,870
Accrued legal costs	1,644	1,705
Accrued advertising	3,610	4,637
Accrued legal settlements	11,869	51,450
Accrued short term deferred income	4,760	5,337
Accrued utilities	6,070	5,005
Contingent acquisition consideration	—	5,000
Collateral from counterparties for derivative positions	13,997	1,188
Other	2,225	1,816
Total	$225,405	$201,040

The contingent acquisition consideration was ultimately earned during Fiscal 2019 and was paid at the beginning of Fiscal 2020.

Other long-term liabilities consist of (amounts in thousands):

	January 2, 2021	December 28, 2019
Deferred income	$19,153	$24,840
Deferred compensation	16,674	15,558
Fair value of derivative instruments	83	792
Other deferred credits	1,502	1,609
Deferred payroll taxes under the CARES Act	14,992	—
Other	1,255	1,382
Total	$53,659	$44,181

Note 14.	Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies.  The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for Fiscal 2020 and Fiscal 2019 were as follows (in thousands):

	Fiscal 2020	Fiscal 2019
Lease cost:
Amortization of right-of-use assets	$7,190	$7,014
Interest on lease liabilities	846	994
Operating lease cost	69,926	69,525
Short-term lease cost	3,058	2,630
Variable lease cost	24,815	26,359
Total lease cost	$105,835	$106,522

Other supplemental quantitative disclosures as of, and for, Fiscal 2020 and Fiscal 2019 were as follows (in thousands):

	Fiscal 2020	Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$846	$994
Operating cash flows from operating leases	$74,226	$67,694
Financing cash flows from financing leases	$6,715	$5,937
Right-of-use assets obtained in exchange for new financing lease liabilities	$79	$9,854
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,022	$44,585
Weighted-average remaining lease term (years):
Financing leases	3.1	3.6
Operating leases	9.4	9.9
Weighted-average IBR (percentage):
Financing leases	3.5	3.6
Operating leases	4.1	4.2

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of January 2, 2021 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2021	$63,044	$1,907
2022	51,862	1,748
2023	46,682	1,887
2024	39,006	99
2025	37,061	3
Thereafter	177,081	—
Total minimum lease payments	414,736	5,644
Less: amount of lease payments representing interest	(74,333)	(285)
Present value of future minimum lease payments	340,403	5,359
Less: current obligations under leases	(50,139)	(1,769)
Long-term lease obligations	$290,264	$3,590

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Lease modifications and renewals	$13,818	$10,912
Lease impairments	$11,400	$—
Lease terminations	$14,817	$1,248

Lease disclosures prior to adoption of the new standard

Rent expense for all operating leases for fiscal 2018 was as follows (amounts in thousands):

Rent expense
Fiscal 2018	$90,660

Note 15.	Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at January 2, 2021 and December 28, 2019:

	Interest Rate at January 2, 2021	Final Maturity	January 2, 2021	December 28, 2019
			(Amounts in thousands)
Unsecured credit facility	1.15%	2022	$50,000	$41,750
2026 notes	3.50%	2026	396,705	396,122
2022 notes	4.38%	2022	399,398	398,906
Accounts receivable securitization facility	1.25%	2022	114,000	26,000
Other notes payable			—	3,730
			960,103	866,508
Current maturities of long-term debt			—	(3,730)
Long-term debt			$960,103	$862,778

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of January 2, 2021 and December 28, 2019, the bank overdraft balance was $16.9 million and $13.8 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at January 2, 2021 and December 28, 2019, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of January 2, 2021, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “AR facility”). The company has amended the AR facility eight times since execution, most recently on September 23, 2020.  These amendments include provisions which (i) increased the revolving commitments under the AR facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, and (v) extended the term, most recently one additional year to September 27, 2022. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the AR facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the AR facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The AR facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Restrictive covenants require adherence to company credit and collections policies, depository account control agreements, and certain other customary restrictions including limitations to consolidations, mergers, and liens.  As of January 2, 2021 and December 28, 2019, respectively, the company was in compliance with all restrictive covenants under the AR facility.  Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the AR facility and at the time amendments are executed are being amortized over the life of the AR facility.  The balance of unamortized financing costs was $0.3 million on January 2, 2021 and $0.2 million on December 28, 2019 and are recorded in other assets on the Consolidated Balance Sheets.

The table below presents the borrowings and repayments under the AR facility during Fiscal 2020:

Amount (thousands)
Balance as of December 28, 2019	$26,000
Borrowings	212,300
Payments	(124,300)
Balance as of January 2, 2021	$114,000

The table below presents the net amount available for working capital and general corporate purposes under the AR facility as of January 2, 2021:

Amount (thousands)
Gross amount available	$173,100
Outstanding	(114,000)
Available for withdrawal	$59,100

Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the AR facility during Fiscal 2020:

Amount (thousands)
High balance	$154,000
Low balance	$19,000

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.1 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of January 2, 2021 and December 28, 2019, the company was in compliance with all restrictive covenants under the indenture governing the notes.

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

The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of January 2, 2021 and December 28, 2019, the company was in compliance with all restrictive covenants under the credit facility.

The company paid additional financing costs of $0.6 million in connection with the sixth amendment of the credit facility in Fiscal 2017, which, in addition to the remaining balance in financing costs, is being amortized over the life of the credit facility.  The company recognized an immaterial amount as interest expense for the modification at the time of the sixth amendment.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during Fiscal 2020:

Amount (thousands)
Balance as of December 28, 2019	$41,750
Borrowings	272,600
Payments	(264,350)
Balance as of January 2, 2021	$50,000

The table below presents the net amount available under the credit facility as of January 2, 2021:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(50,000)
Letters of credit	(8,400)
Available for withdrawal	$441,600

The table below presents the highest and lowest outstanding balance under the credit facility during Fiscal 2020:

Amount (thousands)
High balance	$235,000
Low balance	$10,000

Aggregate debt maturities.  Aggregate maturities of debt outstanding as of January 2, 2021, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2021	$—
2022	564,000
2023	—
2024	—
2025	—
Thereafter	400,000
Total	$964,000

Debt issuance costs and debt discount.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 2, 2021 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2026 notes	$400,000	$3,295	$396,705
2022 notes	400,000	602	399,398
Total	$800,000	$3,897	$796,103

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

The amounts outstanding at January 2, 2021 and December 28, 2019 were as follows (amounts in thousands):

	January 2, 2021	December 28, 2019
Deferral elections outstanding	$18,308	$17,308
Current portion of deferral elections	(1,634)	(1,750)
Long-term portion of deferral elections	$16,674	$15,558

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

No material guarantees or indemnifications have been entered into by the company through January 2, 2021.

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of January 2, 2021 and December 28, 2019, there was $171.1 million and $183.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 4,000 IDPs’ distribution rights as of January 2, 2021 and December 28, 2019, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At January 2, 2021 and December 28, 2019, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	January 2, 2021	December 28, 2019
Distribution rights notes receivable	$204,839	$226,348
Current portion recorded in accounts and notes receivable, net	(28,427)	(27,709)
Long-term portion of distribution rights notes receivable	$176,412	$198,639

At January 2, 2021 and December 28, 2019, the company has evaluated the collectability of the distribution rights notes receivable and determined that a reserve is not necessary. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at January 2, 2021 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 15, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation.  The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$396,705	$446,204	2
2022 notes	$399,398	$415,788	2

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of January 2, 2021, 6.2 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our Fiscal 2020 (amounts in thousands except shares purchased):

Fiscal 2020 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 18, 2020	37,433	$783
For the quarter ended July 11, 2020	—	$—
For the quarter ended October 3, 2020	—	$—
For the quarter ended January 2, 2021	—	$—
Total	37,433	$783

As of January 2, 2021, 68.4 million shares at a cost of $643.4 million have been purchased since the inception of this plan.

Dividends

During Fiscal 2020, 2019, and 2018, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 19, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2020	$167,161	$0.7900
Fiscal 2019	$158,626	$0.7500
Fiscal 2018	$149,716	$0.7100

Note 19.	Stock-Based Compensation

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

Stock Options

The company issued nonqualified stock options (“NQSOs”) during Fiscal 2011 and prior that have all been fully exercised.  Fiscal 2018 was the last year NQSOs were exercised.

The stock option activity for Fiscal 2018 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Fiscal 2018
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	73	$10.87
Exercised	(73)	$10.87
Outstanding at end of year	—	$—
Exercisable at end of year	—

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for Fiscal 2019 and 2018 are set forth below (amounts in thousands):

Fiscal 2018
Cash received from option exercises	$791
Cash tax windfall benefit, net	$111
Intrinsic value of stock options exercised	$609

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. Awards granted prior to Fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted during Fiscal 2019 and Fiscal 2020 vest approximately three years from the date of grant.  These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below (the “TSR Modifier”):

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$21.58
5/23/2019	11	3/1/2022	$27.23
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$25.00
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97
10/4/2020	5	2/28/2023	$24.63

As of January 2, 2021, there was $7.9 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.86 years.  There were no TSR Shares granted by our Board of Directors in Fiscal 2018.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. Awards granted prior to Fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted during Fiscal 2019 and Fiscal 2020 vest approximately three years from the date of grant.  These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied.  Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below (the “ROIC Modifier”):

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target for expense calculations at January 2, 2021 was 100% for the 2019 and 2020 awards.

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$18.29
5/23/2019	11	3/1/2022	$23.08
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$21.74
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97
10/4/2020	5	2/28/2023	$24.63

As of January 2, 2021, there was $6.9 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.87 years.  There were no ROIC Shares granted by our Board of Directors in fiscal 2018.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase/(decrease) shares	ROIC Modifier (decrease) shares	Dividends at vesting (thousands)	Tax benefit/(expense)	Fair value at vesting
2017	2019	205,686	(97,131)	$1,219	$936	$18,570
2016	2018	(333,112)	(114,190)	$405	$(2,130)	$6,504

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for Fiscal 2020, 2019, and 2018 is set forth below (amounts in thousands, except price data):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	662	$20.16	779	$21.64	1,575	$22.20
Initial grant	693	$23.37	917	$20.10	—	$—
Vested	—	$—	(885)	$22.21	(314)	$21.89
Grant reduction for not achieving the ROIC modifier	—	$—	(97)	$19.97	(114)	$21.49
Grant increase (reduction) for not achieving the TSR modifier	—	$—	206	$23.31	(333)	$24.17
Forfeitures	(91)	$21.26	(258)	$20.18	(35)	$22.83
Balance at end of year	1,264	$21.85	662	$20.16	779	$21.64

As of January 2, 2021, there was $14.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.86 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	244	Equally over 3 years	$18.29
5/23/2019	43	5/23/2023	$23.08
12/29/2019	220	Equally over 3 years	$21.74

The TBRSU Shares activity for Fiscal 2020 and Fiscal 2019 is set forth below (amounts in thousands, except price data):

	Fiscal 2020		Fiscal 2019
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	270	$19.06	—	$—
Granted	220	$21.74	288	$19.01
Vested	(74)	$18.29
Forfeitures	(29)	$20.14	(18)	$18.29
Nonvested shares at end of year	387	$20.64	270	$19.06

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During Fiscal 2020, non-employee directors received aggregate grants of 2,299 common shares for board retainer deferrals pursuant to the Omnibus Plan which vested during Fiscal 2020.  During the first quarter of Fiscal 2020, 2,707 common shares awarded in Fiscal 2019 were vested and deferred.  A total of 4,660 common shares were vested and issued for previous board retainer deferrals.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During Fiscal 2019, non-employee directors were granted an aggregate of 46,240 shares, of which 17,340 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during Fiscal 2020. During the second quarter of Fiscal 2020, non-employee directors received 39,900 shares for their annual grant pursuant to the Omnibus Plan.  Additionally, during the third quarter of Fiscal 2020, an aggregate of 11,940 shares were granted to three newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan.  The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant.

Compensation expense is recorded on deferred stock over the vesting period.

The deferred and restricted stock activity for Fiscal 2020, 2019, and 2018 is set forth below (amounts in thousands, except price data):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	49	$22.31	66	$19.93	87	$18.70
Granted	54	$23.15	49	$22.31	78	$19.90
Vested	(51)	$22.28	(66)	$19.93	(99)	$18.70
Nonvested shares at end of year	52	$23.21	49	$22.31	66	$19.93
Vested and deferred shares at end of year	198		197		198

As of January 2, 2021, there was $0.5 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.46 years. The intrinsic value of deferred stock awards that vested during Fiscal 2020 was $1.2 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2020.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administration expense, for Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Performance-contingent restricted stock awards	$8,656	$4,767	$6,504
TBRSU shares	3,039	1,520	—
Deferred stock awards	1,160	1,143	1,644
Total stock-based compensation expense	$12,855	$7,430	$8,148

Note 20.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for Fiscal 2020, 2019, and 2018 (amounts in thousands, except per share data):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net income	$152,318	$164,538	$157,160
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,782	211,606	211,016
Basic earnings per common share	$0.72	$0.78	$0.74
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,782	211,606	211,016
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	563	368	616
Diluted weighted average shares outstanding per common share	212,345	211,974	211,632
Diluted earnings per common share	$0.72	$0.78	$0.74

There were 6,234 anti-dilutive shares during Fiscal 2020 and 11,030 anti-dilutive shares during Fiscal 2019.  There were no anti-dilutive shares for Fiscal 2018.

Note 21.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 2, 2021 and December 28, 2019 (amounts in thousands):

	January 2, 2021	December 28, 2019
Current benefit liability	$874	$29,380
Noncurrent benefit liability	$10,049	$14,328
AOCI, net of tax	$(6,648)	$(107,678)

The company made a contribution of $2.5 million and $7.6 million to the Flowers Foods, Inc. Retirement Plan No. 2 (Plan No. 2”) during the third quarter of Fiscal 2019 and Fiscal 2020, respectively.  There were no contributions to the Flowers Foods, Inc. Plan No. 1 (“Plan No. 1”) during Fiscal 2019 or Fiscal 2020.  The company voluntarily contributed $10.0 million during our first quarter of Fiscal 2018, an additional $30.0 million during our second quarter of Fiscal 2018, and $0.1 million during our third quarter of Fiscal 2018 to Plan No. 1.  A voluntary contribution of $0.6 million was made by the company to Plan No. 2 during the third quarter of Fiscal 2018.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees.    Benefits under the company’s largest pension plan were fully terminated and transferred to an insurance company in the form of a nonparticipating group annuity contract during the first quarter of Fiscal 2020. No cash contributions were required in Fiscal 2020 to support this transaction, but the company recorded non-cash settlement and curtailment charges of $108.8 million in the current year. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”).

The company recognizes settlement accounting charges, which accelerates recognition of a plan’s unrecognized net gain or loss, when the ongoing lump sum payments from the plan exceed the sum of the plan’s service cost and interest cost.  During the first quarter of Fiscal 2018, the company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold and, as a result, the company recorded settlement charges in each quarter of Fiscal 2018.  There were no settlement charges during Fiscal 2019.

The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s Fiscal year end. As of December 31, 2020 and December 31, 2019, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.7 million for Fiscal 2021.

The net periodic pension cost (income) for the company’s pension plans includes the following components for Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Service cost	$854	$703	$937
Interest cost	2,108	11,930	12,513
Expected return on plan assets	(3,933)	(17,147)	(18,831)
Settlement loss	104,473	—	7,781
Curtailment loss	4,284	—	—
Amortization:
Prior service cost	115	387	387
Actuarial loss	1,747	7,098	5,811
Net periodic pension cost (income)	109,648	2,971	8,598
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial (gain) loss	(25,515)	11,277	25,492
Settlement loss	(104,473)	—	(7,781)
Curtailment loss	(4,284)	—	—
Amortization of prior service cost	(115)	(387)	(387)
Amortization of actuarial loss	(1,747)	(7,098)	(5,811)
Total recognized in OCI	(136,134)	3,792	11,513
Total recognized in net periodic (benefit) cost and OCI	$(26,486)	$6,763	$20,111

Actual return on plan assets for Fiscal 2020, 2019, and 2018 was $15.8 million, $51.8 million, and $2.4 million, respectively.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	January 2, 2021	December 28, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$396,906	$367,778
Service cost	854	703
Interest cost	2,108	11,930
Actuarial loss (gain)	(13,657)	45,979
Benefits paid	(7,762)	(29,484)
Settlements	(340,799)	—
Benefit obligation at end of year	$37,650	$396,906
Change in plan assets:
Fair value of plan assets at beginning of year	$360,675	$335,540
Actual return on plan assets	15,790	51,848
Employer contribution	7,871	2,771
Benefits paid	(7,762)	(29,484)
Transfer payments	(1,025)	—
Settlements	(340,799)	—
Fair value of plan assets at end of year	$34,750	$360,675
Funded status, end of year:
Fair value of plan assets	$34,750	$360,675
Benefit obligations	(37,650)	(396,906)
Unfunded status and amount recognized at end of year	$(2,900)	$(36,231)
Amounts recognized in the balance sheet:
Current liability	(259)	(28,711)
Noncurrent liability	(2,641)	(7,520)
Amount recognized at end of year	$(2,900)	$(36,231)
Amounts recognized in AOCI:
Net actuarial loss before taxes	$10,347	$142,082
Prior service cost before taxes	255	4,653
Amount recognized at end of year	$10,602	$146,735

Accumulated benefit obligation at end of year	$36,104	$395,676

The actuarial gain/(loss) on defined benefit obligations of the employer due to experience, including any assumption changes, different from assumed, and the reasons for such (gain)/loss, can be found in the table below for Fiscal 2020 and 2019 (amounts in thousands).

	Amount of (Gain)/Loss on Defined Benefit Obligation	Reasons for (Gain)/Loss
Fiscal 2020 (1)	$3,718

Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 60 basis points); Gain from change in mortality assumption scale from MP-2019 to MP-2020.

Fiscal 2019	$45,979

Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 90 basis points); Gain from change in mortality assumption to use PRI-2012 Mortality Tables and projection scale MP-2019, from the RP-2018 Mortality tables and projection scale MP-2018.

(1)	Includes only losses from plans remaining at December 31, 2020.

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2020	12/31/2019	12/31/2018
Discount rate	2.78%	2.54%	3.41%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2020	1/1/2019	1/1/2018
Discount rate	2.54%	3.41%	3.58%
Expected return on plan assets	4.97%	5.34%	5.34%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Based on these factors the expected long-term rate of return assumption for Plan No. 2 was set at 5.7% for Fiscal 2021.  The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 7.0% (net of expenses).

Plan Assets

The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2020 and December 31, 2019, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2020
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$546	$—	$—	$546
Common stocks:
International common stocks	5,223	—	—	5,223
U.S. common stocks	8,587	—	—	8,587
Fixed income securities:
U.S. government bonds	14,577	—	—	14,577
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	5,877	—	—	5,877
Pending transactions(*)	—	—	—	(35)
Accrued (expenses) income(*)	—	—	—	(25)
Total	$34,810	$—	$—	$34,750

	Fair value of Pension Plan Assets as of December 31, 2019
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$103,212	$3,798	$—	$107,010
Common stocks:
International common stocks	6,844	—	—	6,844
U.S. common stocks	11,990	—	—	11,990
Fixed income securities:
U.S. government bonds	14,911	—	—	14,911
U.S. government agency bonds	—	3,806	—	3,806
U.S. corporate bonds	—	150,840	—	150,840
International corporate bonds	—	63,050	—	63,050
Pending transactions(*)	—	—	—	(13)
Other assets and (liabilities)(*)	—	—	—	(52)
Accrued (expenses) income(*)	—	—	—	2,289
Total	$136,957	$221,494	$—	$360,675

(*)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions.

The plan asset allocation as of the measurement dates December 31, 2020 and December 31, 2019, and target asset allocations for Fiscal 2021 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2021	2020	2019
Equity securities	0-80%	40.0	70.0
Fixed income securities	20-100%	59.0	28.0
Short term investments and cash	0-10%	1.0	2.0
Total		100.0	100.0

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2020	$271	$7,600	$7,871
2019	$1,040	$1,731	$2,771
2018	$271	$40,700	$40,971

All contributions are made in cash. The required contributions made during Fiscal 2020 include $0.3 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $7.6 million made to qualified plans during Fiscal 2020 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution to reduce the impact of future contributions. During Fiscal 2021, the company expects to make no contributions to Plan No. 2 and expects to pay $0.3 million in nonqualified pension benefits from corporate assets. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during Fiscal 2020, 2019, and 2018 and expected to be paid from Fiscal 2021 through Fiscal 2030. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2018	$48,722	*
2019	$29,484	^
2020	$348,561	+
Estimated Future Payments:
2021	$4,273
2022	$3,006
2023	$2,795
2024	$2,623
2025	$2,297
2025 – 2030	$9,513

*	Includes $24.9 million and $1.5 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
^	Includes $7.0 million and $0.7 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
+	Includes $104.5 million and $0.4 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.

Postretirement Benefit Plans

The company sponsors postretirement benefit plans that provide health care and life insurance benefits to retirees who meet certain eligibility requirements. Generally, this includes employees with at least 10 years of service who have reached age 60 and participate in a Flowers retirement plan. Retiree medical coverage is provided for a period of three to five years, depending on the participant’s age and service at retirement. Participant premiums are determined using COBRA premium levels. Retiree life insurance benefits are offered to a closed group of retirees.   The company also sponsors a medical, dental, and life insurance benefits plan to a limited and closed group of participants.

The company delivers retiree medical and dental benefits for Medicare eligible retirees through a health-care reimbursement account. The company no longer sponsors a medical plan for Medicare eligible retirees and does not file for a Medicare Part D subsidy.

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Service cost	$285	$283	$288
Interest cost	194	297	234
Amortization:
Prior service credit	(4)	(41)	(212)
Actuarial gain	(300)	(276)	(431)
Total net periodic benefit cost (income)	175	263	(121)
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial loss (gain)	643	(575)	1,036
Amortization of actuarial gain	300	276	431
Amortization of prior service credit	4	41	212
Total recognized in OCI	947	(258)	1,679
Total recognized in net periodic benefit cost and OCI	$1,122	$5	$1,558

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	January 2, 2021	December 28, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$7,477	$8,194
Service cost	285	283
Interest cost	194	297
Participant contributions	573	662
Actuarial loss (gain)	642	(575)
Benefits paid	(1,148)	(1,384)
Benefit obligation at end of year	$8,023	$7,477
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	575	722
Participant contributions	573	662
Benefits paid	(1,148)	(1,384)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(8,023)	(7,477)
Unfunded status and amount recognized at end of year	$(8,023)	$(7,477)
Amounts recognized in the balance sheet:
Current liability	$(615)	$(669)
Noncurrent liability	(7,408)	(6,808)
Amount recognized at end of year	$(8,023)	$(7,477)
Amounts recognized in AOCI:
Net actuarial gain before taxes	$(1,735)	$(2,677)
Prior service credit before taxes	(5)	(9)
Amounts recognized in AOCI	$(1,740)	$(2,686)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2020	12/31/2019	12/31/2018
Discount rate	2.11%	3.01%	4.07%
Health care cost trend rate used to determine benefit obligations:
Initial rate	6.50%	6.50%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2027	2026	2025
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/20	1/1/19	1/1/2018
Discount rate	3.01%	4.07%	3.36%
Health care cost trend rate used to determine net periodic cost:
Initial rate	6.50%	6.50%	6.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2026	2025	2022

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2018	$1,308
2019	$722
2020	$575
2021 (Expected)	$616

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.6 million expected funding for postretirement benefit plans during 2021 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.6 million, $0.7 million, and $0.8 million for Fiscal 2020, 2019, and 2018, respectively.

Benefit Payments

The following are benefits paid by the company during Fiscal 2020, 2019, and 2018 and expected to be paid from Fiscal 2021 through Fiscal 2030. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2018	$1,308
2019	$722
2020	$575
Estimated Future Payments:
2021	$616
2022	$625
2023	$606
2024	$636
2025	$670
2026 – 2030	$3,272

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.2 million for Fiscal 2020, $1.1 million for Fiscal 2019, and $1.0 million for Fiscal 2018.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2020, 2019, and 2018. There are no contractually required minimum contributions to the plans as of January 2, 2021.

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

The company’s participation in these multiemployer plans for Fiscal 2020 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2020 and 2019 is for the plan’s year-end at December 31, 2020 and December 31, 2019, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2020	2019	2018	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2020	2019	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Red	Red	Yes	153	111	108	Yes	4/30/2021
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Red	Yes	157	160	159	No	8/14/2021
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	349	244	293	No	2/4/2022
BC&T International Pension Fund*	52-6118572	001	*	*	*	—	—	220	*	*

*	The union employees withdrew from the fund effective November 1, 2017. The collective bargaining agreement is still in effect.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During Fiscal 2020, 2019, and 2018, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2020	$27,995
Fiscal 2019	$27,336
Fiscal 2018	$25,523

Note 22.	Income Taxes

In conjunction with federal tax reform enacted on December 22, 2017, the SEC provided guidance which allowed subsequent income tax adjustments during and up to a one-year measurement period, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. Fiscal 2018 income tax expense includes a tax benefit of $5.6 million recognized subsequent enactment of the Tax Cuts and Jobs Act to remeasure deferred taxes consistent with timing differences reported on the 2017 federal tax return.

The company’s provision for income tax expense (benefit) consists of the following for Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current Taxes:
Federal	$64,113	$23,397	$11,642
State	15,434	5,539	6,702
	79,547	28,936	18,344
Deferred Taxes:
Federal	(26,112)	17,335	21,762
State	(5,042)	1,274	(105)
	(31,154)	18,609	21,657
Income tax expense	$48,393	$47,545	$40,001

Income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% because of the effect of the following items for Fiscal 2020, 2019 and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Tax at U.S. federal income tax rate	$42,149	$44,538	$41,404
State income taxes, net of federal income tax benefit	8,209	5,384	5,213
Tax reform impact	—	—	(5,575)
Net share-based payments (windfalls) shortfalls	(80)	(828)	1,639
Other	(1,885)	(1,549)	(2,680)
Income tax expense (benefit)	$48,393	$47,545	$40,001

In Fiscal 2020 and 2019, the most significant difference in the effective rate and the statutory rate was state income taxes. In 2018, the most significant differences in the effective rate and the statutory rate were state income taxes and benefits to adjust the estimated provisional benefit recorded in Fiscal 2017 for tax rate changes enacted in December 2017.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	January 2, 2021	December 28, 2019
Self-insurance	$4,806	$4,882
Compensation and employee benefits	7,698	6,929
Deferred income	5,988	7,488
Loss and credit carryforwards	13,026	13,304
Equity-based compensation	3,977	2,135
Legal accrual	2,867	7,238
Deferred payroll tax under CARES act	7,525	—
Pension and postretirement benefits	2,390	4,336
Financing and operating lease right-of-use liabilities	88,816	102,797
Other	7,028	6,820
Valuation allowance	(1,030)	(703)
Deferred tax assets	143,091	155,226
Depreciation	(69,056)	(67,639)
Intangibles	(109,824)	(105,238)
Financing and operating lease right-of-use assets	(85,720)	(101,217)
Hedging	(4,357)	(560)
Other	(2,393)	(1,967)
Deferred tax liabilities	(271,350)	(276,621)
Net deferred tax liability	$(128,259)	$(121,395)

The company has a deferred tax asset of $3.1 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $5.3 million related to state net operating loss carryforwards, and $4.6 million for credit carryforwards with expiration dates through Fiscal 2040. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.  See Note 2, Summary of Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

There are no unrecognized gross tax benefits as of January 2, 2021.  The gross amount of unrecognized tax benefits was $0.3 million as of December 28, 2019. This change is due to the expiration of the statute of limitations on previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheets. There would not be an impact to the effective tax rate for unrecognized tax benefits as there is not a balance at the end of Fiscal 2020.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had no accrued interest balance at January 2, 2021.  The accrued interest balance at December 28, 2019 was $0.1 million.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2017, and with limited exceptions, for years prior to 2016 in state jurisdictions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2020, 2019, and 2018 (amounts in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Unrecognized tax benefit at beginning of fiscal year	$306	$750	$1,259
Lapses of statutes of limitations	(306)	(444)	(509)
Unrecognized tax benefit at end of fiscal year	$—	$306	$750

At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 23.	Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $29.4 million and $30.3 million related to self-insurance reserves at January 2, 2021 and December 28, 2019, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending 19 complaints filed by IDPs alleging that they were misclassified as independent contractors.  Ten of these lawsuits seek class and/or collective action treatment. The remaining nine cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in five of the pending cases, each of which is discussed below.  Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On October 9, 2020, and later amended on December 1, 2020, the parties reached an agreement in principal to settle this matter and a companion case pending in the U.S. District Court for the District of New Jersey (Bertino v. Tasty Baking Co., No. 1:20-cv-03752) for a payment of $3.15 million, inclusive of attorneys’ fees and costs, service awards, and consideration for class members who are active distributors to enter into an amendment to their distributor agreements.  The parties are currently working to obtain final court approval of the settlement.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during Fiscal 2020.

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

During the last three fiscal years, the company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model:

Case Name	Case No.	Venue	Date Filed	Comments
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015

On December 29, 2020, the Court dismissed this lawsuit and approved an agreement to settle this matter for $8.3 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019.

Carr et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:15-cv-06391	U.S. District Court Eastern District of Pennsylvania	12/1/2015

On September 29, 2020,  the Court dismissed this lawsuit and approved an agreement to settle this matter and the Boulange matter (see below) for a payment of $13.25 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019 and was paid during the fourth quarter of Fiscal 2020.

Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:16-cv-02581	U.S. District Court Eastern District of Pennsylvania	3/25/2016	This matter was consolidated with the Carr litigation described immediately above.
Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

On November 13, 2020, the court dismissed this lawsuit following a October 22, 2020 order approving an agreement to settle this matter for a payment of $7.6 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.   This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of Fiscal 2019 and paid during the fourth quarter of Fiscal 2020.

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

On September 26, 2019, the parties to the consolidated federal derivative action filed a Notice of Settlement in Principle and Joint Status Report.  On September 30, 2019, the court entered an order staying all deadlines and proceedings, except those that are settlement-related, and ordered the parties to file the settlement documents no later than October 28, 2019.  On October 28, 2019, the parties executed a stipulation of settlement, which the plaintiffs filed with the court along with a motion for preliminary approval of the settlement.  The settlement terms include certain governance reforms, releases of the claims asserted against the defendants, and the payment by the company’s insurer of $1.3 million in attorneys’ fees, expenses, and service awards (the “Fee Award”) to the plaintiffs’ counsel.  On February 26, 2020, the court granted judgment approving the consolidated federal derivative action settlement and Fee Award.  The judgment became final on March 27, 2020.  Pursuant to the stipulation of settlement, once the judgment dismissing the consolidated federal derivative action became final, the plaintiffs in the consolidated state derivative action voluntarily dismissed that action with prejudice on April 2, 2020.  The Fee Award was recorded on the company’s Consolidated Balance Sheets as of December 28, 2019 as an other current asset due from the insurer and an other accrued liability due for the settlement in principle.  Recording this transaction resulted in no impact to the company’s Consolidated Statements of Income because the expense for the settlement in principle was offset by the expected recovery from the insurer.  At the satisfaction of all requirements under the Fee Award in early April 2020, the ‘Recovery from legal settlement in principle’ and ‘Accrued legal settlement’ amounts (both recorded on the Consolidated Balance Sheets) were de-recognized on the company’s Consolidated Balance Sheets.

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

Results of operations for each of the four quarters in the respective fiscal years are as follows. For Fiscal 2020, first quarter consisted of sixteen weeks, second and third quarters twelve weeks, and fourth quarter thirteen weeks.  For Fiscal 2019, each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks (amounts in thousands, except per share data):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	2020	$1,349,444	$1,025,861	$989,650	$1,023,036
	2019	$1,263,895	$975,759	$966,561	$917,759
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)*	2020	$670,873	$506,033	$497,659	$521,577
	2019	$652,141	$508,552	$509,056	$485,960
Net (loss) income	2020	$(5,772)	$57,919	$44,347	$55,824
	2019	$65,866	$53,095	$43,358	$2,219
Basic net (loss) income per share	2020	$(0.03)	$0.27	$0.21	$0.26
	2019	$0.31	$0.25	$0.20	$0.01
Diluted net (loss) income per share	2020	$(0.03)	$0.27	$0.21	$0.26
	2019	$0.31	$0.25	$0.20	$0.01

*

The company does not report gross margin.  This line item presents our material, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) under an alternative presentation.

The table below presents financial results that impact comparability, by quarter, for Fiscal 2020 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2020	Footnote
Loss on inferior ingredients	$—	$—	$—	$107	$107	Note 4
Restructuring and related impairment charges	$—	$10,535	$20,100	$4,848	$35,483	Note 5
Pension plan settlement and curtailment loss (gain)	$116,207	$—	$(7,153)	$(297)	$108,757	Note 21

The table below presents financial results that impact comparability, by quarter, for Fiscal 2019 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2019	Footnote
(Recovery) loss on inferior ingredients	$(413)	$—	$—	$376	$(37)	Note 4
Restructuring and related impairment charges	$718	$2,047	$3,277	$17,482	$23,524	Note 5

Note 25.	Subsequent Events

The company has evaluated subsequent events since January 2, 2021, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend.    On February 19, 2021, the Board of Directors declared a dividend of $0.20 per share on the company’s common stock to be paid on March 19, 2021 to shareholders of record on March 5, 2021.