Form 10-Q
period 2021-04-24
FLOWERS FOODS INC
filed 2021-05-20
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 2021

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

As of May 14, 2021, the registrant had 211,718,561 shares of common stock, $0.01 par value per share, outstanding.

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended January 2, 2021 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 24, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$250,570	$307,476
Accounts and notes receivable, net of allowances of $15,246 and $15,162, respectively	296,777	300,001
Inventories, net:
Raw materials	46,808	48,977
Packaging materials	21,973	20,744
Finished goods	59,339	55,508
Inventories, net	128,120	125,229
Spare parts and supplies	68,035	68,108
Other	44,629	37,389
Total current assets	788,131	838,203
Property, plant and equipment, net:
Property, plant and equipment, gross	2,057,963	2,033,532
Less: accumulated depreciation	(1,361,183)	(1,334,139)
Property, plant and equipment, net	696,780	699,393
Financing lease right-of-use assets	4,871	5,419
Operating lease right-of-use assets	346,016	328,712
Notes receivable from independent distributor partners	169,532	176,412
Assets held for sale	5,576	5,641
Other assets	9,736	9,081
Goodwill	545,244	545,244
Other intangible assets, net	706,130	714,918
Total assets	$3,272,016	$3,323,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	—	—
Current maturities of financing leases	1,760	1,769
Current maturities of operating leases	49,485	50,139
Accounts payable	241,073	225,918
Other accrued liabilities	168,888	226,279
Total current liabilities	461,206	504,105

Noncurrent long-term debt	889,577	960,103
Noncurrent financing lease obligations	3,149	3,590
Noncurrent operating lease obligations	305,724	290,264
Total long-term debt and right-of-use lease liabilities	1,198,450	1,253,957
Other liabilities:
Postretirement/post-employment obligations	10,018	10,049
Deferred taxes	134,026	128,259
Other long-term liabilities	54,945	53,659
Total other long-term liabilities	198,989	191,967
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,029,750 shares and 17,126,261 shares, respectively	(224,580)	(225,405)
Capital in excess of par value	664,981	659,682
Retained earnings	961,246	932,094
Accumulated other comprehensive income	11,525	6,424
Total stockholders’ equity	1,413,371	1,372,994
Total liabilities and stockholders’ equity	$3,272,016	$3,323,023

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Sales	$1,302,168	$1,349,444
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	643,576	670,873
Selling, distribution and administrative expenses	501,973	522,035
Depreciation and amortization	41,386	44,663
Loss on inferior ingredients	122	—
Income from operations	115,111	111,873
Interest expense	11,681	11,639
Interest income	(7,480)	(8,325)
Loss on extinguishment of debt	16,149	—
Pension plan settlement and curtailment loss	—	116,207
Other components of net periodic pension and postretirement benefits (credit) expense	(125)	143
Income (loss) before income taxes	94,886	(7,791)
Income tax expense (benefit)	23,231	(2,019)
Net income (loss)	$71,655	$(5,772)
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$0.34	$(0.03)
Weighted average shares outstanding	211,889	211,754
Diluted:
Net income (loss) per common share	$0.34	$(0.03)
Weighted average shares outstanding	212,780	211,754
Cash dividends paid per common share	$0.2000	$0.1900

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Net income (loss)	$71,655	$(5,772)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	—	86,865
Net loss for the period	—	15,693
Amortization of prior service cost included in net income	13	55
Amortization of actuarial loss included in net income	123	953
Pension and postretirement plans, net of tax	136	103,566
Derivative instruments:
Net change in fair value of derivatives	4,745	(3,849)
Loss reclassified to net income	220	411
Derivative instruments, net of tax	4,965	(3,438)
Other comprehensive income, net of tax	5,101	100,128
Comprehensive income	$76,756	$94,356

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 24, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				71,655				71,655
Derivative instruments, net of tax					4,965			4,965
Pension and postretirement plans, net of tax					136			136
Amortization of share-based compensation awards			7,182					7,182
Issuance of deferred compensation			(7)			546	7	—
Time-based restricted stock units issued (Note 16)			(1,798)			136,652	1,798	—
Issuance of deferred stock awards			(78)			5,931	78	—
Stock repurchases						(46,618)	(1,058)	(1,058)
Dividends paid on vested share-based payment awards				(163)				(163)
Dividends paid — $.20000 per common share				(42,340)				(42,340)
Balances at April 24, 2021	228,729,585	$199	$664,981	$961,246	$11,525	(17,029,750)	$(224,580)	$1,413,371

	For the Sixteen Weeks Ended April 18, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net loss				(5,772)				(5,772)
Derivative instruments, net of tax					(3,438)			(3,438)
Pension and postretirement plans, net of tax					103,566			103,566
Amortization of share-based compensation awards			3,894					3,894
Issuance of deferred compensation			(1)			113	1	—
Time-based restricted stock units issued (Note 16)			(975)			74,204	975	—
Issuance of deferred stock awards			(152)			11,594	152	—
Stock repurchases						(37,433)	(783)	(783)
Dividends paid on vested share-based payment awards				(87)				(87)
Dividends paid — $0.1900 per common share				(40,199)				(40,199)
Balances at April 18, 2020	228,729,585	$199	$651,258	$900,988	$(5,892)	(17,167,036)	$(225,942)	$1,320,611

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income (loss)	$71,655	$(5,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring and related impairment charges	—	—
Stock-based compensation	7,182	3,894
Loss reclassified from accumulated other comprehensive income to net income	75	503
Depreciation and amortization	41,386	44,663
Deferred income taxes	4,066	(29,605)
Provision for inventory obsolescence	406	353
Allowances for accounts receivable	1,779	6,340
Pension and postretirement plans cost	277	116,702
Other	667	801
Qualified pension plan contributions	—	(1,425)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,761	(61,630)
Inventories, net	(3,297)	(9,238)
Hedging activities, net	6,172	(7,933)
Accounts payable	11,322	27,322
Other assets and accrued liabilities	(45,456)	21,210
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,995	106,185
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,278)	(21,700)
Proceeds from sale of property, plant and equipment	2,159	862
Repurchase of independent distributor territories	(1,520)	(1,058)
Cash paid at issuance of notes receivable	(2,561)	(3,827)
Principal payments from notes receivable	9,228	8,883
Other investing activities	855	23
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(19,117)	(16,817)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(42,503)	(40,286)
Stock repurchases	(1,058)	(783)
Change in bank overdrafts	(6,420)	(3,530)
Proceeds from debt borrowings	497,570	375,100
Debt obligation payments	(579,428)	(171,350)
Contingent consideration payments	—	(4,700)
Payments on financing leases	(423)	(2,180)
Payments for financing fees	(3,522)	—
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(135,784)	152,271
Net (decrease) increase in cash and cash equivalents	(56,906)	241,639
Cash and cash equivalents at beginning of period	307,476	11,044
Cash and cash equivalents at end of period	$250,570	$252,683

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 24, 2021 and April 18, 2020 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 2, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021 (the “Form 10-K”).

COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic change in consumer buying patterns at the beginning of the COVID-19 pandemic, we experienced a more favorable shift in sales mix to our branded retail products.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased and the rollout of the COVID-19 vaccine progresses, our sales growth has moderated with continuing decreased volume and favorable mix shift.

In light of COVID-19, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) and used the net proceeds to redeem in full the $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”), extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $670.7 million of remaining availability on our debt facilities as of April 24, 2021, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative financial instruments, valuation of long-lived assets, goodwill and other intangible assets, leases, self-insurance reserves, income tax expense and accruals, postretirement plans, stock-based compensation, and commitments and contingencies. These estimates are summarized in the Form 10-K.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2021 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 24, 2021 (sixteen weeks), second quarter ended July 17, 2021 (twelve weeks), third quarter ended October 9, 2021 (twelve weeks) and fourth quarter ending January 1, 2022 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 24, 2021 and April 18, 2020. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
	(% of Sales)
Total	21.3	21.4

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 21.3% and 18.8%, on a consolidated basis, as of April 24, 2021 and January 2, 2021, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS – In the second half of Fiscal 2020, we launched a digital strategy initiative to transform our business systems and processes.  This includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” project.  Costs incurred during the first quarter of Fiscal 2021 totaled $5.0 million and were primarily for consulting costs associated with these activities and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.  There were no costs associated with this project during the sixteen weeks ended April 18, 2020.

LOSS ON INFERIOR INGREDIENTS – In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million associated with receiving inferior ingredients used in the production of certain of our gluten-free products in the fourth quarter of Fiscal 2020.  We continue to seek recovery of these losses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

  In December 2019, the FASB issued guidance which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes.  The company adopted the new standard as of January 3, 2021, the beginning of our Fiscal 2021. Accounting for franchise taxes required adoption on a retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other applicable provisions were adopted on a prospective basis. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts, and the optional expedients can be applied to contract modifications made until December 31, 2022 and elected during this period when rate reform activities occur.  During the first quarter of Fiscal 2021, we adopted relevant hedge accounting expedients related to probability and the ongoing assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives, which would then result in the use of a replacement rate for this analysis.  We anticipate applying these expedients to hedges impacted by rate reform in the future.  Application of these expedients will preserve the presentation of derivatives consistent with past presentation, and as a result, we expect the adoption of this portion of the ASU, when such rate reform activities occur, will not have a material impact to our consolidated financial statements. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, if additional contract modifications or reform activities occur.

Accounting pronouncements not yet adopted

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In Fiscal 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  The project was completed at the end of Fiscal 2020, and final payments related to the restructuring activities were paid during the first quarter of Fiscal 2021.  Consulting costs associated with the project during the sixteen weeks ended April 18, 2020 were $3.4 million and are reflected in the selling, distribution and administrative line item of the Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the sixteen weeks ended April 24, 2021 and April 18, 2020 (amounts in thousands):

	VSIP	RIF	Employee Termination Benefits(1)	Total
Liability balance at January 2, 2021	$1,036	$472	$—	$1,508
Charges	—	—	—	—
Cash payments	(1,036)	(472)	—	(1,508)
Liability balance (3) at April 24, 2021	$—	$—	$—	$—

	VSIP	RIF	Employee Termination Benefits(1)	Total
Liability balance at December 28, 2019	$174	$—	$1,450	$1,624
Charges	—	—	—	—
Cash payments	(174)	—	(851)	(1,025)
Liability balance (3) at April 18, 2020	$—	$—	$599	$599

(1)	Employee termination benefits are not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Lease modifications and renewals	$34,325	$2,555
Lease impairments	$—	$90
Lease terminations	$317	$110

The lease modifications and renewals include $28.9 million related to a five year extension for one of our freezer storage leases.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 24, 2021 and April 18, 2020 were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Lease cost:
Amortization of right-of-use assets	$542	$2,303
Interest on lease liabilities	54	286
Operating lease cost	21,433	22,129
Short-term lease cost	951	596
Variable lease cost	6,886	7,812
Total lease cost	$29,866	$33,126

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$54	$286
Operating cash flows from operating leases	$18,348	$23,299
Financing cash flows from financing leases	$423	$2,180
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$40
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,554	$2,522

Weighted-average remaining lease term (years):
Financing leases	2.8
Operating leases	8.9
Weighted-average IBR (percentage):
Financing leases	3.5
Operating leases	3.9

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 24, 2021 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2021	$50,758	$1,429
2022	58,838	1,747
2023	53,795	1,886
2024	45,780	74
2025	44,027	3
2026 and thereafter	172,818	—
Total minimum lease payments	426,016	5,139
Less: amount of lease payments representing interest	(70,807)	(230)
Present value of future minimum lease payments	355,209	4,909
Less: current obligations under leases	(49,485)	(1,760)
Long-term lease obligations	$305,724	$3,149

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 24, 2021 and April 18, 2020, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 24, 2021	April 18, 2020	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(219)	$(44)	Interest expense
Commodity contracts	(75)	(503)	Cost of sales, Note 3
Total before tax	(294)	(547)	Total before tax
Tax benefit	74	136	Income tax expense
Total net of tax	(220)	(411)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	(17)	(74)	Note 1
Settlement and curtailment loss	—	(116,207)	Note 1
Actuarial losses	(164)	(1,275)	Note 1
Total before tax	(181)	(117,556)	Total before tax
Tax benefit	45	29,683	Income tax expense
Total net of tax	(136)	(87,873)	Net of tax
Total reclassifications	$(356)	$(88,284)	Net of tax

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

During the sixteen weeks ended April 24, 2021, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424
Other comprehensive income before reclassifications	4,745	—	4,745
Reclassified to earnings from AOCI	220	136	356
AOCI at April 24, 2021	$18,037	$(6,512)	$11,525

During the sixteen weeks ended April 18, 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 29, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive (loss) income before reclassifications	(3,849)	15,693	11,844
Reclassified to earnings from AOCI	411	87,873	88,284
AOCI at April 18, 2020	$(1,780)	$(4,112)	$(5,892)

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the net of tax amount reclassified from AOCI for our commodity contracts (amounts in thousands and positive value indicates credits to determine net income):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Gross loss reclassified from AOCI into net income	$(75)	$(503)
Tax benefit	19	126
Net of tax	$(56)	$(377)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 24, 2021 and January 2, 2021, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 24, 2021	January 2, 2021
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	579,030	587,818
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,251,374	$1,260,162

As of April 24, 2021 and January 2, 2021, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 24, 2021			January 2, 2021
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$466,915	$68,302	$398,613	$466,915	$64,426	$402,489
Customer relationships	318,021	140,243	177,778	318,021	135,068	182,953
Non-compete agreements	5,154	5,046	108	5,154	5,034	120
Distributor relationships	4,123	3,208	915	4,123	3,123	1,000
Distributor routes held and used	1,832	216	1,616	1,377	121	1,256
Total	$796,045	$217,015	$579,030	$795,590	$207,772	$587,818

Aggregate amortization expense for the sixteen weeks ended April 24, 2021 and April 18, 2020 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 24, 2021	$9,243
For the sixteen weeks ended April 18, 2020	$9,542

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2021	$20,635
2022	$29,341
2023	$28,460
2024	$27,764
2025	$27,056

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 24, 2021 and January 2, 2021. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 3,900 IDPs’ distribution rights as of April 24, 2021 and 4,000 as of January 2, 2021, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 24, 2021	$7,480
For the sixteen weeks ended April 18, 2020	$8,325

At April 24, 2021 and January 2, 2021, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 24, 2021	January 2, 2021
Distributor notes receivable	$198,275	$204,839
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(28,743)	(28,427)
Long-term portion of distributor notes receivable	$169,532	$176,412

At April 24, 2021 and January 2, 2021, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 24, 2021 is presented below. The fair value of the company’s 2031 notes and 3.500% senior notes due 2026 (“2026 notes”), as discussed in Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$492,696	$493,045	2
2026 notes	$396,881	$435,400	2

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

As of April 24, 2021, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$18,131	$—	$—	$18,131
Other long-term	1,521	—	—	1,521
Total	19,652	—	—	19,652

Liabilities:
Other current	(5)	—	—	(5)
Other long-term	(11)	—	—	(11)
Total	(16)	—	—	(16)
Net Fair Value	$19,636	$—	$—	$19,636

As of January 2, 2021, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$16,684	$—	$—	$16,684
Other long-term	731	—	—	731
Total	17,415	—	—	17,415

Liabilities:
Other current	(5)	—	—	(5)
Other long-term	(83)	—	—	(83)
Total	(88)	—	—	(88)
Net Fair Value	$17,327	$—	$—	$17,327

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2022. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 24, 2021 and January 2, 2021, respectively, qualified for hedge accounting.

Interest Rate Risk

During the first quarter of Fiscal 2021, the company entered into treasury locks to fix the interest rate for the 2031 notes issued on March 9, 2021.  The derivative positions were closed when the debt was priced on March 2, 2021 with a cash settlement net receipt of $3.9 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge and the deferred amount reported in AOCI is being reclassified to interest expense as interest payments are made on the notes through the maturity date.

The company previously entered into treasury rate locks at the time we executed the 2026 notes.  These rate locks were designated as a cash flow hedge and the fair value at termination was deferred in AOCI.  The deferred amount reported in AOCI is being reclassified to interest expense as interest payments are made on the related notes through the maturity date.

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 24, 2021		January 2, 2021		April 24, 2021		January 2, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$18,131	Other current assets	$16,684	Other accrued liabilities	$5	Other accrued liabilities	$5
Commodity contracts	Other assets	1,521	Other assets	731	Other long-term liabilities	11	Other long-term liabilities	83
Total		$19,652		$17,415		$16		$88

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 24, 2021	April 18, 2020	into Income (Effective Portion)(2)	April 24, 2021	April 18, 2020
Interest rate contracts	$2,926	$—	Interest expense	$(164)	$(33)
Commodity contracts	1,819	(3,849)	Production costs(3)	(56)	(378)
Total	$4,745	$(3,849)		$(220)	$(411)

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively, related to the company’s commodity risk hedges.

At April 24, 2021, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(13)	$3,322	$3,309
Expiring in 2021	12,957	—	12,957
Expiring in 2022	1,771	—	1,771
Total	$14,715	$3,322	$18,037

Derivative Transactions Notional Amounts

As of April 24, 2021, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$49,501
Soybean oil contracts	10,729
Natural gas contracts	6,975
Corn contracts	3,419
Total	$70,624

The company’s derivative instruments contain no credit-risk related contingent features at April 24, 2021.  As of April 24, 2021 and January 2, 2021, the company had $1.2 million in other current assets representing collateral for hedged positions.  At April 24, 2021 and January 2, 2021, the company had $16.1 million and $14.0 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

9. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 24, 2021	January 2, 2021
Prepaid assets	$23,477	$16,051
Fair value of derivative instruments	18,131	16,684
Collateral to counterparties for derivative positions	1,222	1,229
Income taxes receivable	1,482	2,211
Other	317	1,214
Total	$44,629	$37,389

Other non-current assets consist of (amounts in thousands):

	April 24, 2021	January 2, 2021
Unamortized financing fees	$697	$836
Investments	3,176	3,242
Fair value of derivative instruments	1,521	731
Deposits	2,078	2,092
Unamortized cloud computing arrangement costs	2,147	2,059
Other	117	121
Total	$9,736	$9,081

10.  OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 24, 2021	January 2, 2021
Employee compensation	$26,027	$28,826
VSIP and RIF liabilities	—	1,508
Employee vacation	18,716	16,216
Employee bonus	17,125	57,394
Fair value of derivative instruments	5	5
Self-insurance reserves	31,763	29,367
Bank overdraft	10,480	16,900
Accrued interest	2,477	8,241
Accrued utilities	5,456	6,070
Accrued taxes	25,380	22,773
Accrued advertising	1,212	3,610
Accrued legal settlements	3,150	11,869
Accrued legal costs	3,061	1,644
Accrued short-term deferred income	4,541	4,760
Collateral from counterparties for derivative positions	16,145	13,997
Other	3,350	3,099
Total	$168,888	$226,279

See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

Other long-term liabilities consist of (amounts in thousands):

	April 24, 2021	January 2, 2021
Deferred income	$18,069	$19,153
Deferred compensation	18,897	16,674
Fair value of derivative instruments	11	83
Other deferred credits	1,684	1,502
Deferred payroll taxes under the CARES Act	14,992	14,992
Other	1,292	1,255
Total	$54,945	$53,659

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of Fiscal 2021, the company sold an office building and certain distribution depots included in assets held for sale at January 2, 2021.  The company received net proceeds of $2.0 million and recognized a gain of $0.9 million at the time of sale.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 24, 2021 and January 2, 2021, respectively (amounts in thousands):

	April 24, 2021	January 2, 2021
Distributor territories	$4,694	$3,707
Property, plant and equipment	882	1,934
Total assets held for sale	$5,576	$5,641

12. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at April 24, 2021 and January 2, 2021, respectively (amounts in thousands):

	April 24, 2021	January 2, 2021
Unsecured credit facility	$—	$50,000
2031 notes	492,696	—
2026 notes	396,881	396,705
2022 notes	—	399,398
Accounts receivable securitization facility	—	114,000
	889,577	960,103
Less current maturities of long-term debt	—	—
Total long-term debt	$889,577	$960,103

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 24, 2021 and January 2, 2021, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

2031 Notes, 2026 Notes, Accounts Receivable Securitization Facility, 2022 Notes, and Credit Facility

2031 Notes. On March 9, 2021, the company issued $500.0 million of senior notes.  The company will pay semiannual interest on the 2031 notes on each March 15 and September 15 and the 2031 notes will mature on March 15, 2031.  The notes bear interest at 2.400% per annum.  On any date prior to December 15, 2030, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2031 notes to be redeemed that would be due if such notes matured December 15, 2030 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate (as defined in the indenture governing the notes), plus 20 basis points, plus, in each case, accrued and unpaid interest. At any time on or after December 15, 2030, the company may redeem some or all of the 2031 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company has exercised its option to redeem the notes in whole.  The 2031 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2031 notes is $500.0 million.  There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $5.0 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of April 24, 2021, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 24, 2021, and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 24, 2021 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the sixteen weeks ended April 24, 2021:

Amount (thousands)
Balance at January 2, 2021	$114,000
Borrowings	—
Payments	(114,000)
Balance at April 24, 2021	$—

The table below presents the net amount available for working capital and general corporate purposes under the facility as of April 24, 2021:

Amount (thousands)
Gross amount available	$179,100
Outstanding	—
Available for withdrawal	$179,100

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the facility during the sixteen weeks ended April 24, 2021:

Amount (thousands)
High balance	$114,000
Low balance	$—

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on April 24, 2021 and $0.3 million on January 2, 2021, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes. Prior to the early redemption discussed below, the company paid semiannual interest on the 2022 notes on each April 1 and October 1 and the 2022 notes would have matured on April 1, 2022. The 2022 notes beared interest at 4.375% per annum. On any date prior to January 1, 2022, the company could have redeemed some or all of the 2022 notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company could have redeemed some or all of the 2022 notes at a price equal to 100% of the principal amount of the 2022 notes redeemed plus accrued and unpaid interest. If the company experienced a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade), it was required to offer to purchase the 2022 notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the 2022 notes in whole. The 2022 notes were also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

On April 8, 2021, the company completed the early redemption of the 2022 notes with proceeds received from the issuance of the 2031 notes on March 9, 2021.  We recognized a loss on extinguishment of debt of $16.1 million comprised of a make-whole cash payment of $15.4 million and the write-off of unamortized debt discount and debt issuance costs of $0.7 million.

The face value of the 2022 notes was $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount were amortized to interest expense over the term of the 2022 notes. As of January 2, 2021, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender. Under the amended and restated credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of November 29, 2022; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.575% and (2) Eurodollar loans with a range of 0.575% to 1.575%, in each case, based on the leverage ratio of the company and its subsidiaries; (iii) an applicable facility fee with a range of 0.05% to 0.30%, due quarterly on all commitments under the amended and restated credit agreement, based on the leverage ratio of the company and its subsidiaries; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of April 24, 2021 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.5 million and $0.6 million on April 24, 2021 and January 2, 2021, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 24, 2021.

Amount (thousands)
Balance at January 2, 2021	$50,000
Borrowings	—
Payments	(50,000)
Balance at April 24, 2021	$—

The table below presents the net amount available under the credit facility as of April 24, 2021:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 24, 2021:

Amount (thousands)
High balance	$50,000
Low balance	$—

Aggregate maturities of debt outstanding as of April 24, 2021 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	—
2026 and thereafter	900,000
Total	$900,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 24, 2021 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$7,304	$492,696
2026 notes	400,000	3,119	396,881
Total	$900,000	$10,423	$889,577

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of April 24, 2021 and January 2, 2021, there was $167.9 million and $171.1 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

14. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company records self-insurance reserves as an other accrued liability on our Condensed Consolidated Balance Sheets. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

At this time, the company is defending 17 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Ten of these lawsuits seek class and/or collective action treatment. The remaining seven cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in five of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On April 9, 2021, the court decertified the FLSA collective action and denied plaintiffs' motion to certify under Federal Rule of Civil Procedure 23 a state law class of distributors who operated in the state of Louisiana.

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

Since the beginning of Fiscal 2020, the company has settled, and the appropriate court has approved, the following collective/class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors:

Case Name	Case No.	Venue	Date Filed	Comments
Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC	7:16-cv-00233	U.S. District Court Eastern District of North Carolina	12/1/2015

On December 29, 2020, the Court dismissed this lawsuit and approved an agreement to settle this matter for $8.3 million, inclusive of attorneys’ fees and costs,service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019.

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

15. EARNINGS PER SHARE

The following is a reconciliation of net income (loss) and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Net income (loss)	$71,655	$(5,772)
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,889	211,754
Basic earnings per common share	$0.34	$(0.03)
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,889	211,754
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	891	—
Diluted weighted average shares outstanding for common stock	212,780	211,754
Diluted earnings per common share	$0.34	$(0.03)

There were 362,690 and 324,240 anti-dilutive shares during the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.  The company typically grants awards at the beginning of its fiscal year.  Information on grants to employees during Fiscal 2021 is discussed below.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  No awards vested during the first quarter of Fiscal 2021 or Fiscal 2020.

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

The following performance-contingent TSR Shares have been granted during the first quarter of Fiscal 2021 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	365	3/1/2024	$26.75

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  No awards vested during the first quarter of Fiscal 2021 or Fiscal 2020.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2019 award is being expensed at 125% of ROI Target, and the 2020 and 2021 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the first quarter of Fiscal 2021 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	365	3/1/2024	$22.63

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 24, 2021 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 2, 2021	1,264	$21.85
Initial grant at target	730	$24.69
Vested	—	$—
Forfeited	(17)	$20.34
Nonvested shares at April 24, 2021	1,977	$22.89

As of April 24, 2021, there was $28.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.30 years. There were no shares that vested during the sixteen weeks ended April 24, 2021.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”).  The executive officers of the company did not receive any TBRSU Shares.  These awards vest on January 5th each year in equal installments over a three-year period which began in Fiscal 2020.  Dividends earned on shares will be held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

The following TBRSU Shares have been granted under the Omnibus Plan during the first quarter of Fiscal 2021 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	256	Equally over 3 years	$22.63

The TBRSU Shares activity for the sixteen weeks ended April 24, 2021 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 2, 2021	388	$20.64
Vested	(137)	$19.98
Granted	256	$22.63
Forfeitures	(11)	$21.54
Nonvested shares at April 24, 2021	496	$21.83	2.20	$8,871

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting (thousands)	Tax Benefit	Fair Value at Vesting
2020	2021	$53	$16	$1,520
2019	2021	$107	$77	$1,582
2019	2020	$55	$57	$1,831

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During Fiscal 2021, non-employee directors elected to receive, and were granted, an aggregate grant of 2,209 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period. During Fiscal 2020, non-employee directors received an aggregate of 51,840 shares for their annual grant pursuant to the Omnibus Plan.  During the first quarter of Fiscal 2021, non-employee directors received 5,931 shares of previously deferred annual grant awards.

The deferred stock activity for the sixteen weeks ended April 24, 2021 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at January 2, 2021	52	$23.21
Vested	—	$—
Granted	2	$22.63
Nonvested shares at April 24, 2021	54	$23.19	0.23	$149

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Performance-contingent restricted stock awards	$5,289	$2,614
TBRSU Shares	1,467	947
Deferred and restricted stock	426	333
Total stock-based compensation	$7,182	$3,894

17. POSTRETIREMENT PLANS

The following summarizes the company’s condensed balance sheet related pension and other postretirement benefit plan accounts at April 24, 2021 compared to accounts at January 2, 2021 (amounts in thousands):

	April 24, 2021	January 2, 2021
Current liability	$874	$874
Noncurrent liability	$10,018	$10,049
Accumulated other comprehensive loss, net of tax	$6,512	6,648

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the first quarter of Fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for lump sum payments and annuity purchases.  The company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying plan benefits on May 1, 2020.  The company also recognized $116.2 million of non-cash pension termination charges, made up of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, in our Condensed Consolidated Statements of Income during the first quarter of Fiscal 2020, both of which were estimated based on the best information available at the time.  There were no settlement charges recorded during the first quarter of Fiscal 2021.

The company continues to sponsor two remaining pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”).  The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2020 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the first quarter of Fiscal 2021.  The company contributed $1.4 million during the first quarter of Fiscal 2020 to Plan No. 1 in connection with the termination of Plan No. 1, as described above.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Service cost	$299	$265
Interest cost	233	1,423
Expected return on plan assets	(575)	(2,689)
Settlement and curtailment loss	—	116,207
Amortization of prior service cost	18	75
Amortization of net loss	229	1,367
Total net periodic pension cost	$204	$116,648

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Service cost	$103	$87
Interest cost	36	60
Amortization of prior service credit	(1)	(1)
Amortization of net gain	(65)	(92)
Total net periodic postretirement cost	$73	$54

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“Qualified Replacement Plan”) covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Total cost and employer contributions	$9,136	$8,629

18. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 24, 2021 was 24.5% compared to 25.9% for the sixteen weeks ended April 18, 2020.  Discrete tax benefits in the current quarter reduced the effective tax rate in the first quarter. In the first quarter of the prior year discrete tax benefits resulted in an increase to the effective tax rate due to negative earnings before tax. During the sixteen weeks ended April 24, 2021 and April 18, 2020, the primary differences in the effective rate and the statutory rate were state income taxes and windfall tax benefits on stock-based compensation.

During the sixteen weeks ended April 24, 2021, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of April 24, 2021, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 24, 2021, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 24, 2021 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the comparative period presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 24, 2021	April 18, 2020	Disclosure
	(Amounts in thousands)
Business process improvement consulting costs	$4,958	$—	Note 1
Loss on inferior ingredients	122	—	Note 1
Loss on extinguishment of debt	16,149	—	Note 12
Project Centennial consulting costs	—	3,392	Note 3
Legal settlements	—	3,220	Note 14
Pension plan settlement and curtailment loss	—	116,207	Note 17
Other pension plan termination costs	—	133
	$21,229	$122,952

•

Business process improvement costs related to the digital strategy initiative — In the second half of Fiscal 2020, we launched a digital strategy initiative to transform our business systems and processes, which includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” project.  This initiative is further discussed in the “Digital Strategy Initiative” section below.  Costs related to this initiative incurred during the first quarter of Fiscal 2021 totaled $5.0 million and were primarily for consulting costs associated with these activities and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs related to these projects to be approximately $20 million to $25 million for the remainder of Fiscal 2021. There were no costs associated with this project during the sixteen weeks ended April 18, 2020.

•

Loss on inferior ingredients – In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million associated with receiving inferior ingredients used in the production of certain of our gluten-free products in the fourth quarter of Fiscal 2020.  We continue to seek recovery of these losses.

•

Loss on extinguishment of debt – On April 8, 2021, we completed the early redemption of the Company’s $400.0 million of 4.375% senior notes due 2022 (the “ 2022 notes”) with proceeds received from the issuance of the Company’s $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) on March 9, 2021.  We recognized a loss on extinguishment of debt of $16.1 million comprised of a make-whole cash payment of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million.

•

Project Centennial consulting costs — During the second quarter of Fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  The project was completed at the end of Fiscal 2020.  Consulting costs associated with the project during the sixteen weeks ended April 18, 2020 were $3.4 million and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Legal settlements – In the first quarter of Fiscal 2020, we reached an agreement to settle certain distributor-related litigation, including plaintiffs’ attorney fees, in the amount of $3.2 million.  This amount is reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. The settlement was paid early in the second quarter of Fiscal 2020.

•

Pension plan termination – On September 28, 2018, the Board approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  As of March 20, 2020, the company had completed the termination of Plan No. 1 and distributed a portion of the pension plan assets to participants as lump sum payments and transferred the remaining obligations and assets to an insurance company in the form of a nonparticipating group annuity contract.  In the first quarter of Fiscal 2020, the company recognized $116.2 million of non-cash pension termination charges, comprised of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, and an additional $0.1 million of cash charges for other pension termination charges in our Condensed Consolidated Statements of Income.  The settlement amount was revised in the third quarter of Fiscal 2020 and a settlement gain of $7.2 million was recognized.

Additional items affecting comparability:

•

COVID-19 – On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, which led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns at the beginning of the pandemic, we experienced a more favorable shift in sales mix to our branded retail products.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased and the rollout of the COVID-19 vaccinations progresses, our sales have moderated as compared to the first quarter of Fiscal 2020, which included the peak period of demand for our branded retail products.  For additional details on the impact of the COVID-19 pandemic on our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

•

Conversion of our Lynchburg, Virginia bakery to organic production — During the first quarter of Fiscal 2020, we began the conversion of our Lynchburg, Virginia bakery to an all-organic production facility.  We completed the conversion and the bakery resumed production by the end of the third quarter of Fiscal 2020.  The converted facility provides increased production capacity for our Dave’s Killer Bread (“DKB”) products, allowing the company to better serve east coast markets with fresher product and reduce distribution costs.  We incurred start-up costs related to the conversion of approximately $1.7 million during the sixteen weeks ended April 18, 2020, and these costs are included in materials, supplies, labor and other production costs in our Condensed Consolidated Statements of Income.

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the United States (“U.S.”).  Our principal products include breads, buns, rolls, snack cakes, and tortillas and are sold under a variety of brand names, including Nature’s Own, DKB, Wonder, Canyon Bakehouse, Tastykake, and Mrs. Freshley’s.  Our brands are among the best known in the U.S. baking industry. Many of our brands have a major presence in the product categories in which they compete. We manage our business as one operating segment.

Flowers’ strategic priorities include developing our team, focusing on our brands, prioritizing our margins, and proactively seeking smart, disciplined acquisitions in the grain-based foods category.  We believe executing on our strategic priorities will drive future growth and margin expansion and deliver meaningful shareholder value over time allowing us to achieve our long-term financial targets of 1% to 2% sales growth, 4% to 6% EBITDA growth, and 7% to 9% EPS growth.

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is targeting savings in the range of $30 million to $40 million from these activities in Fiscal 2021.  Additionally, we are in the planning phase of our multi-year digital strategy initiative as discussed further below. Currently, the company does not expect COVID-19 to materially impact the foregoing optimization or digital strategy initiatives.

Highlights

•

Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source:  IRI Total US MultiOutlet+C-Store 16 Weeks Ending 4/25/21)

•	Retail sales comprised 78.7% of total sales for the sixteen weeks ended April 24, 2021 and non-retail and other sales comprised 21.3%.
•	We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributors to retail and foodservice customers with access to more than 85% of the U.S. population.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19 on Our Business

We continue to actively monitor the impact of the ongoing COVID-19 pandemic on our business operations, results of operations, and liquidity and our operations may continue to experience volatility due to the continued uncertainty caused by the pandemic, including but not limited to new variants of the COVID-19 virus, new hotspots, the current number of COVID-19 cases, the continued distribution of vaccinations, changes in the global and U.S. economic environment, and changes in pandemic safety policies.

Our sales have moderated in the first quarter of Fiscal 2021 as compared to the significant increase we experienced in the prior year quarter which resulted from unprecedented sales growth for our branded retail products at the start of the COVID-19 pandemic in March of Fiscal 2020 from increased at-home food consumption.  Additionally, at the start of the pandemic, we experienced significant declines in our non-retail sales, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing, but those declines were more than offset by the increase in branded retail sales.  As the pandemic has progressed and mandatory shutdowns and restaurant closures across the U.S. have mostly been lifted (although with capacity restrictions and social distancing requirements commonly still in place), our non-retail sales have begun to recover. While we expect our non-retail sales to continue to recover, we cannot currently estimate the timing and speed at which they will recover or if they will return to levels prior to the pandemic.  Income from operations for the current quarter continued to benefit from the positive mix shift we have experienced during the ongoing pandemic, however, we anticipate income from operations to moderate in future periods as away-from-home dining continues to return to more normal levels.

Although our sales for the current quarter were lower than the prior year quarter, they were still elevated as compared to our historical pre-pandemic trends as we continued to benefit from the positive mix shift to branded retail products during the ongoing pandemic.  As consumer buying patterns continue to normalize, we anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to the unprecedented levels of demand we experienced for our branded retail products caused by the pandemic. However, we cannot currently estimate the magnitude or the timing of this potential impact. Additionally, if there is a significant shift in mix from branded retail to store branded retail products, we expect that our results of operations, including our net sales, earnings and cash flows, could be negatively impacted.  For additional discussion on the impact of the pandemic on our results of operations, refer to the “Results of Operations” section below.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to take steps to preserve adequate liquidity during the ongoing COVID-19 pandemic as further discussed in the “Liquidity and Capital Resources” sections below.  As discussed further in the “Digital Strategy Initiative” section below, we are continuing to move forward with the upgrade of our ERP system and other digital strategy initiatives and do not anticipate the COVID-19 pandemic to materially alter the timing of these initiatives.

Our main focus throughout the pandemic has been and continues to be the health and safety of our employees and independent distributor partners.   We continue to comply with U.S. Centers for Disease Control and Prevention (CDC) recommendations at each of our locations taking steps to mitigate the potential risks to us posed by the virus’s spread and related circumstances and impacts. These procedures and actions include, but are not limited to, monitoring the symptoms of all team members and essential visitors entering our facilities, requiring face coverings, maintaining (where possible) six feet of distance, conducting enhanced cleaning and sanitizing of common areas and frequently touched surfaces, performing additional decontamination of work areas and equipment if there is a confirmed or presumptive case of COVID-19 at a facility, and other considerations.  Certain non-production employees continue to work remotely to minimize contact between personnel.  Non-essential travel and non-essential visitor bans are currently still in place to reduce potential exposure. We continue to educate employees on the benefits of the COVID-19 vaccine and encourage employees to seek vaccination when eligible.  We are developing plans to safely return to an in-person work environment at our non-

production facilities, which may or may not be at the same capacity or level of frequency as prior to the pandemic and is predicated on several factors such as, but not limited to, the availability and widespread distribution of the COVID-19 vaccine, the number of current COVID-19 cases, changes in policies related to pandemic safety measures and compliance in public places, the threat of new COVID-19 variants, and the ability to safely social distance in our existing non-production facilities.

Although we have not had to cease production at any of our bakeries in the current quarter as we have in previous quarters, due to the continued uncertainty of the COVID-19 pandemic, we could experience closures in the future and while other bakeries were able to assist with meeting production needs in these instances in the past, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements.  Additionally, unforeseen disruptions in other areas of our operations, including but not limited to procurement of raw materials, transport of our products, recovery by our foodservice customers, could negatively impact our operations, results of operations, cash flows, and liquidity.

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 3.5% for the sixteen weeks ended April 24, 2021 compared to the same quarter in the prior year.  The prior year period was particularly strong primarily due to the significant rise in demand for our branded retail products at the beginning of the COVID-19 pandemic.  That impact has moderated as shutdowns have eased, most restaurants have reopened, although with capacity restrictions commonly still in place, and COVID-19 vaccinations are being administered.  Additionally, returns of unsold product have increased in the current quarter as compared to the prior year quarter’s exceptionally low rate of returns resulting from stocking-up behaviors which has largely subsided. Our non-retail sales increased as compared to the prior year quarter, although these sales have not returned to pre-pandemic levels.

Income from operations for the sixteen weeks ended April 24, 2021 was $115.1 million compared to $111.9 million in the prior year quarter.   Sales declines and greater investments in marketing in the current quarter were more than offset by the short-term incentive compensation paid in the prior year quarter for appreciation bonuses.  Additionally, the improvement in the current year quarter was due to lower bad debt and depreciation and amortization expenses and the legal settlement in the prior year quarter.

Net income for the sixteen weeks ended April 24, 2021 was $71.7 million compared to a net loss of $5.8 million in the prior year quarter.  The improvement in income from operations in the current year quarter and the $116.2 million non-cash pension plan settlement and curtailment loss in the prior year quarter in connection with the termination of Plan No. 1 resulted in the increase in net income, partially offset by the $16.1 million loss on extinguishment of debt recognized in the current quarter.

During the sixteen weeks ended April 24, 2021, we generated net cash flows from operations of $98.0 million and invested $27.3 million in capital expenditures.  Additionally, we paid $42.5 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million.  On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. During the sixteen weeks ended April 18, 2020, we generated net cash flows from operations of $106.2 million, invested $21.7 million in capital expenditures, paid $40.3 million in dividends to our shareholders and increased our total indebtedness by $203.8 million to ensure future liquidity given the uncertainty caused by the COVID-19 outbreak on global financial markets and economies.

Digital Strategy Initiative

In the second half of Fiscal 2020, we launched a digital strategy initiative to transform how we operate our business.  The primary goals of this new strategic initiative are: (1) enable more agility in our business model, empowering the organization by fundamentally redesigning core business processes and our ways of working; (2) embed digital capabilities where it matters and transform the way we engage with our consumers, our customers and our employees; and (3) modernize and simplify our application and configuration landscape to remove existing roadblocks and support new ways of working. This initiative includes upgrading our information system to a more robust platform, with the new ERP system becoming a key enabler of our business strategies, as well as investments in ecommerce, implementing autonomous planning, and our “bakery of the future” project.

In e-commerce, we strive to become a category leader, engage with the consumer through digital platforms, and support retail partners.  The autonomous planning project encompasses predictive ordering, network modeling, integrated business planning, and supply and demand forecasting, among other areas.  The bakery of the future project involves transforming our current manufacturing processes to apply industry-leading digital manufacturing tools, such as real-time performance management, automation of repetitive processes and performance visualization, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and reduce time to react to changes.

Combined, these digital projects are expected to improve data management and efficiencies while automating many of our processes.  When implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational  efficiencies, and deliver higher-quality, real-time insights to the team, which will in turn support faster, more-informed business decisions.

We completed the initial planning and road mapping phase of this multi-year project as of the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021.  During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project.  Additionally, we have transitioned into the design phase for both the autonomous planning and bakery of the future projects and selected two bakeries for the pilot program for bakery of the future.

We expect the digital strategy initiative will require significant capital investment and expense over the next several years.  To date, these costs have mainly been comprised of consulting costs and we expect these costs to continue throughout the project.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 24, 2021	April 18, 2020	April 24, 2021	April 18, 2020	Dollars	%
Sales	$1,302,168	$1,349,444	100.0	100.0	$(47,276)	(3.5)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	643,576	670,873	49.4	49.7	(27,297)	(4.1)
Selling, distribution and administrative expenses	501,973	522,035	38.5	38.7	(20,062)	(3.8)
Loss on inferior ingredients	122	—	0.0	—	122	NM
Depreciation and amortization	41,386	44,663	3.2	3.3	(3,277)	(7.3)
Income from operations	115,111	111,873	8.8	8.3	3,238	2.9
Other components of net periodic pension and postretirement benefits (credit) expense	(125)	143	(0.0)	0.0	(268)	NM
Pension plan settlement and curtailment loss	—	116,207	—	8.6	(116,207)	NM
Interest expense, net	4,201	3,314	0.3	0.2	887	26.8
Loss on extinguishment of debt	16,149	—	1.2	—	16,149	NM
Income (loss) before income taxes	94,886	(7,791)	7.3	(0.6)	102,677	NM
Income tax expense (benefit)	23,231	(2,019)	1.8	(0.1)	25,250	NM
Net income (loss)	$71,655	$(5,772)	5.5	(0.4)	$77,427	NM
Comprehensive income	$76,756	$94,356	5.9	7.0	$(17,600)	(18.7)

NM	Not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 24, 2021 COMPARED TO SIXTEEN WEEKS ENDED APRIL 18, 2020

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 24, 2021	April 18, 2020	April 24, 2021	April 18, 2020	Dollars	%
Branded retail	$861,354	$890,503	66.1	66.0	$(29,149)	(3.3)
Store branded retail	162,949	190,849	12.5	14.1	(27,900)	(14.6)
Non-retail and other	277,865	268,092	21.4	19.9	9,773	3.6
Total	$1,302,168	$1,349,444	100.0	100.0	$(47,276)	(3.5)

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	3.4
Volume	(6.9)
Total percentage change in sales	(3.5)

Sales decreased quarter over quarter mainly due to cycling the significant rise in demand for our branded retail products experienced at the start of the COVID-19 pandemic resulting from consumers shifting to mostly at-home consumption, partially offset by positive price/mix.  This increased demand in the prior year quarter more than offset the significant decline in foodservice sales during that time.  As the pandemic has progressed, our sales have moderated as shutdowns have eased, most restaurants have reopened (although with capacity restrictions and social distancing requirements commonly still in place), and the COVID-19 vaccinations, which became available in the current quarter, continue to be administered.  Additionally, returns of unsold product have increased in the current quarter as compared to the prior year quarter’s exceptionally low rate of returns resulting from stocking-up behaviors which has largely subsided.  The promotional environment has remained relatively stable in the first quarter of Fiscal 2021 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded retail sales decreased quarter over quarter due to difficult prior year comparisons caused by unprecedented demand for these products from increased at-home consumption, which included stocking-up behaviors at the onset of the COVID-19 pandemic as discussed above.  Sales of our branded traditional loaf breads experienced the largest declines as we focused production on these items in the prior year quarter to quickly meet heightened customer demand, however, current quarter sales were still elevated as compared to our historical pre-pandemic levels.  Partially offsetting the branded retail sales decline, were continued increases in sales of our DKB and Canyon Bakehouse branded products. The decrease in store branded retail sales resulted from volume declines for store branded breads, buns and rolls as consumers have continued to shift to branded retail products.  Sales of our store branded retail products had been declining prior to the pandemic and we have experienced an acceleration of this trend during the pandemic due to growth in e-commerce sales, combined with successfully executing our strategy to prioritize a more favorable sales mix of branded retail sales.  During the current quarter, we continued to make marketing investments to target e-commerce sales. Non-retail sales have begun to recover compared to the significant declines experienced in the prior year quarter due to restaurant closings and shutdowns, although these sales have not returned to the pre-pandemic levels.

As consumer buying patterns continue to normalize, we anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to the unprecedented levels of demand we experienced for our branded retail products caused by the pandemic. However, we cannot currently estimate the magnitude or the timing of this potential impact. Furthermore, Fiscal 2021 is comprised of fifty-two weeks as compared to fifty-three weeks for Fiscal 2020 which will impact the year over year sales comparison in the fourth quarter and for the full year. If we experience a significant shift in mix away from branded retail products to store branded retail products, we expect that our results of operations, including our net sales, earnings and cash flows, could be negatively impacted.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 24, 2021 % of Sales	April 18, 2020 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	27.5	27.1	0.4
Workforce-related costs	14.8	15.0	(0.2)
Other	7.1	7.6	(0.5)
Total	49.4	49.7	(0.3)

Costs as a percent of sales were lower quarter over quarter as the ongoing COVID-19 pandemic continued to drive positive shifts in mix from store-branded retail products to branded retail products, partially offset by increased product returns in the current quarter and lower production volumes.  Additionally, the prior year quarter included $4.1 million of short-term incentive compensation and $1.7 million of start-up costs related to the conversion of our Lynchburg, Virginia facility to an organic bakery and these costs were largely workforce-related.  We completed the bakery conversion at the end of the third quarter of Fiscal 2020.  The decline in workforce-related costs was partially offset by significantly lower production volumes quarter over quarter.  Ingredient and packaging costs increased as a percent of sales due to an increase in product returns, discussed above, combined with reduced outside purchases of product (sales with no associated ingredient costs) and rising commodity prices.  The Other line item reflects the decrease in outside purchases of product as well as improved manufacturing efficiencies in the current quarter including in our cake operations.

Commodities, such as those used for our baking ingredients and packaging materials, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities markets are currently experiencing significant volatility. Ingredient and packaging costs are expected to be volatile to us for the remainder of Fiscal 2021. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 24, 2021 % of Sales	April 18, 2020 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.7	11.5	0.2
Distributor distribution fees	15.0	15.5	(0.5)
Other	11.8	11.7	0.1
Total	38.5	38.7	(0.2)

Workforce-related costs increased as a percent of sales primarily due to sales declines quarter over quarter and higher stock-based compensation expense, partially offset by $2.1 million of short-term incentive compensation in the prior year quarter. Distributor distribution fees decreased as a percent of sales primarily due to the shift in sales mix which resulted in a smaller portion of our sales being made through IDPs.  The increase in the Other line in the table above reflects lower sales and increased marketing investments in the current quarter and business process improvement consulting costs incurred during the quarter of $5.0 million associated with ongoing digital strategy initiatives.  These items were mostly offset by $3.4 million of consulting costs associated with Project Centennial and $3.2 million of legal settlements in the prior year quarter, both of which are discussed in the “Matters Affecting Comparability” section above, and additional bad debt allowances recorded for our foodservice customers in the prior year quarter of $2.7 million.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Loss on Inferior Ingredients

In the fourth quarter of Fiscal 2020, we incurred losses related to receiving inferior ingredients associated with the production of certain of our gluten-free products and in the first quarter of Fiscal 2021, we incurred an additional $0.1 million of costs as discussed in the “Matter Affecting Comparability” section above.

Depreciation and Amortization Expense

Depreciation and amortization expense was lower in dollars and as a percent of sales primarily due to a change in the contractual terms with a transportation entity that transports a significant portion of our fresh bakery products no longer qualifying for treatment as an embedded lease as of the end of Fiscal 2020 and to a lesser extent, other property, plant, and equipment becoming fully depreciated in the second half of Fiscal 2020.

Income from Operations

Income from operations increased as a percent of sales for the sixteen weeks ended April 24, 2021 compared to the sixteen weeks ended April 18, 2020 mostly due to decreases in production costs and selling, distribution and administrative expenses in the current quarter, as discussed above.

Pension Plan Settlement and Curtailment Loss

We recognized $116.2 million of non-cash pension plan termination charges in the prior year quarter composed of a settlement charge of $111.9 million and a curtailment loss of $4.3 million as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense (exclusive of the portion related to the loss on extinguishment of debt discussed below) for the current quarter increased as compared to the prior year quarter in dollars and as a percent of sales due to the issuance of the 2031 notes on March 9, 2021 prior to the redemption of the outstanding 2022 notes on April 8, 2021 and sales declines quarter over quarter.

Loss on Extinguishment of Debt

We completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of  $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense (Benefit)

The effective tax rate for the sixteen weeks ended April 24, 2021 was 24.5% compared to 25.9% in the prior year quarter.  The decrease in the rate quarter over quarter was primarily due to the relative impact of windfalls related to the vesting of employee stock compensation awards.  Discrete tax benefits in the prior year quarter resulted in an increase to the tax rate due to negative earnings before tax.  For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation. The American Rescue Plan Act (ARP Act) and Consolidated Appropriations Act, 2021 (CAA Act) enacted on March 11, 2021 and December 27, 2020 did not have a material impact on the effective tax rate for the first quarter of Fiscal 2021 and there is no anticipated material impact on the effective tax rate in future periods.  As discussed in the “Liquidity and Capital Resources” section below, in the prior year the company deferred certain tax payments to future periods under the CARES Act.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from recognizing the pension settlement and curtailment loss in earnings in the prior year quarter in conjunction with the pension plan termination, net of changes in the fair value of derivatives and the increase in net earnings quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy and Update on Impact of COVID-19

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths.  Furthermore, we strive to maintain a conservative financial position as we believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategic priorities, including our digital strategy initiatives;
•	paying dividends to our shareholders;

•	maintaining a conservative financial position;
•	making strategic acquisitions; and
•	repurchasing shares of our common stock.

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the sixteen weeks ended April 24, 2021, the COVID-19 pandemic could significantly impact our ability to generate future cash flows and we continue to evaluate various potential COVID-19-related business risks.  Those potential risks include the possibility of future economic downturns which could result in a significant shift away from our branded retail products to store branded products, foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

In light of the potential risks associated with the ongoing pandemic, the company has taken actions to safeguard its capital position.  We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations.  The situation surrounding COVID-19 remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company had total available liquidity of $921.3 million as of April 24, 2021, consisting of cash on hand and the available balances under our credit facility and the facility.

Liquidity Discussion for the Sixteen Weeks Ended April 24, 2021 and April 18, 2020

Cash and cash equivalents were $250.6 million at April 24, 2021 compared to $307.5 million at January 2, 2021, a decrease of $56.9 million, but significantly higher than historical pre-pandemic levels. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 24, 2021	April 18, 2020	Change
Cash provided by operating activities	$97,995	$106,185	$(8,190)
Cash disbursed for investing activities	(19,117)	(16,817)	(2,300)
Cash (disbursed for) provided by financing activities	(135,784)	152,271	(288,055)
Total change in cash	$(56,906)	$241,639	$(298,545)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020	Change
Depreciation and amortization	$41,386	$44,663	$(3,277)
Loss reclassified from accumulated other comprehensive income to net income	75	503	(428)
Allowances for accounts receivable	1,779	6,340	(4,561)
Stock-based compensation	7,182	3,894	3,288
Deferred income taxes	4,066	(29,605)	33,671
Pension and postretirement plans cost	277	116,702	(116,425)
Other non-cash items	1,073	1,154	(81)
Net non-cash adjustment to net income	$55,838	$143,651	$(87,813)

•	The change in deferred income taxes was primarily due to the termination of Plan No. 1 in the first quarter of Fiscal 2020.

•

Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.7 million related to the write-off of unamortized costs upon the early redemption of the 2022 notes in the first quarter of Fiscal 2021) and gains or losses on the sale of assets.

•	Refer to the Pension plan termination discussion in the “Matters Affecting Comparability” section above for additional information regarding the change in pension and postretirement plans cost.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020	Change
Changes in accounts receivable, net	$1,761	$(61,630)	$63,391
Changes in inventories, net	(3,297)	(9,238)	5,941
Changes in hedging activities, net	6,172	(7,933)	14,105
Changes in other assets and accrued liabilities, net	(45,456)	21,210	(66,666)
Changes in accounts payable, net	11,322	27,322	(16,000)
Qualified pension plan contributions	—	(1,425)	1,425
Net changes in working capital and pension plan contributions	$(29,498)	$(31,694)	$2,196

•

Changes in accounts receivable, inventories, and accounts payable were mainly attributable to the significant rise in demand for our products in the prior year quarter at the start of the COVID-19 pandemic.

•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances and prepaid assets year over year.  Changes in employee compensation and legal accruals and changes in income taxes payable resulted in the change in other accrued liabilities.  Under the CARES Act, we were able to defer Federal income tax payments in the first quarter of Fiscal 2020 which were subsequently paid in the second quarter of Fiscal 2020.  During the first quarter of Fiscal 2021 and Fiscal 2020, we paid $64.6 million and $18.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $0.4 million and $0.2 million was paid during the first quarter of Fiscal 2021 and Fiscal 2020, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 24, 2021, we paid $8.7 million of legal settlements, all of which had been accrued for in prior periods.  Under the CARES Act, the company deferred approximately $30.0 million of the employer share of the Social Security tax for the period from the beginning of the second quarter of Fiscal 2020 through December 31, 2020, of which $15.0 million will be paid by December 31, 2021 and the remaining amount by December 31, 2022.

•

During the sixteen weeks ended April 18, 2020, the company transferred $6.4 million in cash to Plan No.1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases, made up of a $1.4 million cash contribution and an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million.  In the third quarter of Fiscal 2020, the company finalized its group annuity contract for Plan No. 1 and reversed the $6.4 million cash contribution since the cash was no longer needed to sufficiently cover the obligations of the transaction.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020	Change
Purchases of property, plant, and equipment	$(27,278)	$(21,700)	$(5,578)
Principal payments from notes receivable, net of repurchases of independent distributor territories	5,252	4,021	1,231
Proceeds from sale of property, plant and equipment	2,159	862	1,297
Other	750	—	750
Net cash disbursed for investing activities	$(19,117)	$(16,817)	$(2,300)

•	We currently anticipate capital expenditures of $140 million to $150 million for Fiscal 2021 (inclusive of expenditures for the ERP upgrade and related digital strategy initiatives).

Cash Flows (Disbursed for) Provided by Financing Activities. The table below presents net cash (disbursed for) provided by financing activities for the sixteen weeks ended April 24, 2021 and April 18, 2020, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 24, 2021	April 18, 2020	Change
Dividends paid	$(42,503)	$(40,286)	$(2,217)
Payment of financing fees	(3,522)	—	(3,522)
Stock repurchases	(1,058)	(783)	(275)
Change in bank overdrafts	(6,420)	(3,530)	(2,890)
Payment of contingent consideration	—	(4,700)	4,700
Net change in debt obligations	(81,858)	203,750	(285,608)
Payments on financing leases	(423)	(2,180)	1,757
Net cash (disbursed for) provided by financing activities	$(135,784)	$152,271	$(288,055)

•	Our Board of Directors declared the following quarterly dividend during the sixteen weeks ended April 24, 2021 (amounts in thousands, except per share data):
Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 19, 2021	March 5, 2021	March 19, 2021	$0.2000	$42,340

Additionally, we paid dividends of $0.2 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.  The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year quarter.  While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•	We paid financing costs associated with the issuance of the 2031 notes in the first quarter of Fiscal 2021.
•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 24, 2021, we repurchased 46,618 shares of our common stock for $1.1 million under a share repurchase plan approved by our Board of Directors.  These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon Bakehouse acquisition completed at the end of Fiscal 2018.
•	See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 24, 2021 and January 2, 2021, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 24, 2021	January 2, 2021	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$492,696	—	Fixed Rate	2031
2026 notes	396,881	396,705	Fixed Rate	2026
2022 notes	—	399,398
Credit facility	—	50,000	Variable Rate	2022
Accounts receivable securitization facility	—	114,000	Variable Rate	2022
Right-of-use lease obligations	360,118	345,762		2041
	1,249,695	1,305,865
Less: Current maturities of long-term debt and right- of-use lease obligations	(51,245)	(51,908)
Long-term debt and right-of-use lease obligations	$1,198,450	$1,253,957

Total stockholders' equity
Total stockholders' equity	$1,413,371	$1,372,994

On March 9, 2021, the company issued $500.0 million of senior notes with a maturity date of March 15, 2031.  The company pays semiannual interest on the 2031 notes on each March 15 and September 15 and the notes bear interest at 2.400% per annum.  The net proceeds received of $494.3 million (before expenses and net of debt discount at issuance of $2.4 million and underwriting discount of $3.3 million) from the issuance of the 2031 notes were used for the early redemption of the outstanding 2022 notes and repayments on the facility and the credit facility. The early redemption of the 2022 notes resulted in cash payments of $415.4 million (inclusive of a make-whole amount of $15.4 million) which is classified as a financing cash outflow in the Condensed Consolidated Statement of Cash Flows.  We recognized a loss on extinguishment of debt of $16.1 million comprised of the make-whole cash payment of $15.4 million and non-cash charges of $0.7 million for the write-off of unamortized debt discount and debt issuance costs.

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, both the facility and credit facility were repaid with proceeds from the issuance of the 2031 notes and cash flows from operations.  We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to the ongoing COVID-19 pandemic.  The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 24, 2021:

	Amount Available	For the Sixteen Weeks Ended April 24, 2021
	for Withdrawal at	Highest	Lowest
Facility	April 24, 2021	Balance	Balance
	(Amounts in thousands)
The facility	$179,100	$114,000	$—
The credit facility (1)	491,600	50,000	—
	$670,700

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the sixteen weeks ended April 24, 2021, the company did not make any revolving borrowings and repaid $50.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The facility and the credit facility are variable rate debt.  In periods of rising interest rates, the cost of using the facility and the credit facility will become more expensive and increase our interest expense.  Therefore, any borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase, it will make the cost of funds more expensive.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 24, 2021, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR and sufficient LIBOR successor rate provisions to cover the discontinuance of LIBOR.  The company continues to monitor the progression of LIBOR discontinuation and the recommendation for an alternative interest rate benchmark.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 24, 2021, 0.05 million shares, at a cost of $1.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 24, 2021, 68.4 million shares, at a cost of $644.0 million, have been repurchased.

Off-Balance Sheet Arrangements

At April 24, 2021, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 24, 2021, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $19.7 million, based on quoted market prices.  Of this amount, approximately $17.3 million relates to instruments that will be utilized in Fiscal 2021 and $2.4 million in Fiscal 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 24, 2021, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $9.0 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended April 24, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

The information presented below supplements the risk factors set forth in the Form 10-K.  In addition to the risk factor set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding other factors that could affect the company’s results of operations, financial condition and liquidity.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us.  The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.

A disruption in the operation of our DSD distribution system could negatively affect our results of operations, financial condition and cash flows.

A material negative change in our relationship with the independent distributors could negatively affect our business. Such changes could result from litigation or one or more adverse rulings by courts or regulatory or governmental bodies in any of the jurisdictions in which we operate regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributors, or an adverse judgment against the company for actions taken by the independent distributors. In addition, these changes could result from regulatory developments based on the manner in which the U.S. Department of Labor applies the Fair Labor Standards Act. Any of these developments could materially and negatively affect our financial condition, results of operations and cash flows.

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

During the sixteen weeks ended April 24, 2021, 0.05 million shares, at a cost of $1.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through April 24, 2021, 68.4 million shares, at a cost of $644.0 million, have been repurchased.  The company currently has 6.1 million shares remaining available for repurchase under the share repurchase plan.  The table below sets forth the amounts of common stock repurchased by the company during the sixteen weeks ended April 24, 2021 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2021 — January 30, 2021	47	*	22.70	47	*	6,109
January 31, 2021 — February 27, 2021	—		—	—		6,109
February 28, 2021 — March 27, 2021	—		—	—		6,109
March 28, 2021 — April 24, 2021	—		—	—		6,109
Total	—		—	—		6,109
	47			47

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

Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated March 9, 2021 (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021, File No. 1-16247).

4.2		—	Form of 2.400% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021, File No. 1-16247).
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended April 24, 2021.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended April 24, 2021 has been formatted in Inline XBRL.

*	Filed herewith

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

Date: May 20, 2021