Form 10-Q
period 2021-07-17
FLOWERS FOODS INC
filed 2021-08-12
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 17, 2021

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

As of August 6, 2021, the registrant had 211,754,152 shares of common stock, $0.01 par value per share, outstanding.

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

•

the ultimate impact of the COVID-19 outbreak and measures taken in response thereto, including additional variants of the virus and the efficacy and distribution of vaccines, on our business, results of operations and financial condition, which are highly uncertain and are difficult to predict;

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

•	increasing legal complexity and legal proceedings that we are or may become subject to;
•	labor shortages and turnover or increases in employee and employee-related costs;
•	the credit, business, and legal risks associated with independent distributors and customers, which operate in the highly competitive retail food and foodservice industries;
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 17, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$292,270	$307,476
Accounts and notes receivable, net of allowances of $17,298 and $15,162, respectively	303,893	300,001
Inventories, net:
Raw materials	46,400	48,977
Packaging materials	24,161	20,744
Finished goods	56,282	55,508
Inventories, net	126,843	125,229
Spare parts and supplies	67,662	68,108
Other	49,304	37,389
Total current assets	839,972	838,203
Property, plant and equipment, net:
Property, plant and equipment, gross	2,082,010	2,033,532
Less: accumulated depreciation	(1,380,373)	(1,334,139)
Property, plant and equipment, net	701,637	699,393
Financing lease right-of-use assets	4,503	5,419
Operating lease right-of-use assets	340,584	328,712
Notes receivable from independent distributor partners	166,020	176,412
Assets held for sale	7,389	5,641
Other assets	10,926	9,081
Goodwill	545,244	545,244
Other intangible assets, net	709,651	714,918
Total assets	$3,325,926	$3,323,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	—	—
Current maturities of financing leases	1,815	1,769
Current maturities of operating leases	53,784	50,139
Accounts payable	266,688	225,918
Other accrued liabilities	187,480	226,279
Total current liabilities	509,767	504,105

Noncurrent long-term debt	889,878	960,103
Noncurrent financing lease obligations	2,725	3,590
Noncurrent operating lease obligations	300,347	290,264
Total long-term debt and right-of-use lease liabilities	1,192,950	1,253,957
Other liabilities:
Postretirement/post-employment obligations	9,693	10,049
Deferred taxes	134,557	128,259
Other long-term liabilities	53,829	53,659
Total other long-term liabilities	198,079	191,967
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,976,284 shares and 17,126,261 shares, respectively	(223,875)	(225,405)
Capital in excess of par value	669,051	659,682
Retained earnings	973,065	932,094
Accumulated other comprehensive income	6,690	6,424
Total stockholders’ equity	1,425,130	1,372,994
Total liabilities and stockholders’ equity	$3,325,926	$3,323,023

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Sales	$1,017,309	$1,025,861	$2,319,477	$2,375,305
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	504,062	506,033	1,147,638	1,176,906
Selling, distribution and administrative expenses	407,707	396,904	909,680	918,939
Depreciation and amortization	31,619	33,180	73,005	77,843
Loss on inferior ingredients	—	—	122	—
Restructuring and related impairment charges	—	10,535	—	10,535
Income from operations	73,921	79,209	189,032	191,082
Interest expense	6,556	9,001	18,237	20,640
Interest income	(5,486)	(6,132)	(12,966)	(14,457)
Loss on extinguishment of debt	—	—	16,149	—
Pension plan settlement and curtailment loss	—	—	—	116,207
Other components of net periodic pension and postretirement benefits (credit) expense	(93)	(72)	(218)	71
Income before income taxes	72,944	76,412	167,830	68,621
Income tax expense	16,586	18,493	39,817	16,474
Net income	$56,358	$57,919	$128,013	$52,147
Net income per common share:
Basic:
Net income per common share	$0.27	$0.27	$0.60	$0.25
Weighted average shares outstanding	211,932	211,780	211,908	211,766
Diluted:
Net income per common share	$0.26	$0.27	$0.60	$0.25
Weighted average shares outstanding	213,056	212,284	212,897	212,192
Cash dividends paid per common share	$0.2100	$0.2000	$0.4100	$0.3900

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net income	$56,358	$57,919	$128,013	$52,147
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	—	—	—	86,865
Net loss for the period	—	—	—	15,693
Amortization of prior service cost included in net income	9	9	22	64
Amortization of actuarial loss included in net income	92	43	215	996
Pension and postretirement plans, net of tax	101	52	237	103,618
Derivative instruments:
Net change in fair value of derivatives	(4,342)	(3,358)	403	(7,207)
(Gain) loss reclassified to net income	(594)	664	(374)	1,075
Derivative instruments, net of tax	(4,936)	(2,694)	29	(6,132)
Other comprehensive (loss) income, net of tax	(4,835)	(2,642)	266	97,486
Comprehensive income	$51,523	$55,277	$128,279	$149,633

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 17, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at April 24, 2021	228,729,585	$199	$664,981	$961,246	$11,525	(17,029,750)	$(224,580)	$1,413,371
Net income				56,358				56,358
Derivative instruments, net of tax					(4,936)			(4,936)
Pension and postretirement plans, net of tax					101			101
Amortization of share-based compensation awards			4,775					4,775
Issuance of deferred compensation			(147)			11,166	147	—
Issuance of deferred stock awards			(558)			42,300	558	—
Dividends paid on vested share-based payment awards				(71)				(71)
Dividends paid — $0.2100 per common share				(44,468)				(44,468)
Balances at July 17, 2021	228,729,585	$199	$669,051	$973,065	$6,690	(16,976,284)	$(223,875)	$1,425,130

	For the Twenty-Eight Weeks Ended July 17, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				128,013				128,013
Derivative instruments, net of tax					29			29
Pension and postretirement plans, net of tax					237			237
Amortization of share-based compensation awards			11,957					11,957
Issuance of deferred compensation			(154)			11,712	154	—
Time-based restricted stock units issued (Note 16)			(1,798)			136,652	1,798	—
Issuance of deferred stock awards			(636)			48,231	636	—
Stock repurchases						(46,618)	(1,058)	(1,058)
Dividends paid on vested share-based payment awards				(234)				(234)
Dividends paid — $0.4100 per common share				(86,808)				(86,808)
Balances at July 17, 2021	228,729,585	$199	$669,051	$973,065	$6,690	(16,976,284)	$(223,875)	$1,425,130

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 11, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 29, 2018	228,729,585	$199	$651,258	$900,988	$(5,892)	(17,167,036)	$(225,942)	$1,320,611
Net income				57,919				57,919
Derivative instruments, net of tax					(2,694)			(2,694)
Pension and postretirement plans, net of tax					52			52
Amortization of share-based compensation awards			2,942					2,942
Issuance of deferred compensation			(29)			2,171	29	—
Issuance of deferred stock awards			(499)			37,945	499	—
Dividends paid on vested share-based payment awards				(22)				(22)
Dividends paid — $0.2000 per common share				(42,320)				(42,320)
Balances at July 11, 2020	228,729,585	$199	$653,672	$916,565	$(8,534)	(17,126,920)	$(225,414)	$1,336,488

	For the Twenty-Eight Weeks Ended July 11, 2020
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 29, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net income				52,147				52,147
Derivative instruments, net of tax					(6,132)			(6,132)
Pension and postretirement plans, net of tax					103,618			103,618
Amortization of share-based compensation awards			6,836					6,836
Issuance of deferred compensation			(30)			2,284	30	—
Performance-contingent restricted stock awards issued (Note 16)			(975)			74,204	975	—
Issuance of deferred stock awards			(651)			49,539	651	—
Stock repurchases						(37,433)	(783)	(783)
Dividends paid on vested share-based payment awards				(109)				(109)
Dividends paid — $0.3900 per common share				(82,519)				(82,519)
Balances at July 11, 2020	228,729,585	$199	$653,672	$916,565	$(8,534)	(17,126,920)	$(225,414)	$1,336,488

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$128,013	$52,147
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	—	9,270
Stock-based compensation	11,957	6,836
(Gain) loss reclassified from accumulated other comprehensive income to net income	(602)	1,355
Depreciation and amortization	73,005	77,843
Deferred income taxes	6,208	(30,079)
Provision for inventory obsolescence	614	651
Allowances for accounts receivable	3,579	9,245
Pension and postretirement plans cost	486	116,892
Other	1,357	1,500
Qualified pension plan contributions	—	(1,425)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,949)	(49,803)
Inventories, net	(2,228)	1,097
Hedging activities, net	1,135	(7,279)
Accounts payable	39,814	18,615
Other assets and accrued liabilities	(32,959)	68,929
NET CASH PROVIDED BY OPERATING ACTIVITIES	223,430	275,794
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58,270)	(46,594)
Proceeds from sale of property, plant and equipment	2,411	1,452
Repurchase of independent distributor territories	(2,816)	(1,749)
Acquisition of trademarks	(10,200)	—
Cash paid at issuance of notes receivable	(5,541)	(5,057)
Principal payments from notes receivable	16,413	16,101
Other investing activities	1,032	68
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(56,971)	(35,779)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(87,042)	(82,628)
Stock repurchases	(1,058)	(783)
Change in bank overdrafts	(6,160)	(1,986)
Proceeds from debt borrowings	497,570	480,100
Debt obligation payments	(579,428)	(337,600)
Contingent consideration payments	—	(4,700)
Payments on financing leases	(866)	(3,900)
Payments for financing fees	(4,681)	—
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(181,665)	48,503
Net (decrease) increase in cash and cash equivalents	(15,206)	288,518
Cash and cash equivalents at beginning of period	307,476	11,044
Cash and cash equivalents at end of period	$292,270	$299,562

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 2, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021 (the “Form 10-K”).

COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic change in consumer buying patterns at the beginning of the COVID-19 pandemic, we experienced a more favorable shift in sales mix to our branded retail products due to increased at-home consumption of food products.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased and COVID-19 vaccines are now widely available in the U.S., our sales have moderated as compared to the first half of Fiscal 2020, which included the peak period of demand for our branded retail products.

In light of COVID-19, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) and used the net proceeds to redeem in full the $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”), extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $663.1 million of remaining availability on our debt facilities as of July 17, 2021, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2021 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 24, 2021 (sixteen weeks), second quarter ended July 17, 2021 (twelve weeks), third quarter ending October 9, 2021 (twelve weeks) and fourth quarter ending January 1, 2022 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
	(% of Sales)		(% of Sales)
Total	21.8	21.6	21.5	21.4

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 22.2% and 18.8%, on a consolidated basis, as of July 17, 2021 and January 2, 2021, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS – In the second half of Fiscal 2020, we launched a digital strategy initiative to transform our business systems and processes.  This includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives.  Costs incurred totaled $13.2 million and $18.2 million for the twelve and twenty-eight weeks end July 17, 2021, respectively.  These costs were primarily for consulting costs associated with these activities and are recognized in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.  There were no costs associated with these initiatives during the twenty-eight weeks ended July 11, 2020.

LOSS ON INFERIOR INGREDIENTS – In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million associated with receiving inferior ingredients used in the production of certain of our gluten-free products in the fourth quarter of Fiscal 2020.  There were no costs incurred during the second quarter of Fiscal 2021.  We continue to seek recovery of these losses.

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

3. RESTRUCTURING ACTIVITIES

In Fiscal 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  The project was completed at the end of Fiscal 2020, and final payments related to the restructuring activities were paid during the first quarter of Fiscal 2021.  The table below presents the components of costs associated with Project Centennial and the consulting and third-party implementation costs related to the project for the twelve and twenty-eight weeks ended July 11, 2020 (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 11, 2020
Restructuring and related impairment charges:
Impairment of trademark	$4,636	$4,636
Impairment of property, plant and equipment	4,634	4,634
Employee termination benefits	1,265	1,265
Restructuring and related impairment charges (1)	10,535	10,535
Project Centennial consulting costs (2)	5,584	8,976
Total Project Centennial restructuring and implementation costs	$16,119	$19,511
(1)	Presented on our Condensed Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the twenty-eight weeks ended July 17, 2021 and July 11, 2020 (amounts in thousands):

	VSIP	RIF	Employee Termination Benefits(1)	Total
Liability balance at January 2, 2021	$1,036	$472	$—	$1,508
Charges	—	—	—	—
Cash payments	(1,036)	(472)	—	(1,508)
Liability balance (3) at July 17, 2021	$—	$—	$—	$—

	VSIP	RIF	Employee Termination Benefits(1)	Total
Liability balance at December 28, 2019	$174	$—	$1,450	$1,624
Charges	1,265	—	—	1,265
Cash payments	(174)	—	(1,223)	(1,397)
Liability balance (2) at July 11, 2020	$1,265	$—	$227	$1,492

(1)	Employee termination benefits are not related to the VSIP.
(2)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Lease modifications and renewals	$3,377	$4,266	$37,702	$6,821
Lease impairments	$—	$—	$—	$90
Lease terminations	$2,337	—	$2,654	—

The lease modifications and renewals include $28.9 million related to a five year extension for a freezer storage lease executed during the first quarter of Fiscal 2021.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twenty-eight weeks ended July 17, 2021 and July 11, 2020 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Lease cost:
Amortization of right-of-use assets	$409	$1,726	$951	$4,029
Interest on lease liabilities	38	201	92	487
Operating lease cost	16,263	16,552	37,696	38,681
Short-term lease cost	550	556	1,501	1,152
Variable lease cost	6,066	5,223	12,952	13,035
Total lease cost	$23,326	$24,258	$53,192	$57,384

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$92	$487
Operating cash flows from operating leases	$35,710	$40,567
Financing cash flows from financing leases	$866	$3,900
Right-of-use assets obtained in exchange for new financing lease liabilities	$37	$43
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,796	$6,957

Weighted-average remaining lease term (years):
Financing leases	2.6
Operating leases	8.9
Weighted-average IBR (percentage):
Financing leases	3.5
Operating leases	3.9

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of July 17, 2021 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2021	$33,412	$958
2022	59,670	1,756
2023	55,627	1,896
2024	47,408	115
2025	45,628	10
2026 and thereafter	184,484	—
Total minimum lease payments	426,229	4,735
Less: amount of lease payments representing interest	(72,098)	(195)
Present value of future minimum lease payments	354,131	4,540
Less: current obligations under leases	(53,784)	(1,815)
Long-term lease obligations	$300,347	$2,725

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 17, 2021	July 11, 2020	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$(33)	Interest expense
Commodity contracts	677	(852)	Cost of sales, Note 3
Total before tax	792	(885)	Total before tax
Tax (expense) benefit	(198)	221	Income tax expense
Total net of tax	594	(664)	Net of tax
Pension and postretirement plans:
Prior-service costs	(12)	(12)	Note 1
Actuarial losses	(123)	(57)	Note 1
Total before tax	(135)	(69)	Total before tax
Tax benefit	34	17	Income tax expense
Total net of tax	(101)	(52)	Net of tax
Total reclassifications	$493	$(716)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 17, 2021	July 11, 2020	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$(104)	$(77)	Interest expense
Commodity contracts	602	(1,355)	Cost of sales, Note 3
Total before tax	498	(1,432)	Total before tax
Tax (expense) benefit	(124)	357	Income tax expense
Total net of tax	374	(1,075)	Net of tax
Pension and postretirement plans:
Prior-service credits	(29)	(86)	Note 1
Settlement loss	—	(116,207)	Note 1
Actuarial losses	(287)	(1,332)	Note 1
Total before tax	(316)	(117,625)	Total before tax
Tax benefit	79	29,700	Income tax expense
Total net of tax	(237)	(87,925)	Net of tax
Total reclassifications	$137	$(89,000)	Net of tax

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

During the twenty-eight weeks ended July 17, 2021, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424
Other comprehensive income before reclassifications	403	—	403
Reclassified to earnings from AOCI	(374)	237	(137)
AOCI at July 17, 2021	$13,101	$(6,411)	$6,690

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

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020
Gross gain (loss) reclassified from AOCI into net income	$602	$(1,355)
Tax (expense) benefit	(150)	339
Net of tax	$452	$(1,016)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 17, 2021 and January 2, 2021, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 17, 2021	January 2, 2021
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	582,551	587,818
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,254,895	$1,260,162

As of July 17, 2021 and January 2, 2021, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 17, 2021			January 2, 2021
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,114	$71,366	$405,748	$466,915	$64,426	$402,489
Customer relationships	318,021	144,100	173,921	318,021	135,068	182,953
Non-compete agreements	5,154	5,055	99	5,154	5,034	120
Distributor relationships	4,123	3,271	852	4,123	3,123	1,000
Distributor routes held and used	2,233	302	1,931	1,377	121	1,256
Total	$806,645	$224,094	$582,551	$795,590	$207,772	$587,818

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 17, 2021	$7,079
For the twelve weeks ended July 11, 2020	$7,115
For the twenty-eight weeks ended July 17, 2021	$16,322
For the twenty-eight weeks ended July 11, 2020	$16,658

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2021	$14,723
2022	$31,461
2023	$30,580
2024	$29,884
2025	$29,176

The company acquired trademarks for $10.2 million during the second quarter of Fiscal 2021.  These trademarks are being amortized over their estimated useful life.

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 17, 2021 and January 2, 2021. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes receivable is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 3,900 IDPs’ distribution rights as of July 17, 2021 and 4,000 as of January 2, 2021, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 17, 2021	$5,486
For the twelve weeks ended July 11, 2020	$6,132
For the twenty-eight weeks ended July 17, 2021	$12,966
For the twenty-eight weeks ended July 11, 2020	$14,457

At July 17, 2021 and January 2, 2021, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 17, 2021	January 2, 2021
Distributor notes receivable	$194,969	$204,839
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(28,949)	(28,427)
Long-term portion of distributor notes receivable	$166,020	$176,412

At July 17, 2021 and January 2, 2021, respectively, the company has evaluated the collectability of the distributor notes receivable and determined that a reserve is not necessary. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 17, 2021 is presented below. The fair value of the company’s 2031 notes and 3.500% senior notes due 2026 (“2026 notes”), as discussed in Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$492,866	$505,390	2
2026 notes	$397,012	$434,084	2

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

As of July 17, 2021, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$11,344	$—	$—	$11,344
Other long-term	2,276	—	—	2,276
Total	13,620	—	—	13,620

Liabilities:
Other current	—	—	—	—
Other long-term	—	—	—	—
Total	—	—	—	—
Net Fair Value	$13,620	$—	$—	$13,620

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2022. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 17, 2021 and January 2, 2021, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 17, 2021		January 2, 2021		July 17, 2021		January 2, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$11,344	Other current assets	$16,684	Other accrued liabilities	$—	Other accrued liabilities	$5
Commodity contracts	Other assets	2,276	Other assets	731	Other long-term liabilities	—	Other long-term liabilities	83
Total		$13,620		$17,415		$—		$88

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 17, 2021	July 11, 2020	into Income (Effective Portion)(2)	July 17, 2021	July 11, 2020
Interest rate contracts	$—	$—	Interest expense	$86	$(25)
Commodity contracts	(4,342)	(3,358)	Production costs(3)	508	(639)
Total	$(4,342)	$(3,358)		$594	$(664)

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 17, 2021	July 11, 2020	into Income (Effective Portion)(2)	July 17, 2021	July 11, 2020
Interest rate contracts	$2,927	$—	Interest expense	$(78)	$(58)
Commodity contracts	(2,524)	(7,207)	Production costs(3)	452	(1,017)
Total	$403	$(7,207)		$374	$(1,075)

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively, related to the company’s commodity risk hedges.

At July 17, 2021, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(351)	$3,236	$2,885
Expiring in 2021	6,682	—	6,682
Expiring in 2022	3,534	—	3,534
Total	$9,865	$3,236	$13,101

Derivative Transactions Notional Amounts

As of July 17, 2021, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$24,413
Soybean oil contracts	6,506
Natural gas contracts	5,900
Corn contracts	888
Total	$37,707

The company’s derivative instruments contain no credit-risk related contingent features at July 17, 2021.  As of July 17, 2021 and January 2, 2021, the company had $1.2 million in other current assets representing collateral for hedged positions.  At July 17, 2021 and January 2, 2021, the company had $10.9 million and $14.0 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

9. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 17, 2021	January 2, 2021
Prepaid assets	$32,276	$16,051
Fair value of derivative instruments	11,344	16,684
Collateral to counterparties for derivative positions	1,216	1,229
Income taxes receivable	4,179	2,211
Other	289	1,214
Total	$49,304	$37,389

Other non-current assets consist of (amounts in thousands):

	July 17, 2021	January 2, 2021
Unamortized financing fees	$585	$836
Investments	3,205	3,242
Fair value of derivative instruments	2,276	731
Deposits	2,298	2,092
Unamortized cloud computing arrangement costs	1,847	2,059
Other	715	121
Total	$10,926	$9,081

10.  OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 17, 2021	January 2, 2021
Employee compensation	$28,054	$28,826
VSIP and RIF liabilities	—	1,508
Employee vacation	18,584	16,216
Employee bonus	22,658	57,394
Fair value of derivative instruments	—	5
Self-insurance reserves	30,384	29,367
Bank overdraft	10,741	16,900
Accrued interest	8,444	8,241
Accrued utilities	5,161	6,070
Accrued taxes	28,859	22,773
Accrued advertising	4,544	3,610
Accrued legal settlements	3,150	11,869
Accrued legal costs	4,398	1,644
Accrued short-term deferred income	4,422	4,760
Collateral from counterparties for derivative positions	10,874	13,997
Acquisition consideration adjustment	3,400	—
Other	3,807	3,099
Total	$187,480	$226,279

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale.  There was recently a tax determination that the selling shareholders owed additional taxes.  Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the shareholders approximately $3.4 million and the company has recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2021.

See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

Other long-term liabilities consist of (amounts in thousands):

	July 17, 2021	January 2, 2021
Deferred income	$17,135	$19,153
Deferred compensation	19,483	16,674
Fair value of derivative instruments	—	83
Other deferred credits	874	1,502
Deferred payroll taxes under the CARES Act	14,992	14,992
Other	1,345	1,255
Total	$53,829	$53,659

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first half of Fiscal 2021, the company sold an office building and certain distribution depots included in assets held for sale at January 2, 2021.  The company received net proceeds of $2.1 million and recognized a gain of $0.9 million at the time of sale.  During the second quarter of Fiscal 2021, the company acquired $1.6 million of equipment and has classified the equipment as held for sale.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 17, 2021 and January 2, 2021, respectively (amounts in thousands):

	July 17, 2021	January 2, 2021
Distributor territories	$5,010	$3,707
Property, plant and equipment	2,379	1,934
Total assets held for sale	$7,389	$5,641

12. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at July 17, 2021 and January 2, 2021, respectively (amounts in thousands):

	July 17, 2021	January 2, 2021
Unsecured credit facility	$—	$50,000
2031 notes	492,866	—
2026 notes	397,012	396,705
2022 notes	—	399,398
Accounts receivable securitization facility	—	114,000
	889,878	960,103
Less current maturities of long-term debt	—	—
Total long-term debt	$889,878	$960,103

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at July 17, 2021 and January 2, 2021, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million.  There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $5.0 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of July 17, 2021, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 17, 2021, and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 17, 2021 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the twenty-eight weeks ended July 17, 2021:

Amount (thousands)
Balance at January 2, 2021	$114,000
Borrowings	—
Payments	(114,000)
Balance at July 17, 2021	$—

The table below presents the net amount available for working capital and general corporate purposes under the facility as of July 17, 2021:

Amount (thousands)
Gross amount available	$171,500
Outstanding	—
Available for withdrawal	$171,500

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the facility during the twenty-eight weeks ended July 17, 2021:

Amount (thousands)
High balance	$114,000
Low balance	$—

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 90 basis points. An unused fee of 35 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million on July 17, 2021 and $0.3 million on January 2, 2021, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (the “amended and restated credit agreement”). Under the amended and restated credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of November 29, 2022; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.575% and (2) Eurodollar loans with a range of 0.575% to 1.575%, in each case, based on the leverage ratio of the company and its subsidiaries; (iii) an applicable facility fee with a range of 0.05% to 0.30%, due quarterly on all commitments under the amended and restated credit agreement, based on the leverage ratio of the company and its subsidiaries; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of July 17, 2021 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $0.4 million and $0.6 million on July 17, 2021 and January 2, 2021, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 17, 2021.

Amount (thousands)
Balance at January 2, 2021	$50,000
Borrowings	—
Payments	(50,000)
Balance at July 17, 2021	$—

The table below presents the net amount available under the credit facility as of July 17, 2021:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 17, 2021:

Amount (thousands)
High balance	$50,000
Low balance	$—

Aggregate maturities of debt outstanding as of July 17, 2021 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	—
2026 and thereafter	900,000
Total	$900,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 17, 2021 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$7,134	$492,866
2026 notes	400,000	2,988	397,012
Total	$900,000	$10,122	$889,878

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of July 17, 2021 and January 2, 2021, there was $166.1 million and $171.1 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Case Name	Case No.	Venue	Date Filed	Comments
Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, Inc.	2:16-cv-02581	U.S. District Court Eastern District of Pennsylvania	3/25/2016	This matter has been consolidated with the Carr litigation described immediately above.
Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	5:15-cv-00254	U.S. District Court District of Vermont	12/2/2015

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

15. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net income	$56,358	$57,919	$128,013	$52,147
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,932	211,780	211,908	211,766
Basic earnings per common share	$0.27	$0.27	$0.60	$0.25
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,932	211,780	211,908	211,766
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,124	504	989	426
Diluted weighted average shares outstanding for common stock	213,056	212,284	212,897	212,192
Diluted earnings per common share	$0.26	$0.27	$0.60	$0.25

There were no anti-dilutive shares during the twelve weeks ended July 17, 2021 and July 11, 2020.  There were 362,220 and 334,820 anti-dilutive shares during the twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  No awards vested during the twenty-eight weeks ended July 17, 2021 or Fiscal 2020.

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

The following performance-contingent TSR Shares have been granted during the twenty-eight weeks ended July 17, 2021 under the Omnibus Plan (amounts in thousands, except price data):

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  No awards vested during the twenty-eight weeks ended July 17, 2021 or Fiscal 2020.

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 17, 2021 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	365	3/1/2024	$22.63

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 17, 2021 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 2, 2021	1,264	$21.85
Initial grant at target	730	$24.69
Vested	—	$—
Forfeited	(19)	$22.41
Nonvested shares at July 17, 2021	1,975	$22.89

As of July 17, 2021, there was $25.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.11 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 17, 2021 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	256	Equally over 3 years	$22.63

The TBRSU Shares activity for the twenty-eight weeks ended July 17, 2021 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 2, 2021	388	$20.64
Vested	(137)	$19.98
Granted	256	$22.63
Forfeitures	(12)	$21.57
Nonvested shares at July 17, 2021	495	$21.83	2.02	$7,750

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

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period. During Fiscal 2020, non-employee directors received an aggregate of 51,840 shares, of which 17,100 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the twelve weeks ended July 17, 2021.  During the second quarter of Fiscal 2021, non-employee directors were granted 66,550 shares for their annual grant pursuant to the Omnibus Plan. During the twenty-eight weeks ended July 17, 2021, non-employee directors received 13,491 shares of previously deferred annual grant awards.

The deferred stock activity for the twenty-eight weeks ended July 17, 2021 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at January 2, 2021	52	$23.21
Vested	(52)	$23.21
Granted	69	$23.96
Nonvested shares at July 17, 2021	69	$23.96	0.85	$1,393

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 17, 2021	July 11, 2020
Performance-contingent restricted stock awards	$3,334	$1,985
TBRSU Shares	1,088	703
Deferred and restricted stock	353	254
Total stock-based compensation	$4,775	$2,942

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020
Performance-contingent restricted stock awards	$8,623	$4,599
TBRSU Shares	2,555	1,650
Deferred and restricted stock	779	587
Total stock-based compensation	$11,957	$6,836

17. POSTRETIREMENT PLANS

The following summarizes the company’s condensed balance sheet related pension and other postretirement benefit plan accounts at July 17, 2021 compared to accounts at January 2, 2021 (amounts in thousands):

	July 17, 2021	January 2, 2021
Current liability	$874	$874
Noncurrent liability	$9,693	$10,049
Accumulated other comprehensive loss, net of tax	$6,411	$6,648

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the first quarter of Fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for lump sum payments and annuity purchases.  The company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying plan benefits on May 1, 2020.  The company also recognized $116.2 million of non-cash pension termination charges, made up of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, in our Condensed Consolidated Statements of Income during the first quarter of Fiscal 2020.  The settlement amount was revised in the third and fourth quarters of Fiscal 2020 resulting in a final settlement and curtailment loss of $108.8 million. There were no settlement charges recorded during the twenty-eight weeks ended July 17, 2021.

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

There were no contributions made by the company to any plan during the first or second quarter of Fiscal 2021.  The company contributed $1.4 million during the first quarter of Fiscal 2020 to Plan No. 1 in connection with the termination of Plan No. 1, as described above.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Service cost	$224	$197	$523	$462
Interest cost	175	228	408	1,651
Expected return on plan assets	(431)	(415)	(1,006)	(3,104)
Settlement and curtailment loss	—	—	—	116,207
Amortization of prior service cost	13	13	31	88
Amortization of net loss	171	126	400	1,493
Total net periodic pension cost	$152	$149	$356	$116,797

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Service cost	$78	$65	$181	$152
Interest cost	28	46	64	106
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net gain	(48)	(69)	(113)	(161)
Total net periodic postretirement cost	$57	$41	$130	$95

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan (“Qualified Replacement Plan”) covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Total cost and employer contributions	$6,219	$6,593	$15,355	$15,222

18. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended July 17, 2021 was 22.7% compared to 24.2% for the twelve weeks ended July 11, 2020.  The decrease in the rate was primarily due to favorable state tax credits recorded discretely in the current year.  During the twelve weeks ended July 17, 2021, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits.

The company’s effective tax rate for the twenty-eight weeks ended July 17, 2021, was 23.7% compared to 24.0% for the twenty-eight weeks ended July 11, 2020.  The decrease in the rate was primarily due to favorable state tax credits recorded discretely in the current year.  During the twenty-eight weeks ended July 17, 2021, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits.

During the twenty-eight weeks ended July 17, 2021, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of July 17, 2021, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 17, 2021, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

Seventh Amendment to Amended and Restated Credit Agreement

On July 30, 2021, the company entered into the seventh amendment (the “Amendment”) to its amended and restated credit agreement (as amended by the Amendment, the “Amended Credit Agreement”).  The Amendment, among other things, does the following:

•	extends the maturity date of the amended and restated credit agreement to July 30, 2026;
•

amends the applicable margin for revolving loans maintained as (1) base rate loans and swingline loans to a range of 0.00% to 0.525% (from a range of 0.00% to 0.575% in the amended and restated credit agreement) and (2) Eurodollar loans to a range of 0.815% to 1.525% (from a range of 0.575% to 1.575% in the amended and restated credit agreement), in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating;

•

amends the applicable facility fee to a range of 0.06% to 0.225% (from a range of 0.05% to 0.30% in the amended and restated credit agreement), due quarterly on all commitments under the Amended Credit Agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating;

•	appoints Deutsche Bank Trust Company Americas as successor administrative agent to Deutsche Bank AG New York Branch; and
•	adds provisions to address LIBOR transition.

The aggregate principal amount of the senior unsecured revolving credit facility under the Amended Credit Agreement is $500 million, which is identical to the aggregate principal amount of the credit facility under the amended and restated credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 17, 2021 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement consulting costs	$13,205	$—	$18,163	$—	Note 1
Loss on inferior ingredients	—	—	122	—	Note 1
Acquisition consideration adjustment	3,400		3,400		Note 10
Loss on extinguishment of debt	—	—	16,149	—	Note 12
Project Centennial consulting costs	—	5,584	—	8,976	Note 3
Restructuring and related impairment charges		10,535	—	10,535
Legal settlements	—	—	—	3,220	Note 14
Pension plan settlement and curtailment loss	—	—	—	116,207	Note 17
Other pension plan termination costs	—	—	—	133
	$16,605	$16,119	$37,834	$139,071
•

Business process improvement costs related to the digital strategy initiative — In the second half of Fiscal 2020, we launched a digital strategy initiative to transform our business systems and processes, which includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative.  This initiative is further discussed in the “Digital Strategy Initiative” section below.  Costs related to the digital strategy initiative incurred during the twelve and twenty-eight weeks ended July 17, 2021 totaled $13.2 million and $18.2 million, respectively. The costs were primarily for consulting services associated with these activities and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs (a portion of which may be capitalized) related to the initiative to be approximately $15 million to $20 million for the remainder of Fiscal 2021. There were no costs associated with the digital strategy initiative during the twenty-eight weeks ended July 11, 2020.

•

Acquisition consideration adjustment – In connection with an acquisition completed in Fiscal 2012, the Company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale.  There was recently a tax determination that the selling shareholders owed additional taxes.  Unless there is a successful appeal which overturns the determination, the Company estimates that it will owe the shareholders approximately $3.4 million, and the Company has recorded this cost in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Loss on extinguishment of debt – On April 8, 2021, we completed the early redemption of the Company’s $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”) with proceeds received from the issuance of the Company’s $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) on March 9, 2021.  We recognized a loss on extinguishment of debt of $16.1 million comprised of a make-whole cash payment of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million.

•

Project Centennial consulting costs — During the second quarter of Fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  The project was completed at the end of Fiscal 2020.  Consulting costs associated with the project during the twelve and twenty-eight weeks ended July 11, 2020 were $5.6 million and $9.0 million, respectively, and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

•	Restructuring and related impairment charges – The following table details restructuring charges recorded during the twelve and twenty-eight weeks ended July 11, 2020 (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 11, 2020	July 11, 2020
Employee termination benefits and other cash charges	$1,265	$1,265
Property, plant, and equipment impairments	4,634	4,634
Trademark impairments	4,636	4,636
Total restructuring and related impairment charges	$10,535	$10,535

In the second quarter of Fiscal 2020, the company reevaluated its organizational structure in an effort to increase its focus on brand growth and product innovation and improve its cake operations.  The organizational structure changes resulted in $1.3 million of employee termination benefits charges related to a voluntary employee separation plan (the “VSIP”) in the second quarter of Fiscal 2020. Additional charges of $1.3 million related to the VSIP were recorded in the second half of Fiscal 2020.  Early in the third quarter of Fiscal 2020, the company announced an involuntary reduction-in-force plan and recognized charges of $5.3 million in Fiscal 2020. The VSIP and reduction-in-force plans together eliminated approximately 250 positions across different departments and job levels, and all of the related payments were completed by early Fiscal 2021.

Also, during the second quarter of Fiscal 2020, the company entered into a contract to sell three closed bakeries classified as held for sale and certain idle equipment at other bakeries, resulting in the recognition of $4.6 million of impairment charges.  The sale was completed during the fourth quarter of Fiscal 2020.  Additionally, in order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley brand, a finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of Fiscal 2020.

•

Legal settlements – In the first quarter of Fiscal 2020, we reached an agreement to settle certain distributor-related litigation, including plaintiffs’ attorney fees, in the amount of $3.2 million.  This amount is reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The settlement was paid early in the second quarter of Fiscal 2020.

•

Pension plan termination – On September 28, 2018, the Board approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  As of March 20, 2020, the company had completed the termination of Plan No. 1 and distributed a portion of the pension plan assets to participants as lump sum payments and transferred the remaining obligations and assets to an insurance company in the form of a nonparticipating group annuity contract.  In the first quarter of Fiscal 2020, the company recognized $116.2 million of non-cash pension termination charges, comprised of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, and an additional $0.1 million of cash charges for other pension termination charges in our Condensed Consolidated Statements of Income.  The settlement amount was revised in the third and fourth quarters of Fiscal 2020 resulting in a final settlement and curtailment loss of $108.8 million.

Additional items affecting comparability:

•

COVID-19 – On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, which led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns at the beginning of the pandemic, we experienced a more favorable shift in sales mix to our branded retail products due to increased at-home consumption of food products.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased and COVID-19 vaccines are now widely available in the U.S., our sales have moderated as compared to the first half of Fiscal 2020, which included the peak period of demand for our branded retail products.  For additional details on the impact of the COVID-19 pandemic on our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

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

Highlights

•

Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source:  IRI Total US MultiOutlet+C-Store 12 Weeks Ending 7/18/21)

•	Retail sales comprised 78.9% of total sales for the twenty-eight weeks ended July 17, 2021 and non-retail and other sales comprised 21.1%.
•	We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributors to retail and foodservice customers with access to more than 85% of the U.S. population.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19 on Our Business

We continue to actively monitor the impact of the ongoing COVID-19 pandemic on our business operations, results of operations, and liquidity. Our operations may continue to experience volatility due to the continued uncertainty caused by the pandemic, including but not limited to additional variants of the COVID-19 virus (including the Delta variant), new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population and the efficacy of the vaccines, changes in the global and U.S. economic environment, and changes in pandemic safety policies.

Our sales have moderated in the first half of Fiscal 2021 as compared to the significant increase we experienced for the comparable period in the prior year.  Prior year sales benefitted from unprecedented growth for our branded retail products at the start of the COVID-19 pandemic in March of Fiscal 2020 from increased at-home food consumption, partially offset by significant declines in our non-retail sales, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing. As the pandemic has progressed and mandatory shutdowns and restaurant closures across the U.S. have mostly been lifted (though some capacity restrictions and social distancing requirements remain in place), our non-retail sales have been recovering, however, we cannot currently estimate when or if they will return to pre-pandemic levels and any recovery is subject to additional shutdowns that may result from additional variants of the virus or the efficacy or the distribution and rate of vaccinations.  Income from operations for the first half of Fiscal 2021 was lower than the first half of Fiscal 2020 but remained elevated compared to pre-pandemic periods.  We anticipate income from operations to moderate in future periods as away-from-home dining continues to return to more normal levels.

Although our sales for the first half of the current year were lower than the comparable period in the prior year, they were still elevated as compared to our historical pre-pandemic trends as we continued to benefit from the positive mix shift to branded retail products during the ongoing pandemic.  If consumer buying patterns continue to normalize, we anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to the unprecedented levels of demand we experienced for our branded retail products caused by the pandemic. However, we cannot currently estimate the magnitude or the timing of this potential impact due to the volatility of the pandemic. Additionally, if there is a significant shift in mix from branded retail to store branded retail products, we expect that our results of operations, including our net sales, earnings, and cash flows, could be negatively impacted.  For additional discussion on the impact of the pandemic on our results of operations, refer to the “Results of Operations” section below.

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

Our main focus throughout the pandemic has been and continues to be the health and safety of our team members and independent distributor partners. From the start of the pandemic, we have followed the recommendations and guidance of the U.S. Centers for Disease Control and Prevention (CDC), taking all necessary steps to safeguard those in our facilities. These steps included, but are not limited to, monitoring the symptoms of everyone entering our facilities, requiring face coverings, maintaining (where possible) social distancing of six feet, conducting enhanced cleaning and sanitizing of common areas and frequently touched surfaces, performing decontamination of work areas and equipment when there is a confirmed or presumptive case of COVID-19 at a facility, and contact tracing. Non-essential travel and non-essential visitor bans were put into place, corporate offices were closed, and office staff were directed to work remotely. In addition, the company issued regular communications about COVID-19 prevention steps. When COVID-19 vaccinations became readily available, we shared educational information with our team members and encouraged vaccination for those eligible.

We follow the guidance issued by the CDC and the U.S. Occupational Safety and Health Administration (OSHA) and modify our face mask and wellness screening policies to align with local and state health and workplace safety regulations. We remain vigilant in monitoring COVID-19 cases in our facilities and in the communities where they are located and will reinstate all pandemic safety measures if deemed necessary. We are developing plans to safely return to an in-person office environment at our non-production locations which may or may not be at the same capacity or level of frequency as pre-pandemic. Several factors are involved in this planning. These include, but are not limited to, consideration of pandemic safety measures, the rate of vaccinations and the efficacy of the vaccines, the threat of additional COVID-19 variants, and the ability of office staff to work effectively from remote locations.

Although we have not had to cease production at any of our bakeries in the first half of the current year as we have in previous quarters, due to the continued uncertainty of the COVID-19 pandemic, we could experience closures in the future and while other bakeries were able to assist with meeting production needs in these instances in the past, the closure of several of our bakeries across the country at one time or in close succession could negatively impact our ability to meet our production requirements.  Additionally, unforeseen disruptions in other areas of our operations, including but not limited to procurement of raw materials, transport of our products, or recovery by our foodservice customers, could negatively impact our operations, results of operations, cash flows, and liquidity.

During the first half of Fiscal 2021, we have experienced labor shortages at some of our bakeries. A number of factors may continue to adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our bakeries and bread lines or to operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 0.8% for the twelve weeks ended July 17, 2021 compared to the same quarter in the prior year.  The prior year quarter benefitted from increased demand for branded retail products due to higher levels of at-home consumption in response to the ongoing pandemic and lower rates of return of unsold products, partially offset by improved price/mix in the current quarter.  While our non-retail sales continued to recover in the current quarter, these sales have not returned to pre-pandemic levels.

Sales decreased 2.4% for the twenty-eight weeks ended July 17, 2021 compared to the same period in the prior year.  The prior year period was particularly strong primarily due to the significant rise in demand for our branded retail products at the beginning of the COVID-19 pandemic.  That impact has moderated as shutdowns have eased, restaurants have reopened, and COVID-19 vaccines have become widely available to the U.S. population.  Additionally, returns of unsold product have increased in the current year as compared to the prior year’s exceptionally low rate of returns resulting from stocking-up behaviors which has largely subsided. Our non-retail sales increased as compared to the prior year period as lockdowns have ended, restaurants have reopened, and traveling and social gatherings have increased, but are still lower than pre-pandemic levels.

Income from operations for the twelve weeks ended July 17, 2021 was $73.9 million compared to $79.2 million in the prior year quarter.  Sales declines quarter over quarter combined with higher consulting costs, greater marketing investments, and the acquisition consideration adjustment in the current year quarter were partially offset by restructuring and related impairment charges and higher bonus expense in the prior year quarter and increased scrap dough income from higher prices in the current quarter.

Income from operations for the twenty-eight weeks ended July 17, 2021 was $189.0 million compared to $191.1 million in the first half of the prior year.  Sales declines, higher consulting costs, and greater investments in marketing in the current year resulted in the decline, mostly offset by the short-term incentive compensation paid in the prior year for appreciation bonuses and higher bonus expense.  Increased income from scrap dough sales and lower bad debt, depreciation and amortization, and legal expenses partially offset the overall decrease year over year.

Net income for the twelve weeks ended July 17, 2021 was $56.4 million compared to $57.9 million in the prior year period.  The decrease resulted primarily from decreased income from operations, partially offset by a lower effective tax rate and decreased interest expense in the current year quarter.

Net income for the twenty-eight weeks ended July 17, 2021 was $128.0 million compared to $52.1 million in the prior year quarter.  The improvement in the first half of the current year resulted primarily from the $116.2 million non-cash pension plan settlement and curtailment loss in the prior year in connection with the termination of Plan No. 1, partially offset by the $16.1 million loss on extinguishment of debt recognized in the current year and decreased income from operations year over year.

During the twenty-eight weeks ended July 17, 2021, we generated net cash flows from operations of $223.4 million and invested $58.3 million in capital expenditures.  Additionally, we paid $87.0 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million.  On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. During the twenty-eight weeks ended July 11, 2020, we generated net cash flows from operations of $275.8 million, invested $46.6 million in capital expenditures, paid $82.6 million in dividends to our shareholders and increased our total indebtedness by $142.5 million to ensure future liquidity given the uncertainty caused by the COVID-19 outbreak on global financial markets and economies.  Subsequent to the end of the second quarter of Fiscal 2021, we amended the credit facility to, among other things, extend the maturity date to July 30, 2026.

Digital Strategy Initiative

In the second half of Fiscal 2020, we launched a digital strategy initiative to transform how we operate our business.  The primary goals of this new strategic initiative are: (1) enable a more agile business model, empowering the organization by fundamentally redesigning core business processes and our ways of working; (2) embed digital capabilities and transform the way we engage with consumers, customers, and employees; and (3) modernize and simplify our application and configuration landscape. This initiative includes upgrading our information system to a more robust ERP platform, enabling our business strategies, as well as investments in initial digital domains of ecommerce, implementing autonomous planning, and bakery of the future.

In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms, and support retail partners.  The autonomous planning project encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas.  Bakery of the future involves transforming our current manufacturing processes to apply industry-leading digital manufacturing tools, such as real-time performance management, automation of repetitive processes and performance visualization, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and reduce time to react to changes.

Combined, these digital projects are expected to improve data management and efficiencies while automating many of our processes.  When implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision making.

We completed the initial planning and road mapping phase of this multi-year digital transformation at the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021.  During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project.  Additionally, we have transitioned into the design phase for both the autonomous planning and bakery of the future projects and selected two bakeries for the pilot program for bakery of the future.

We expect the digital strategy initiative will require significant capital investment and expense over the next several years.  To date, these costs have mainly been comprised of consulting costs, which we expect to continue throughout the project.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Refer to the Form 10-K for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 17, 2021 and July 11, 2020, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020	Dollars	%
Sales	$1,017,309	$1,025,861	100.0	100.0	$(8,552)	(0.8)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	504,062	506,033	49.5	49.3	(1,971)	(0.4)
Selling, distribution and administrative expenses	407,707	396,904	40.1	38.7	10,803	2.7
Restructuring and related impairment charges	—	10,535	—	1.0	(10,535)	NM
Depreciation and amortization	31,619	33,180	3.1	3.2	(1,561)	(4.7)
Income from operations	73,921	79,209	7.3	7.7	(5,288)	(6.7)
Other components of net periodic pension and postretirement benefits (credit) expense	(93)	(72)	(0.0)	(0.0)	(21)	NM
Interest expense, net	1,070	2,869	0.1	0.3	(1,799)	(62.7)
Income before income taxes	72,944	76,412	7.2	7.4	(3,468)	(4.5)
Income tax expense	16,586	18,493	1.6	1.8	(1,907)	(10.3)
Net income	$56,358	$57,919	5.5	5.6	$(1,561)	(2.7)
Comprehensive income	$51,523	$55,277	5.1	5.4	$(3,754)	(6.8)

NM	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020	Dollars	%
Sales	$2,319,477	$2,375,305	100.0	100.0	$(55,828)	(2.4)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,147,638	1,176,906	49.5	49.5	(29,268)	(2.5)
Selling, distribution and administrative expenses	909,680	918,939	39.2	38.7	(9,259)	(1.0)
Restructuring and related impairment charges	—	10,535	—	0.4	(10,535)	NM
Loss on inferior ingredients	122	—	0.0	—	122	NM
Depreciation and amortization	73,005	77,843	3.1	3.3	(4,838)	(6.2)
Income from operations	189,032	191,082	8.1	8.0	(2,050)	(1.1)
Other components of net periodic pension and postretirement benefits (credit) expense	(218)	71	(0.0)	0.0	(289)	NM
Pension plan settlement and curtailment loss	—	116,207	—	4.9	(116,207)	NM
Interest expense, net	5,271	6,183	0.2	0.3	(912)	(14.8)
Loss on extinguishment of debt	16,149	—	0.7	—	16,149	NM
Income before income taxes	167,830	68,621	7.2	2.9	99,209	NM
Income tax expense	39,817	16,474	1.7	0.7	23,343	NM
Net income	$128,013	$52,147	5.5	2.2	$75,866	NM
Comprehensive income	$128,279	$149,633	5.5	6.3	$(21,354)	(14.3)

NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED JULY 17, 2021 COMPARED TO TWELVE WEEKS ENDED JULY 11, 2020

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020	Dollars	%
Branded retail	$674,749	$688,869	66.3	67.2	$(14,120)	(2.0)
Store branded retail	131,022	144,574	12.9	14.1	(13,552)	(9.4)
Non-retail and other	211,538	192,418	20.8	18.7	19,120	9.9
Total	$1,017,309	$1,025,861	100.0	100.0	$(8,552)	(0.8)

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	3.1
Volume	(3.9)
Total percentage change in sales	(0.8)

Sales decreased quarter over quarter mainly due to lapping the elevated demand we experienced for our branded retail products in the prior year quarter as the level of at-home food consumption resulting from the on-going COVID-19 pandemic has moderated.  Additionally, returns of unsold product have increased in the current quarter as compared to the prior year quarter, but are still below historical pre-pandemic levels.  These declines were mitigated by improved price/mix and recovery of foodservice sales as away-from-home food consumption continued to increase from restaurants reopening (though some capacity restrictions and social distancing requirements remain in place) and the COVID-19 vaccines becoming widely available within the U.S. population, though this trend may not continue given the uncertainty caused by the ongoing pandemic.  The promotional environment has remained relatively stable in the second quarter of Fiscal 2021 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded retail sales decreased quarter over quarter due to difficult prior year comparisons caused by unprecedented demand for these products from increased at-home consumption, partially offset by improved price/mix.  While we experienced significant declines in sales of our branded traditional loaf breads, current quarter sales of these products were considerably greater than our historical pre-pandemic levels.  Continued sales growth in our DKB and Canyon Bakehouse branded products partially offset the decline in branded retail sales.

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

Non-retail sales continued to recover compared to the significant declines experienced in the prior year quarter due to restaurant and school closures during that time, however, these sales have not returned to their pre-pandemic levels.

If consumer buying patterns continue to normalize, we anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to the unprecedented levels of demand we experienced for our branded retail products caused by the pandemic. However, we cannot currently estimate the magnitude or the timing of this potential impact. Furthermore, Fiscal 2021 is comprised of fifty-two weeks as compared to fifty-three weeks for Fiscal 2020 which will impact the year over year sales comparison in the fourth quarter and for the full year. If we experience a significant shift in mix away from branded retail products to store branded retail products, we expect that our results of operations, including our net sales, earnings, and cash flows, could be negatively impacted.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 17, 2021 % of Sales	July 11, 2020 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	27.6	27.0	0.6
Workforce-related costs	14.8	14.5	0.3
Other	7.1	7.8	(0.7)
Total	49.5	49.3	0.2

Costs as a percent of sales were higher quarter over quarter due to our sales moderating compared to the elevated demand experienced from greater at-home food consumption during the prior year quarter.  Additionally, increases in returns of unsold product in the current quarter also contributed to the higher costs, partially offset by $1.5 million of start-up costs related to the conversion of our Lynchburg, Virginia facility to an organic bakery.  The start-up costs were largely workforce-related and we completed the bakery conversion at the end of the third quarter of Fiscal 2020.  Ingredient and packaging costs were impacted by decreases in outside purchases of product (sales with no associated ingredient costs), higher input costs and increased product returns. Rising commodity costs were partially offset by positive price/mix and improved promotional efficiency.  Workforce-related costs increased primarily due to a competitive labor market and we expect this trend to continue.  The Other line item reflects the decrease in outside purchases of product as well as differences in the timing of sell-through of food service inventories.

Ingredients and packaging materials periodically experience price fluctuations and we continually monitor these markets.  Ingredient and packaging costs are currently experiencing significant volatility and are expected to be volatile to us for the remainder of Fiscal 2021 and in Fiscal 2022. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 17, 2021 % of Sales	July 11, 2020 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.1	11.2	(0.1)
Distributor distribution fees	14.9	15.4	(0.5)
Other	14.1	12.1	2.0
Total	40.1	38.7	1.4

Distributor distribution fees decreased as a percent of sales primarily due to the shift in sales mix which resulted in a smaller portion of our sales being made through IDPs, however this decrease was more than offset by the rise in transportation costs which is reflected in the Other line item.  The increase in the Other line in the table above reflects lower sales, higher transportation costs, and increased marketing investments in the current quarter.  Additionally, business process improvement consulting costs incurred during the quarter were $13.2 million associated with ongoing digital strategy initiatives and we recorded $3.4 million for the acquisition consideration adjustment.  These items were partially offset by $5.6 million of consulting costs associated with Project Centennial in the prior year quarter and higher prices for scrap dough sales in the current quarter.  See the “Matters Affecting Comparability” section above for a discussion of these costs.

Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was lower in dollars and as a percent of sales primarily due to a change in the contractual terms with a transportation entity that transports a significant portion of our fresh bakery products no longer qualifying for treatment as an embedded lease as of the end of Fiscal 2020.

Income from Operations

Income from operations decreased as a percent of sales for the twelve weeks ended July 17, 2021 compared to the twelve weeks ended July 11, 2020 mostly due to sales moderating and selling, distribution, and administrative expenses increasing in the current quarter, as discussed above.

Net Interest Expense

Net interest expense decreased in dollars and as a percent of sales due to lower average amounts outstanding under our borrowing arrangements quarter over quarter combined with the lower interest rate on the 2031 notes as compared to the 2022 notes which were redeemed in the first quarter of Fiscal 2021.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 17, 2021 was 22.7% compared to 24.2% in the prior year quarter.  The decrease in the rate quarter over quarter was primarily due to the impact of discrete state credits recognized in the current year quarter. This adjustment reduced our tax rate in the current year quarter by 2.0%.  For the current quarter, the primary differences in the effective rate and statutory rate were state income taxes including the recognition of discrete state tax credits. The primary differences in the effective rate and the statutory rate for the prior year quarter were state income taxes and windfalls on stock-based compensation. The American Rescue Plan Act (ARP Act) and Consolidated Appropriations Act, 2021 (CAA Act) enacted on March 11, 2021 and December 27, 2020 did not have a material impact on the effective tax rate for the second quarter of Fiscal 2021 and there is no anticipated material impact on the effective tax rate in future periods.  As discussed in the “Liquidity and Capital Resources” section below, in the prior year the company deferred certain tax payments to future periods under the CARES Act.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and the decrease in net earnings quarter over quarter.

TWENTY-EIGHT WEEKS ENDED JULY 17, 2021 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 11, 2020

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020	Dollars	%
Branded retail	$1,536,622	$1,579,950	66.2	66.5	$(43,328)	(2.7)
Store branded retail	293,462	334,858	12.7	14.1	(41,396)	(12.4)
Non-retail and other	489,393	460,497	21.1	19.4	28,896	6.3
Total	$2,319,477	$2,375,305	100.0	100.0	$(55,828)	(2.4)

(The table above presents certain sales by category that have been reclassified from amounts previously reported.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	3.2
Volume	(5.6)
Total percentage change in sales	(2.4)

Sales decreased year over year mainly due to the significant rise in demand for our branded retail products experienced during the peak period of the COVID-19 pandemic resulting from consumers shifting to mostly at-home consumption, partially offset by positive price/mix.  This increased demand for branded retail products in the prior year more than offset the significant decline in foodservice sales during that time.  As the pandemic has progressed, our sales have moderated as shutdowns have eased, restaurants have reopened (though some capacity restrictions and social distancing requirements remain in place), and COVID-19 vaccines, which became available in the first quarter of Fiscal 2021, are widely available to the U.S. population.  Additionally, returns of unsold product have increased in the current period as compared to the prior year’s exceptionally low rate of returns resulting from stocking-up behaviors which has largely subsided.  The promotional environment has remained relatively stable in the first half of Fiscal 2021 as compared to the same period in the prior year, however, this trend may not continue in future periods.

Branded retail sales decreased year over year due to difficult prior year comparisons caused by unprecedented demand for these products from increased at-home consumption, which included stocking-up behaviors at the onset of the COVID-19 pandemic as discussed above.  Sales of our branded traditional loaf breads experienced the largest declines as we focused production on these items in the prior year to quickly meet heightened customer demand, however, current year sales were still elevated as compared to our historical pre-pandemic levels.  Partially offsetting the branded retail sales decline were continued increases in sales of our DKB and Canyon Bakehouse branded products.

The decrease in store branded retail sales resulted from volume declines for store branded breads, buns and rolls as consumers have continued to shift to branded retail products, partially offset by increased sales of store brand cake items.  Sales of our store branded retail products had been declining prior to the pandemic and we have experienced an acceleration of this trend during the pandemic due to growth in e-commerce sales, combined with successfully executing our strategy to prioritize a more favorable sales mix of branded retail sales.  During the current year, we continued to make marketing investments to target e-commerce sales. Non-retail sales have been recovering in the first half of Fiscal 2021 compared to the significant declines experienced in the prior year period due to restaurant closings and shutdowns, but have not returned to pre-pandemic levels.

If consumer buying patterns continue to normalize, we anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to the unprecedented levels of demand we experienced for our branded retail products caused by the pandemic. However, we cannot currently estimate the magnitude or the timing of this potential impact. Furthermore, Fiscal 2021 is comprised of fifty-two weeks as compared to fifty-three weeks for Fiscal 2020 which will impact the year over year sales comparison in the fourth quarter and for the full year. If we experience a significant shift in mix away from branded retail products to store branded retail products, we expect that our results of operations, including our net sales, earnings, and cash flows, could be negatively impacted.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 17, 2021 % of sales	July 11, 2020 % of sales	(Decrease) as a % of sales
Ingredients and packaging	27.6	27.1	0.5
Workforce-related costs	14.8	14.8	—
Other	7.1	7.6	(0.5)
Total	49.5	49.5	—

Costs as a percent of sales were consistent with the prior year period as we continued to benefit from the favorable mix shift from store-branded retail products to branded retail products which resulted from the ongoing COVID-19 pandemic and executing on our strategy to be a more brands-focused company.  We also realized improvement in our cake operations. This was partially offset by increased ingredient and packaging costs.  Additionally, the prior year quarter included $4.1 million of short-term incentive compensation and $3.2 million of start-up costs related to the conversion of our Lynchburg, Virginia facility to an organic bakery and these costs were largely workforce-related.  We completed the bakery conversion at the end of the third quarter of Fiscal 2020.  Ingredient and packaging costs were impacted by reduced outside purchases of product (sales with no associated ingredient costs), input cost inflation, lower production volumes, and increased product returns year over year. Rising commodity costs were partially offset by positive price/mix and improved promotional efficiency.  The Other line item mostly reflects the decrease in outside purchases of product year over year.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 17, 2021 % of sales	July 11, 2020 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.4	11.3	0.1
Distributor distribution fees	15.0	15.4	(0.4)
Other	12.8	12.0	0.8
Total	39.2	38.7	0.5

Distributor distribution fees decreased as a percent of sales primarily due to the shift in sales mix which resulted in a smaller portion of our sales being made through IDPs in the current year, however the decrease was mostly offset by higher transportation costs which is reflected in the Other line item.  The increase in the Other line in the table above reflects lower sales, increased marketing investments, and business process improvement consulting costs incurred during the current year of $18.2 million associated with ongoing digital strategy initiatives.  Additionally, we incurred $3.4 million for the acquisition consideration adjustment discussed in the “Matters Affecting Comparability” section above.  These items were somewhat offset by $9.0 million of consulting costs associated with Project Centennial and $3.2 million of legal settlements in the prior year, both of which are discussed in the “Matters Affecting Comparability” section above, and additional bad debt allowances recorded for our foodservice customers in the prior year of $2.7 million.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Restructuring and Related Impairment Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Loss on Inferior Ingredients

In the fourth quarter of Fiscal 2020, we incurred losses related to receiving inferior ingredients associated with the production of certain of our gluten-free products and in the first quarter of Fiscal 2021, we incurred an additional $0.1 million of costs.

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

Income from Operations

Income from operations decreased as a percent of sales for the twenty-eight weeks ended July 17, 2021 compared to the twenty-eight weeks ended July 11, 2020 mostly due to sales declines and increases in selling, distribution and administrative expenses in the current year, partially offset by prior year restructuring and related impairment charges.

Pension Plan Settlement and Curtailment Loss

We recognized $116.2 million of non-cash pension plan termination charges in the prior year period composed of a settlement charge of $111.9 million and a curtailment loss of $4.3 million as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense (exclusive of the portion related to the loss on extinguishment of debt discussed below) was relatively consistent with the prior year in dollars and as a percent of sales.

Loss on Extinguishment of Debt

In the first quarter of Fiscal 2021, we completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 17, 2021 was 23.7% compared to 24.0% in the prior year period.  The decrease in the rate year over year was primarily due to the impact of discrete state credits recognized in the current year.  For the current year, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state tax credits. The primary differences in the effective rate and statutory rate for the prior year were state income taxes and windfalls on stock-based compensation.  The American Rescue Plan Act (ARP Act) and Consolidated Appropriations Act, 2021 (CAA Act) enacted on March 11, 2021 and December 27, 2020 did not have a material impact on the effective tax rate for the first half of Fiscal 2021 and there is no anticipated material impact on the effective tax rate in future periods.  As discussed in the “Liquidity and Capital Resources” section below, in the prior year the company deferred certain tax payments to future periods under the CARES Act.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from recognizing the pension settlement and curtailment loss in earnings in the prior year in conjunction with the pension plan termination, net of changes in the fair value of derivatives and the increase in net earnings year over year.

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the twenty-eight weeks ended July 17, 2021, the COVID-19 pandemic could significantly impact our ability to generate future cash flows and we continue to evaluate various potential COVID-19-related business risks.  Those potential risks include the possibility of future economic downturns which could result in a significant shift away from our branded retail products to store branded products, foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

In light of the potential risks associated with the ongoing pandemic, the company has taken actions to safeguard its capital position.  We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations.  The situation surrounding COVID-19 remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company had total available liquidity of $955.4 million as of July 17, 2021, consisting of cash on hand and the available balances under the credit facility and the facility.

Liquidity Discussion for the Twenty-Eight Weeks Ended July 17, 2021 and July 11, 2020

Cash and cash equivalents were $292.3 million at July 17, 2021 compared to $307.5 million at January 2, 2021, a decrease of $15.2 million, but significantly higher than historical pre-pandemic levels. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 17, 2021	July 11, 2020	Change
Cash provided by operating activities	$223,430	$275,794	$(52,364)
Cash disbursed for investing activities	(56,971)	(35,779)	(21,192)
Cash (disbursed for) provided by financing activities	(181,665)	48,503	(230,168)
Total change in cash	$(15,206)	$288,518	$(303,724)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	Change
Depreciation and amortization	$73,005	$77,843	$(4,838)
Restructuring and related impairment charges	—	9,270	(9,270)
(Gain) loss reclassified from accumulated other comprehensive income to net income	(602)	1,355	(1,957)
Allowances for accounts receivable	3,579	9,245	(5,666)
Stock-based compensation	11,957	6,836	5,121
Deferred income taxes	6,208	(30,079)	36,287
Pension and postretirement plans cost	486	116,892	(116,406)
Other non-cash items	1,971	2,151	(180)
Net non-cash adjustment to net income	$96,604	$193,513	$(96,909)

•	The change in deferred income taxes was primarily due to the termination of Plan No. 1 in the first quarter of Fiscal 2020.
•

Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.7 million related to the write-off of unamortized costs upon the early redemption of the 2022 notes in the first quarter of Fiscal 2021) and gains or losses on the sale of assets.

•

Refer to the Restructuring and related impairment charges and Pension plan termination discussions in the “Matters Affecting Comparability” section above for additional information regarding the changes in these items.

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	Change
Changes in accounts receivable, net	$(6,949)	$(49,803)	$42,854
Changes in inventories, net	(2,228)	1,097	(3,325)
Changes in hedging activities, net	1,135	(7,279)	8,414
Changes in other assets and accrued liabilities, net	(32,959)	68,929	(101,888)
Changes in accounts payable, net	39,814	18,615	21,199
Qualified pension plan contributions	—	(1,425)	1,425
Net changes in working capital and pension plan contributions	$(1,187)	$30,134	$(31,321)

•	Changes in accounts receivable, inventories, and accounts payable were mainly attributable to the significant rise in demand for our products in the prior year as a result of the COVID-19 pandemic.
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances and prepaid assets year over year.  Changes in employee compensation accruals and income taxes payable primarily resulted in the change in other accrued liabilities.  Under the CARES Act, we were able to defer Federal income tax payments in the first quarter of Fiscal 2020 which were subsequently paid in the second quarter of Fiscal 2020.  During the first quarter of Fiscal 2021 and Fiscal 2020, we paid $64.6 million and $18.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $0.4 million and $0.2 million was paid during the first quarter of Fiscal 2021 and Fiscal 2020, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the twenty-eight weeks ended July 17, 2021, we paid $8.7 million of legal settlements, all of which had been accrued for in prior periods.  In the prior year period, we accrued and paid $3.2 million of legal settlements.  Under the CARES Act, the company deferred approximately $30.0 million of the employer share of the Social Security tax for the period from the beginning of the second quarter of Fiscal 2020 through December 31, 2020, of which $15.0 million will be paid by December 31, 2021 and the remaining amount by December 31, 2022.

•

During the twenty-eight weeks ended July 11, 2020, the company transferred $6.4 million in cash to Plan No.1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases, made up of a $1.4 million cash contribution and an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million.  In the third quarter of Fiscal 2020, the company finalized its group annuity contract for Plan No. 1 and reversed the $6.4 million cash contribution since the cash was no longer needed to sufficiently cover the obligations of the transaction.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	Change
Purchases of property, plant, and equipment	$(58,270)	$(46,594)	$(11,676)
Principal payments from notes receivable, net of repurchases of independent distributor territories	8,056	9,295	(1,239)
Proceeds from sale of property, plant and equipment	2,411	1,452	959
Acquisition of trademarks	(10,200)	—	(10,200)
Other	1,032	68	964
Net cash disbursed for investing activities	$(56,971)	$(35,779)	$(21,192)

•	We currently anticipate capital expenditures of $125 million to $135 million for Fiscal 2021 (inclusive of expenditures for the ERP upgrade and related digital strategy initiatives).

Cash Flows (Disbursed for) Provided by Financing Activities. The table below presents net cash (disbursed for) provided by financing activities for the twenty-eight weeks ended July 17, 2021 and July 11, 2020, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	Change
Dividends paid	$(87,042)	$(82,628)	$(4,414)
Payment of financing fees	(4,681)	—	(4,681)
Stock repurchases	(1,058)	(783)	(275)
Change in bank overdrafts	(6,160)	(1,986)	(4,174)
Payment of contingent consideration	—	(4,700)	4,700
Net change in debt obligations	(81,858)	142,500	(224,358)
Payments on financing leases	(866)	(3,900)	3,034
Net cash (disbursed for) provided by financing activities	$(181,665)	$48,503	$(230,168)

•	Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 17, 2021 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 27, 2021	June 10, 2021	June 24, 2021	$0.2100	$44,468
February 19, 2021	March 5, 2021	March 19, 2021	$0.2000	$42,340

Additionally, we paid dividends of $0.2 million at the time of vesting of certain restricted stock awards, director stock awards, and at issuance of deferred compensation shares.  The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year.  While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•	We paid financing costs associated with the issuance of the 2031 notes in the first quarter of Fiscal 2021.
•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 17, 2021, we repurchased 46,618 shares of our common stock for $1.1 million under a share repurchase plan approved by our Board of Directors.  These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon Bakehouse acquisition completed at the end of Fiscal 2018.
•	See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 17, 2021 and January 2, 2021, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 17, 2021	January 2, 2021	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$492,866	$—	Fixed Rate	2031
2026 notes	397,012	396,705	Fixed Rate	2026
2022 notes	—	399,398
Credit facility	—	50,000	Variable Rate	2022
Accounts receivable securitization facility	—	114,000	Variable Rate	2022
Right-of-use lease obligations	358,671	345,762		2036
	1,248,549	1,305,865
Less: Current maturities of long-term debt and right- of-use lease obligations	(55,599)	(51,908)
Long-term debt and right-of-use lease obligations	$1,192,950	$1,253,957

Total stockholders' equity
Total stockholders' equity	$1,425,130	$1,372,994

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

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, both the facility and credit facility were repaid with proceeds from the issuance of the 2031 notes and cash flows from operations.  We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to the ongoing COVID-19 pandemic.  The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  Subsequent to the end of the second quarter of Fiscal 2021, we amended the credit facility to, among other things, extend the maturity date to July 30, 2026, as further discussed in Note 19, Subsequent Events, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  There is no current portion payable over the next year for these obligations.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 17, 2021:

	Amount Available	For the Twenty-Eight Weeks Ended July 17, 2021
	for Withdrawal at	Highest	Lowest
Facility	July 17, 2021	Balance	Balance
	(Amounts in thousands)
The facility	$171,500	$114,000	$—
The credit facility (1)	491,600	50,000	—
	$663,100

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the twenty-eight weeks ended July 17, 2021, the company did not make any revolving borrowings and repaid $50.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 17, 2021, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR and sufficient LIBOR successor rate provisions to cover the discontinuance of LIBOR.  The company continues to monitor the progression of LIBOR discontinuation and the recommendation for an alternative interest rate benchmark.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 17, 2021, 0.05 million shares, at a cost of $1.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 17, 2021, 68.4 million shares, at a cost of $644.0 million, have been repurchased.

Off-Balance Sheet Arrangements

At July 17, 2021, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 17, 2021, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $13.6 million, based on quoted market prices.  Of this amount, approximately $8.9 million relates to instruments that will be utilized in Fiscal 2021 and $4.7 million in Fiscal 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 17, 2021, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $5.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended July 17, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

The information presented below supplements the risk factors set forth in the Form 10-K. In addition to the risk factors set forth below, refer to Part I, Item 1A., Risk Factors, in the Form 10-K and Part II, Item 1A., Risk Factors, in the Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2021 for information regarding other factors that could affect the company’s results of operations, financial condition and liquidity. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.

The extent to which the outbreak of the novel strain of coronavirus (COVID-19) and measures taken in response thereto, including additional variants of the virus and the efficacy and distribution of vaccines, impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has spread throughout the world, including the U.S., and has resulted in governmental and other regulatory authorities throughout the U.S. implementing numerous measures to try to contain the virus and any variants of the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted and may further impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, such as restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our customers, vendors and suppliers. The spread of COVID-19 has caused us to modify our business practices (including temporary bakery closures and restricting production at certain bakeries, restricting employee travel, developing social distancing plans for our employees, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by governmental and other regulatory authorities or as we determine are in the best interests of our employees, customers, vendors and suppliers. We can provide no assurance that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to governmental authorities.

COVID-19 has had, and will continue to have, a widespread and broad-reaching effect on the economy and our business. Some of the impacts our business has experienced, is experiencing or may experience as a result of COVID-19 include, but are not limited to, the following:

•

We initially experienced a favorable shift in sales mix to our branded retail products due to the change in consumer buying patterns as a result of the COVID-19 pandemic, which positively impacted our business operations, including our sales, operating income and cash flows, and, in Fiscal 2021, there has been a shift to a more moderated mix of our branded retail products to non-retail products, which we expect to negatively impact  our results of operations, including our net sales, earnings and cash flows as compared to prior periods;

•

Many of our foodservice customers have periodically closed or restricted operations, which has adversely impacted our revenues from these customers, and has impacted, and could continue to impact, our ability to collect payment from these customers;

•

Consumer fears about contracting the disease have altered preferences and spending habits, including significant increases in purchases of fresh and frozen breads during the pendency of quarantines, shelter-in-place orders and other shutdowns; and these trends have moderated in recent periods, which could negatively affect our performance in future periods as compared to prior periods if consumers were to purchase fewer products from us;

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

The extent to which the spread of COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and additional variants, its severity, the actions to contain the virus or treat its impact, including the distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, results of operations and financial condition.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced labor shortages at some of our bakeries. A number of factors may adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our bakeries and bread lines or otherwise operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

Additionally, health care and workers’ compensation costs are increasing and will likely continue to do so. Any substantial increase in these costs may have an adverse impact on our profitability. The company records the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in benefit plan liabilities may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan, and other factors. In addition, legislation or regulations involving labor and employment and employee benefit plans (including employee health care benefits and costs) may impact our operational results.

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

There were no common stock repurchases under the plan during the twelve weeks ended July 17, 2021.  During the twenty-eight weeks ended July 17, 2021, 0.05 million shares, at a cost of $1.1 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through July 17, 2021, 68.4 million shares, at a cost of $644.0 million, have been repurchased.  The company currently has 6.1 million shares remaining available for repurchase under the share repurchase plan.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended July 17, 2021.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended July 17, 2021 has been formatted in Inline XBRL.

*	Filed herewith

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

Date: August 12, 2021