Form 10-Q
period 2021-10-09
FLOWERS FOODS INC
filed 2021-11-12
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2021

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

As of November 5, 2021, the registrant had 211,394,781 shares of common stock, $0.01 par value per share, outstanding.

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

•

the ultimate impact of the COVID-19 outbreak and measures taken in response thereto, including additional variants of the virus, the efficacy and distribution of vaccines, and the impact of federal vaccine mandates on our business, workforce, results of operations and financial condition, which are highly uncertain and are difficult to predict;

•	the loss or financial instability of any significant customer(s), including as a result of product recalls or safety concerns related to our products;
•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store branded products;
•	the level of success we achieve in developing and introducing new products and entering new markets;
•	our ability to implement new technology and customer requirements as required;
•	our ability to operate existing, and any new, manufacturing lines according to schedule;
•	our ability to implement and achieve our environmental, social, and governance (ESG) goals in accordance with suppliers, regulations, and customers;
•

our ability to execute our business strategies which may involve, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure;

•	consolidation within the baking industry and related industries;
•	changes in pricing, customer and consumer reaction to pricing actions (including decreased volumes), and the pricing environment among competitors within the industry;
•

disruptions in our direct-store-delivery distribution model, including litigation or an adverse ruling by a court or regulatory or governmental body that could affect the independent contractor classifications of the independent distributor partners;

•	increasing legal complexity and legal proceedings that we are or may become subject to;
•	labor shortages and turnover or increases in employee and employee-related costs;
•	the credit, business, and legal risks associated with independent distributor partners and customers, which operate in the highly competitive retail food and foodservice industries;
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

•

the failure of our information technology (“IT”) systems to perform adequately, including any interruptions, intrusions or security breaches of such systems or risks associated with the planned implementation of a new enterprise resource planning (“ERP”) system; and

•

the potential impact of climate change on the company, including physical and transition risks, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 9, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$307,523	$307,476
Accounts and notes receivable, net of accounts receivable allowances of $18,829 and $15,162, respectively	300,792	300,001
Inventories, net:
Raw materials	49,763	48,977
Packaging materials	24,777	20,744
Finished goods	58,237	55,508
Inventories, net	132,777	125,229
Spare parts and supplies	68,166	68,108
Other	40,075	37,389
Total current assets	849,333	838,203
Property, plant and equipment, net:
Property, plant and equipment, gross	2,106,212	2,033,532
Less: accumulated depreciation	(1,399,838)	(1,334,139)
Property, plant and equipment, net	706,374	699,393
Financing lease right-of-use assets	4,094	5,419
Operating lease right-of-use assets	335,834	328,712
Notes receivable from independent distributor partners	158,261	176,412
Assets held for sale	12,040	5,641
Other assets	9,788	9,081
Goodwill	545,244	545,244
Other intangible assets, net	702,428	714,918
Total assets	$3,323,396	$3,323,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,829	1,769
Current maturities of operating leases	53,945	50,139
Accounts payable	264,535	225,918
Other accrued liabilities	216,282	226,279
Total current liabilities	536,591	504,105

Noncurrent long-term debt	890,180	960,103
Noncurrent financing lease obligations	2,266	3,590
Noncurrent operating lease obligations	294,291	290,264
Total long-term debt and right-of-use lease liabilities	1,186,737	1,253,957
Other liabilities:
Postretirement/post-employment obligations	9,440	10,049
Deferred taxes	125,740	128,259
Other long-term liabilities	52,958	53,659
Total other long-term liabilities	188,138	191,967
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,335,655 shares and 17,126,261 shares, respectively	(232,316)	(225,405)
Capital in excess of par value	673,851	659,682
Retained earnings	967,449	932,094
Accumulated other comprehensive income	2,747	6,424
Total stockholders’ equity	1,411,930	1,372,994
Total liabilities and stockholders’ equity	$3,323,396	$3,323,023

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Sales	$1,027,800	$989,650	$3,347,277	$3,364,955
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	515,078	497,659	1,662,716	1,674,565
Selling, distribution and administrative expenses	426,575	386,739	1,336,255	1,305,678
Depreciation and amortization	31,680	32,162	104,685	110,005
Recovery on inferior ingredients	(950)	—	(828)	—
Restructuring and related impairment charges	—	20,100	—	30,635
Multi-employer pension plan withdrawal costs	3,300	—	3,300	—
Income from operations	52,117	52,990	241,149	244,072
Interest expense	6,670	8,706	24,907	29,346
Interest income	(5,359)	(5,951)	(18,325)	(20,408)
Loss on extinguishment of debt	—	—	16,149	—
Pension plan settlement and curtailment (gain) loss	—	(7,153)	—	109,054
Other components of net periodic pension and postretirement benefits credit	(94)	(72)	(312)	(1)
Income before income taxes	50,900	57,460	218,730	126,081
Income tax expense	12,048	13,113	51,865	29,587
Net income	$38,852	$44,347	$166,865	$96,494
Net income per common share:
Basic:
Net income per common share	$0.18	$0.21	$0.79	$0.46
Weighted average shares outstanding	211,921	211,800	211,912	211,776
Diluted:
Net income per common share	$0.18	$0.21	$0.78	$0.45
Weighted average shares outstanding	213,187	212,458	212,979	212,270
Cash dividends paid per common share	0.2100	0.2000	0.6200	0.5900

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net income	$38,852	$44,347	$166,865	$96,494
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Settlement and curtailment (gain) loss	—	(5,365)	—	81,500
Net loss for the period	—	5,365	—	21,058
Amortization of prior service cost included in net income	9	9	31	73
Amortization of actuarial loss included in net income	92	43	307	1,039
Pension and postretirement plans, net of tax	101	52	338	103,670
Derivative instruments:
Net change in fair value of derivatives	(3,618)	9,409	(3,215)	2,202
(Gain) loss reclassified to net income	(426)	677	(800)	1,752
Derivative instruments, net of tax	(4,044)	10,086	(4,015)	3,954
Other comprehensive (loss) income, net of tax	(3,943)	10,138	(3,677)	107,624
Comprehensive income	$34,909	$54,485	$163,188	$204,118

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 9, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at July 17, 2021	228,729,585	$199	$669,051	$973,065	$6,690	(16,976,284)	$(223,875)	$1,425,130
Net income				38,852				38,852
Derivative instruments, net of tax					(4,044)			(4,044)
Pension and postretirement plans, net of tax					101			101
Amortization of share-based compensation awards			4,811					4,811
Issuance of deferred compensation			(11)			851	11	—
Share repurchases						(360,222)	(8,452)	(8,452)
Dividends paid — $0.2100 per common share				(44,468)				(44,468)
Balances at October 9, 2021	228,729,585	$199	$673,851	$967,449	$2,747	(17,335,655)	$(232,316)	$1,411,930

	For the Forty Weeks Ended October 9, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				166,865				166,865
Derivative instruments, net of tax					(4,015)			(4,015)
Pension and postretirement plans, net of tax					338			338
Amortization of share-based compensation awards			16,768					16,768
Issuance of deferred compensation			(165)			12,563	165	—
Time-based restricted stock units issued (Note 16)			(1,798)			136,652	1,798	—
Issuance of deferred stock awards			(636)			48,231	636	—
Stock repurchases						(406,840)	(9,510)	(9,510)
Dividends paid on vested share-based payment awards				(234)				(234)
Dividends paid — $0.6200 per common share				(131,276)				(131,276)
Balances at October 9, 2021	228,729,585	$199	$673,851	$967,449	$2,747	(17,335,655)	$(232,316)	$1,411,930

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

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$166,865	$96,494
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	—	21,310
Stock-based compensation	16,768	9,669
(Gain) loss reclassified from accumulated other comprehensive income to net income	(1,055)	2,224
Depreciation and amortization	104,685	110,005
Deferred income taxes	(1,294)	(34,083)
Provision for inventory obsolescence	652	1,940
Allowances for accounts receivable	5,880	11,050
Pension and postretirement plans cost	694	109,929
Other	4,319	2,091
Qualified pension plan contributions	—	(7,600)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,961)	(37,498)
Inventories, net	(8,200)	(3,224)
Hedging activities, net	(1,002)	6,105
Accounts payable	36,917	24,511
Other assets and accrued liabilities	(4,045)	51,513
NET CASH PROVIDED BY OPERATING ACTIVITIES	315,223	364,436
CASH FLOWS DISBURSED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86,723)	(68,270)
Proceeds from sale of property, plant and equipment	2,525	1,700
Repurchase of independent distributor territories	(3,549)	(2,286)
Acquisition of trademarks	(10,200)	—
Cash paid at issuance of notes receivable	(8,837)	(8,036)
Principal payments from notes receivable	24,024	24,219
Cash received from insurance proceeds	750	—
Other investing activities	296	86
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(81,714)	(52,587)
CASH FLOWS (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(131,510)	(124,948)
Stock repurchases	(9,510)	(783)
Change in bank overdrafts	(3,462)	(2,432)
Proceeds from debt borrowings	497,570	480,100
Debt obligation payments	(579,428)	(337,600)
Contingent consideration payments	—	(4,700)
Payments on financing leases	(1,311)	(6,493)
Payments for financing fees	(5,811)	(206)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(233,462)	2,938
Net increase in cash and cash equivalents	47	314,787
Cash and cash equivalents at beginning of period	307,476	11,044
Cash and cash equivalents at end of period	$307,523	$325,831

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 9, 2021 and October 3, 2020 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 2, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021 (the “Form 10-K”).

COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which has led to adverse impacts on the United States (“U.S.”) and global economies. Due to the drastic change in consumer buying patterns at the beginning of the COVID-19 pandemic, we experienced a more favorable shift in sales mix to our branded retail products due to increased at-home consumption of food products.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased and COVID-19 vaccines are now widely available in the U.S., our year to date sales have moderated as compared to the prior year period, which included the peak period of demand for our branded retail products. Improved price/mix during the forty weeks ended October 9, 2021 resulting from favorable pricing we have implemented and the continued favorable shift in mix from store branded retail to branded retail sales has mostly offset the volume declines.

In light of COVID-19, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) and used the net proceeds to redeem in full the $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”), extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including $678.9 million of remaining availability on our debt facilities as of October 9, 2021, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds.

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

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 9, 2021 and October 3, 2020. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
	(% of Sales)		(% of Sales)
Total	21.2	21.1	21.4	21.3

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 20.5% and 18.8%, on a consolidated basis, as of October 9, 2021 and January 2, 2021, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS – In the second half of Fiscal 2020, we launched a digital strategy initiative to transform our business systems and processes.  This includes upgrading our information system to a more robust Enterprise Resource Planning (“ERP”) platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives.  Costs incurred totaled $9.2 million and $27.4 million for the twelve and forty weeks end October 9, 2021, respectively.  These costs were primarily for consulting services associated with these activities and are recognized in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.  There were no material costs associated with these initiatives during the forty weeks ended October 3, 2020.

RECOVERY ON INFERIOR INGREDIENTS – In the fourth quarter of Fiscal 2020, we incurred costs of $1.0 million related to receiving inferior ingredients used in the production of certain of our gluten-free products and incurred an additional $0.1 million of these costs in the first quarter of Fiscal 2021.  In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.  There were no costs incurred during the second or third quarters of Fiscal 2021.

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

3. RESTRUCTURING ACTIVITIES

In Fiscal 2016, we announced the launch of Project Centennial, a comprehensive business and operational review.  The project was completed at the end of Fiscal 2020, and final payments related to the restructuring activities were paid during the first quarter of Fiscal 2021.  The table below presents the components of costs associated with Project Centennial and the consulting and third-party implementation costs related to the project for the twelve and forty weeks ended October 3, 2020 (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 3, 2020	October 3, 2020
Restructuring and related impairment charges:
Impairment of trademark	$—	$4,636
Impairment of property, plant and equipment	611	5,245
Employee termination benefits	5,996	7,261
Lease termination and lease impairment charges (1)	13,493	13,493
Restructuring and related impairment charges (1)	20,100	30,635
Project Centennial consulting costs (2)	5,068	14,044
Total Project Centennial restructuring and implementation costs	$25,168	$44,679
(1)	Presented on our Condensed Consolidated Statements of Income.
(2)	Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The tables below present the components of, and changes in, our restructuring accruals for the forty weeks ended October 9, 2021 and October 3, 2020 (amounts in thousands):

	VSIP	RIF	Employee Termination Benefits(1)	Distribution Network Optimization	Total
Liability balance at January 2, 2021	$1,036	$472	$—	$—	$1,508
Charges	—	—	—	—	—
Cash payments	(1,036)	(472)	—	—	(1,508)
Liability balance (2) at October 9, 2021	$—	$—	$—	$—	$—

	VSIP	RIF	Employee Termination Benefits(1)	Distribution Network Optimization	Total
Liability balance at December 28, 2019	$174	$—	$1,450	$—	$1,624
Charges	2,184	5,226	(149)	2,213	9,474
Cash payments	(1,642)	(4,714)	(1,075)	(2,213)	(9,644)
Liability balance (2) at October 3, 2020	$716	$512	$226	$—	$1,454

(1)	Employee termination benefits are not related to the VSIP.
(2)	Recorded in the other accrued current liabilities line item of our Condensed Consolidated Balance Sheets.

4. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Lease modifications and renewals	$6,965	$4,486	$44,667	$11,307
Lease impairments	$—	$11,280	$—	$11,371
Lease terminations	$2,289	$3,527	$4,943	$4,112

The lease modifications and renewals include $28.9 million related to a five year extension for a freezer storage lease executed during the first quarter of Fiscal 2021.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and forty weeks ended October 9, 2021 and October 3, 2020 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Lease cost:
Amortization of right-of-use assets	$408	$1,704	$1,359	$5,733
Interest on lease liabilities	32	188	124	675
Operating lease cost	15,612	16,385	53,308	55,066
Short-term lease cost	654	1,156	2,155	2,308
Variable lease cost	6,425	4,926	19,377	17,961
Total lease cost	$23,131	$24,359	$76,323	$81,743

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$124	$674
Operating cash flows from operating leases	$52,389	$57,526
Financing cash flows from financing leases	$1,311	$6,493
Right-of-use assets obtained in exchange for new financing lease liabilities	$37	$58
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,684	$11,861

Weighted-average remaining lease term (years):
Financing leases	2.3
Operating leases	8.7
Weighted-average IBR (percentage):
Financing leases	3.4
Operating leases	3.9

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 9, 2021 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2021	$16,946	$479
2022	61,042	1,755
2023	57,412	1,895
2024	48,902	115
2025	46,608	10
2026 and thereafter	184,751	—
Total minimum lease payments	415,661	4,254
Less: amount of lease payments representing interest	(67,425)	(159)
Present value of future minimum lease payments	348,236	4,095
Less: current obligations under leases	(53,945)	(1,829)
Long-term lease obligations	$294,291	$2,266

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 9, 2021 and October 3, 2020, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 9, 2021	October 3, 2020	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$(33)	Interest expense
Commodity contracts	453	(869)	Cost of sales, Note 3
Total before tax	568	(902)	Total before tax
Tax (expense) benefit	(142)	225	Income tax expense
Total net of tax	426	(677)	Net of tax
Pension and postretirement plans:
Prior-service costs	(12)	(12)	Note 1
Settlement gain	—	7,153	Note 1
Actuarial losses	(122)	(57)	Note 1
Total before tax	(134)	7,084	Total before tax
Tax benefit	33	(1,771)	Income tax expense
Total net of tax	(101)	5,313	Net of tax
Total reclassifications	$325	$4,636	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 9, 2021	October 3, 2020	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$11	$(110)	Interest expense
Commodity contracts	1,055	(2,224)	Cost of sales, Note 3
Total before tax	1,066	(2,334)	Total before tax
Tax (expense) benefit	(266)	582	Income tax expense
Total net of tax	800	(1,752)	Net of tax
Pension and postretirement plans:
Prior-service costs	(41)	(98)	Note 1
Settlement loss	—	(109,054)	Note 1
Actuarial losses	(409)	(1,389)	Note 1
Total before tax	(450)	(110,541)	Total before tax
Tax benefit	112	27,929	Income tax expense
Total net of tax	(338)	(82,612)	Net of tax
Total reclassifications	$462	$(84,364)	Net of tax

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

During the forty weeks ended October 9, 2021, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424
Other comprehensive loss before reclassifications	(3,215)	—	(3,215)
Reclassified to earnings from AOCI	(800)	338	(462)
AOCI at October 9, 2021	$9,057	$(6,310)	$2,747

During the forty weeks ended October 3, 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive income before reclassifications	2,202	21,058	23,260
Reclassified to earnings from AOCI	1,752	82,612	84,364
AOCI at October 3, 2020	$5,612	$(4,008)	$1,604

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

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020
Gross gain (loss) reclassified from AOCI into net income	$1,055	$(2,224)
Tax (expense) benefit	(263)	556
Net of tax	$792	$(1,668)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 9, 2021 and January 2, 2021, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 9, 2021	January 2, 2021
Goodwill	$545,244	$545,244
Amortizable intangible assets, net	575,328	587,818
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,247,672	$1,260,162

As of October 9, 2021 and January 2, 2021, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 9, 2021			January 2, 2021
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,115	$74,744	$402,371	$466,915	$64,426	$402,489
Customer relationships	318,021	147,751	170,270	318,021	135,068	182,953
Non-compete agreements	5,154	5,065	89	5,154	5,034	120
Distributor relationships	4,123	3,334	789	4,123	3,123	1,000
Distributor routes held and used	2,232	423	1,809	1,377	121	1,256
Total	$806,645	$231,317	$575,328	$795,590	$207,772	$587,818

Aggregate amortization expense for the twelve and forty weeks ended October 9, 2021 and October 3, 2020 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 9, 2021	$7,223
For the twelve weeks ended October 3, 2020	$7,042
For the forty weeks ended October 9, 2021	$23,545
For the forty weeks ended October 3, 2020	$23,700

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2021	$7,327
2022	$31,472
2023	$30,591
2024	$29,896
2025	$29,184

The company acquired trademarks for $10.2 million during the second quarter of Fiscal 2021.  These trademarks are being amortized over their estimated useful life.

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 9, 2021 and January 2, 2021. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The company financed approximately 3,800 IDPs’ distribution rights as of October 9, 2021 and 4,000 as of January 2, 2021, respectively, all with varied financial histories and credit risks.  However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates which would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable.  The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years.  The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 9, 2021	$5,359
For the twelve weeks ended October 3, 2020	$5,951
For the forty weeks ended October 9, 2021	$18,325
For the forty weeks ended October 3, 2020	$20,408

At October 9, 2021 and January 2, 2021, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 9, 2021	January 2, 2021
Distributor notes receivable	$187,398	$204,839
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(29,137)	(28,427)
Long-term portion of distributor notes receivable	$158,261	$176,412

During the forty weeks ended October 9, 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement.  See Note 14, Commitments and contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. The company evaluated the collectability of the distributor notes receivable and determined that a reserve was not necessary at January 2, 2021. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 9, 2021 is presented below. The fair value of the company’s 2031 notes and 3.500% senior notes due 2026 (“2026 notes”), as discussed in Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$493,036	$506,975	2
2026 notes	$397,144	$436,168	2

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

As of October 9, 2021, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$6,428	$—	$—	$6,428
Other long-term	1,111	—	—	1,111
Total	7,539	—	—	7,539

Liabilities:
Other current	—	—	—	—
Other long-term	—	—	—	—
Total	—	—	—	—
Net Fair Value	$7,539	$—	$—	$7,539

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2022. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 9, 2021 and January 2, 2021, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 9, 2021		January 2, 2021		October 9, 2021		January 2, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$6,428	Other current assets	$16,684	Other accrued liabilities	$—	Other accrued liabilities	$5
Commodity contracts	Other assets	1,111	Other assets	731	Other long-term liabilities	—	Other long-term liabilities	83
Total		$7,539		$17,415		$—		$88

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 9, 2021	October 3, 2020	into Income (Effective Portion)(2)	October 9, 2021	October 3, 2020
Interest rate contracts	$—	$—	Interest expense	$86	$(25)
Commodity contracts	(3,618)	9,409	Production costs(3)	340	(652)
Total	$(3,618)	$9,409		$426	$(677)

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 9, 2021	October 3, 2020	into Income (Effective Portion)(2)	October 9, 2021	October 3, 2020
Interest rate contracts	$2,927	$—	Interest expense	$8	$(83)
Commodity contracts	(6,142)	2,202	Production costs(3)	792	(1,669)
Total	$(3,215)	$2,202		$800	$(1,752)

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 9, 2021 and October 3, 2020, respectively, related to the company’s commodity risk hedges.

At October 9, 2021, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$252	$3,150	$3,402
Expiring in 2021	619	—	619
Expiring in 2022	5,036	—	5,036
Total	$5,907	$3,150	$9,057

Derivative Transactions Notional Amounts

As of October 9, 2021, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$3,287
Soybean oil contracts	4,060
Natural gas contracts	4,839
Corn contracts	2,057
Total	$14,243

The company’s derivative instruments contain no credit-risk related contingent features at October 9, 2021.  As of October 9, 2021 and January 2, 2021, the company had $1.2 million in other current assets representing collateral for hedged positions.  At October 9, 2021 and January 2, 2021, the company had $7.5 million and $14.0 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

9. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 9, 2021	January 2, 2021
Other prepaid assets	$4,190	$3,374
Prepaid service contracts	13,330	7,911
Prepaid insurance	7,466	4,713
Prepaid marketing	6,030	53
Fair value of derivative instruments	6,428	16,684
Collateral to counterparties for derivative positions	1,211	1,229
Income taxes receivable	1,207	2,211
Other	213	1,214
Total	$40,075	$37,389

Other non-current assets consist of (amounts in thousands):

	October 9, 2021	January 2, 2021
Unamortized financing fees	$1,667	$836
Investments	3,138	3,242
Fair value of derivative instruments	1,111	731
Deposits	2,222	2,092
Unamortized cloud computing arrangement costs	1,540	2,059
Other	110	121
Total	$9,788	$9,081

10.  OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 9, 2021	January 2, 2021
Employee compensation	$29,563	$28,826
VSIP and RIF liabilities	—	1,508
Employee vacation	17,510	16,216
Employee bonus	30,935	57,394
Fair value of derivative instruments	—	5
Self-insurance reserves	30,492	29,367
Bank overdraft	13,438	16,900
Accrued interest	1,233	8,241
Accrued utilities	6,192	6,070
Accrued taxes	32,621	22,773
Accrued advertising	3,949	3,610
Accrued legal settlements	19,650	11,869
Accrued legal costs	3,784	1,644
Accrued short-term deferred income	4,295	4,760
Collateral from counterparties for derivative positions	7,477	13,997
Acquisition consideration adjustment	3,400	—
Other	11,743	3,099
Total	$216,282	$226,279

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale.  There was recently a tax determination that the selling shareholders owed additional taxes.  Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the shareholders approximately $3.4 million and the company has recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the forty weeks ended October 9, 2021.

See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the legal settlements.

Other long-term liabilities consist of (amounts in thousands):

	October 9, 2021	January 2, 2021
Deferred income	$16,313	$19,153
Deferred compensation	19,543	16,674
Fair value of derivative instruments	—	83
Other deferred credits	797	1,502
Deferred payroll taxes under the CARES Act	14,992	14,992
Other	1,313	1,255
Total	$52,958	$53,659

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the forty weeks ended October 9, 2021, the company sold an office building and certain distribution depots included in assets held for sale at January 2, 2021.  The company received net proceeds of $2.1 million and recognized a gain of $0.9 million at the time of sale.  During the second quarter of Fiscal 2021, the company acquired $1.6 million of equipment and has classified the equipment as held for sale.  Additionally, during the third quarter of Fiscal 2021, the company acquired and classified an additional $4.3 million of property as held for sale. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 9, 2021 and January 2, 2021, respectively (amounts in thousands):

	October 9, 2021	January 2, 2021
Distributor territories	$5,468	$3,707
Property, plant and equipment	6,572	1,934
Total assets held for sale	$12,040	$5,641

12. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 4, Leases) consisted of the following at October 9, 2021 and January 2, 2021, respectively (amounts in thousands):

	October 9, 2021	January 2, 2021
Unsecured credit facility	$—	$50,000
2031 notes	493,036	—
2026 notes	397,144	396,705
2022 notes	—	399,398
Accounts receivable securitization facility	—	114,000
	890,180	960,103
Less current maturities of long-term debt	—	—
Total long-term debt	$890,180	$960,103

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 9, 2021 and January 2, 2021, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million.  There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $5.0 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of October 9, 2021, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 9, 2021, and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into the facility. The company has amended the facility nine times since execution, most recently on September 23, 2021 (the “ninth amendment”).  These nine amendments include provisions that (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, (v) removed a bank from the lending group, and (vi) most recently, extended the term by one additional year to September 27, 2023 and added provisions to address LIBOR transition. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables of the company’s subsidiaries.  The subsidiary pledges the receivables as collateral for the obligations under the facility. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 9, 2021 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the forty weeks ended October 9, 2021:

Amount (thousands)
Balance at January 2, 2021	$114,000
Borrowings	—
Payments	(114,000)
Balance at October 9, 2021	$—

The table below presents the net amount available for working capital and general corporate purposes under the facility as of October 9, 2021:

Amount (thousands)
Gross amount available	$187,300
Outstanding	—
Available for withdrawal	$187,300

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the facility during the forty weeks ended October 9, 2021:

Amount (thousands)
High balance	$114,000
Low balance	$—

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 35 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2021 for the ninth amendment.  The balance of unamortized financing costs was $0.3 million on October 9, 2021 and $0.3 million on January 2, 2021, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (as amended, restated, modified or supplemented from time to time, the “amended and restated credit agreement”). The company has amended the amended and restated credit agreement seven times since execution, most recently on July 30, 2021 (the “seventh amendment”).  Under the amended and restated credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of July 30, 2026; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) Eurodollar loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the amended and restated credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters. Additionally, the seventh amendment to the amended and restated credit agreement appointed Deutsche Bank Trust Company Americas as successor administrative agent to Deutsche Bank AG New York Branch and added provisions to address LIBOR transition.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of October 9, 2021 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The company incurred $1.1 million in financing costs during the third quarter of Fiscal 2021 for the seventh amendment.    The balance of unamortized financing costs was $1.4 million and $0.6 million on October 9, 2021 and January 2, 2021, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 9, 2021.

Amount (thousands)
Balance at January 2, 2021	$50,000
Borrowings	—
Payments	(50,000)
Balance at October 9, 2021	$—

The table below presents the net amount available under the credit facility as of October 9, 2021:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 9, 2021:

Amount (thousands)
High balance	$50,000
Low balance	$—

Aggregate maturities of debt outstanding as of October 9, 2021 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	—
2026 and thereafter	900,000
Total	$900,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 9, 2021 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$6,964	$493,036
2026 notes	400,000	2,856	397,144
Total	$900,000	$9,820	$890,180

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available.  As of October 9, 2021 and January 2, 2021, there was $165.0 million and $171.1 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

In the event the company ceases to utilize the independent distributor model or exits a geographic market, the company is contractually required in some situations to purchase the distribution rights from the independent distributor.  The company cannot reasonably estimate the potential cost until which time it becomes probable that a transaction will occur.  The company expects to continue operating under this model and has concluded that the possibility of a loss is remote.

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

At this time, the company is defending 24 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Eight of these lawsuits seek class and/or collective action treatment. The remaining sixteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in four of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On October 21, 2021, Flowers Foods, Inc., Lepage Bakeries Park Street, LLC and CK Sales Co., LLC reached an agreement to settle this and two other lawsuits pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410).  The settlement provides for a payment of $16.5 million, comprised of up to $9 million in settlement funds and $7.5 million in attorneys’ fees.  The settlement also requires a phased repurchase of approximately 75 distribution territories in Maine, which, once completed, the company will service its Maine market using company sales employees.  The company estimates this cost to be $6.6 million (of which $4.7 million is included in other accrued liabilities and the remainder as a contra account to notes receivable).  These amounts were recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.  The terms of the settlement require court approval.  The company remains committed to our IDP program.

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

Coronado v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016	On August 2, 2021, the court denied defendants’ motion to decertify the FLSA collective action.
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016

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

On October 27, 2021, the Court dismissed this lawsuit and approved an agreement to settle this and a companion case (Bertino v. Tasty Baking Co., No. 2:20-cv-05823) for a payment of $3.15 million, inclusive of attorneys’ fees and cost, service awards and consideration for class members who are active distributors to enter into an amendment to their distributor agreements. This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of Fiscal 2020.  The settlement was paid in early November 2021.

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

15. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 9, 2021 and October 3, 2020, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net income	$38,852	$44,347	$166,865	$96,494
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,921	211,800	211,912	211,776
Basic earnings per common share	$0.18	$0.21	$0.79	$0.46
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,921	211,800	211,912	211,776
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,266	658	1,067	494
Diluted weighted average shares outstanding for common stock	213,187	212,458	212,979	212,270
Diluted earnings per common share	$0.18	$0.21	$0.78	$0.45

There were no anti-dilutive shares during the twelve and forty weeks ended October 9, 2021.  There were no anti-dilutive shares and 11,940 anti-dilutive shares during the twelve and forty weeks ended weeks ended October 3, 2020, respectively.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  No awards vested during the forty weeks ended October 9, 2021 or October 3, 2020.

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

The following performance-contingent TSR Shares have been granted during the forty weeks ended October 9, 2021 under the Omnibus Plan (amounts in thousands, except price data):

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.  No awards vested during the forty weeks ended October 9, 2021 or October 3, 2020.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2019 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2020 and 2021 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the forty weeks ended October 9, 2021 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	365	3/1/2024	$22.63

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 9, 2021 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 2, 2021	1,264	$21.85
Initial grant at target	730	$24.69
Vested	—	$—
Forfeited	(26)	$22.61
Nonvested shares at October 9, 2021	1,968	$22.89

As of October 9, 2021, there was $21.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.94 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the forty weeks ended October 9, 2021 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	256	Equally over 3 years	$22.63

The TBRSU Shares activity for the forty weeks ended October 9, 2021 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 2, 2021	388	$20.64
Vested	(137)	$19.98
Granted	256	$22.63
Forfeitures	(16)	$21.62
Nonvested shares at October 9, 2021	491	$21.83	1.85	$6,585

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting (thousands)	Tax Benefit	Fair Value at Vesting
2020	2021	$53	$16	$1,520
2019	2021	$107	$77	$1,582
2019	2020	$55	$57	$1,831

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During the forty weeks ended October 9, 2021, non-employee directors elected to receive, and were granted, an aggregate grant of 2,209 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During Fiscal 2020, non-employee directors received an aggregate of 51,840 shares, of which 17,100 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2021.  During the second quarter of Fiscal 2021, non-employee directors were granted 66,550 shares for their annual grant pursuant to the Omnibus Plan. During the forty weeks ended October 9, 2021, non-employee directors received 13,491 shares of previously deferred annual grant awards.

The deferred stock activity for the forty weeks ended October 9, 2021 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at January 2, 2021	52	$23.21
Vested	(52)	$23.21
Granted	69	$23.96
Nonvested shares at October 9, 2021	69	$23.96	0.63	$1,015

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 9, 2021 and October 3, 2020, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 9, 2021	October 3, 2020
Performance-contingent restricted stock awards	$3,287	$1,904
TBRSU Shares	1,146	667
Deferred and restricted stock	378	262
Total stock-based compensation	$4,811	$2,833

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020
Performance-contingent restricted stock awards	$11,910	$6,503
TBRSU Shares	3,701	2,317
Deferred and restricted stock	1,157	849
Total stock-based compensation	$16,768	$9,669

17. POSTRETIREMENT PLANS

The following summarizes the company’s condensed balance sheet related pension and other postretirement benefit plan accounts at October 9, 2021 compared to accounts at January 2, 2021 (amounts in thousands):

	October 9, 2021	January 2, 2021
Current liability	$874	$874
Noncurrent liability	$9,440	$10,049
Accumulated other comprehensive loss, net of tax	$6,310	$6,648

Defined Benefit Plans and Nonqualified Plan

On September 28, 2018, the Board of Directors approved a resolution to terminate the Flowers Foods, Inc. Retirement Plan No. 1 (“Plan No. 1”), effective December 31, 2018.  During the first quarter of Fiscal 2020, the company transferred $6.4 million in cash to Plan No. 1 to ensure that sufficient assets were available for lump sum payments and annuity purchases.  The company completed the transfer of all lump sum payments and transferred all remaining benefit obligations related to Plan No. 1 to a highly rated insurance company on March 4, 2020 in order to purchase a group annuity contract which began paying plan benefits on May 1, 2020.  The company also recognized $116.2 million of non-cash pension termination charges, made up of a settlement charge of $111.9 million and a curtailment loss of $4.3 million, in our Condensed Consolidated Statements of Income during the first quarter of Fiscal 2020.  The settlement amount was revised in the third and fourth quarters of Fiscal 2020 resulting in a final settlement and curtailment loss of $108.8 million. There were no settlement charges recorded during the forty weeks ended October 9, 2021.

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

There were no contributions made by the company to any plan during the forty weeks ended October 9, 2021.  During the third quarter of Fiscal 2020, the company made voluntary contribution of $7.6 million to Plan No. 2.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Service cost	$224	$195	$747	$657
Interest cost	176	229	584	1,880
Expected return on plan assets	(431)	(414)	(1,437)	(3,518)
Settlement and curtailment (gain) loss	—	(7,153)	—	109,054
Amortization of prior service cost	13	13	44	101
Amortization of net loss	171	126	571	1,619
Total net periodic pension cost	$153	$(7,004)	$509	$109,793

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Service cost	$78	$65	$259	$217
Interest cost	27	45	91	151
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of net gain	(49)	(69)	(162)	(230)
Total net periodic postretirement cost	$55	$40	$185	$135

The components of net periodic postretirement benefits cost other than the service cost are included in the other components of net periodic pension and postretirement benefits expense line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Total cost and employer contributions	$6,300	$6,355	$21,655	$21,577

Multi-employer Pension Plan

On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “Fund”) at our Birmingham, Alabama plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal will become effective, and the union participants will be eligible to participate in the 401(k) plan, on December 1, 2021.  During the twelve weeks ended October 9, 2021, the company recorded a liability of $2.1 million related to the withdrawal from the Fund.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years following our complete withdrawal.  Additionally, the company recorded a liability of $1.2 million related to transition payments, including related tax payments, for the benefit of union participants as part of the collective bargaining agreement.  The withdrawal liability charge and the transition payments are recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Income.  The liability is recorded in other accrued current liabilities on the Condensed Consolidated Balance Sheets.

18. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 9, 2021 was 23.7% compared to 22.8% for the twelve weeks ended October 3, 2020.  The increase in the rate was primarily due to favorable discrete state tax credits recorded in the third quarter of the prior year.  During the twelve weeks ended October 9, 2021, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits.

The company’s effective tax rate for the forty weeks ended October 9, 2021, was 23.7% compared to 23.5% for the forty weeks ended October 3, 2020.  During the forty weeks ended October 9, 2021, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits.

During the forty weeks ended October 9, 2021, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 9, 2021, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 9, 2021, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 9, 2021 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement consulting costs	$9,233	$—	$27,396	$—	Note 1
Recovery on inferior ingredients	(950)	—	(828)	—	Note 1
Acquisition consideration adjustment	—		3,400		Note 10
Loss on extinguishment of debt	—	—	16,149	—	Note 12
Project Centennial consulting costs	—	5,068	—	14,044	Note 3
ERP Road Mapping consulting costs	—	3,079	—	3,079
Restructuring and related impairment charges	—	20,100	—	30,635	Note 3
Legal settlements and related costs	23,089	3,011	23,089	6,231	Note 14
Multi-employer pension plan withdrawal costs	3,300	—	3,300	—	Note 17
Pension plan settlement and curtailment (gain) loss	—	(7,153)	—	109,054	Note 17
Other pension plan termination costs	—	—	—	133
	$34,672	$24,105	$72,506	$163,176
•

Business process improvement costs related to the digital strategy initiative — In the second half of Fiscal 2020, we launched a digital strategy initiative to transform our business systems and processes, which includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative.  This initiative is further discussed in the “Digital Strategy Initiative” section below.  Costs related to the digital strategy initiative incurred during the twelve and forty weeks ended October 9, 2021 totaled $9.2 million and $27.4 million, respectively. The costs were primarily for consulting services associated with these activities and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the initiative to be approximately $9 million to $12 million for the remainder of Fiscal 2021. Initial road mapping costs for this initiative were incurred in the third and fourth quarters of Fiscal 2020 and are included in the “ERP Road Mapping consulting costs” in the table above.

•

Recovery on inferior ingredients – In the fourth quarter of Fiscal 2020, we incurred costs of $1.0 million related to receiving inferior ingredients used in the production of certain of our gluten-free products and incurred an additional $0.1 million of these costs in the first quarter of Fiscal 2021.  In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.

Subsequent to the third quarter of Fiscal 2021, the company issued a voluntary recall on certain Tastykake multi-pack cupcakes sold in eight states and certain Tastykake Krimpets distributed to retail customers throughout the U.S. due to the potential presence of tiny fragments of metal mesh wire.  The recall was initiated following notification by a vendor of the possible contamination in a supplied ingredient.  The company cannot currently estimate the impact to our results of operations.

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

•

Project Centennial consulting costs — During the second quarter of Fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  The project was completed at the end of Fiscal 2020.  Consulting costs associated with the project during the twelve and forty weeks ended October 3, 2020 were $5.1 million and $14.0 million, respectively, and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

•

Consulting costs for planning the upgrade of our ERP platform and the broader digital strategy initiative – As discussed above, in the third quarter of the prior year, we began planning for the upgrade of our ERP platform and other system related enhancements (“the ERP road mapping”) and incurred consulting costs associated with these activities.  We completed the ERP road mapping activities in the fourth quarter of Fiscal 2020 and transitioned to the design phase of the project.

•	Restructuring and related impairment charges – The following table details restructuring charges recorded during the twelve and forty weeks ended October 3, 2020 (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 3, 2020	October 3, 2020
Employee termination benefits and other cash charges	$5,996	$7,261
Property, plant, and equipment impairments	611	5,245
Lease termination and lease impairment charges	13,493	13,493
Trademark impairments	—	4,636
Total restructuring and related impairment charges	$20,100	$30,635

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

In order to optimize our distribution network, we vacated certain distribution depots during the third quarter of Fiscal 2020, some of which are owned and others that are leased.  This resulted in the recognition of lease termination charges and lease impairment charges totaling $13.5 million in the third quarter of Fiscal 2020.  These actions are anticipated to reduce lease costs and generate overall efficiency savings.

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

•

Legal settlements and related costs – In the third quarter of Fiscal 2021, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $16.5 million.  The settlement also requires a phased repurchase of approximately 75 distribution rights and the company estimates this cost to be approximately $6.6 million.  The terms of the settlement require court approval.  During the forty weeks ended October 3, 2020, we reached agreements to settle certain distributor-related litigation, including plaintiffs’ attorney fees, in the aggregate amount of $6.2 million.  All of these amounts are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.  We paid $3.2 million of the prior year settlements in the second quarter of Fiscal 2020 and the remaining amounts are reflected in other accrued liabilities on the Condensed Consolidated Balance Sheets.

•

Multi-employer pension plan withdrawal costs (“MEPP costs”) – On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “Fund”) at our Birmingham, Alabama plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal will be effective, and the union participants will be eligible to participate in the Flowers Foods, Inc. 401(k) Retirement Savings Plan, beginning on December 1, 2021.  This resulted in the recognition of a pension plan withdrawal liability of $3.3 million (including transition payments) in our Condensed Consolidated Statements of Income and is reflected in other accrued liabilities on the Condensed Consolidated Balance Sheets.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final Fund assessment.  We anticipate making the transition payments in December of Fiscal 2021 and the withdrawal liability payment in the first half of Fiscal 2022.

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

Additional items affecting comparability:

•

COVID-19 – On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, which led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns at the beginning of the pandemic, we experienced a more favorable shift in sales mix to our branded retail products due to increased at-home consumption of food products.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased and COVID-19 vaccines are now widely available in the U.S., our sales volumes year to date have moderated as compared to the prior year period, which included the peak period of demand for our branded retail products.  Improved price/mix in the current year to date period resulting from favorable pricing we have implemented and the continued favorable shift in mix from store branded retail to branded retail sales has mostly offset the volume declines.  For additional details on the impact of the COVID-19 pandemic on our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

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

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is targeting savings in the range of $30 million to $40 million from these activities in Fiscal 2021.  Additionally, we have completed the planning phase of our multi-year digital strategy initiative and transitioned into the build phase as discussed further below. Currently, the company does not expect COVID-19 to materially impact the foregoing optimization or digital strategy initiatives.

In the fourth quarter of Fiscal 2021, the company anticipates paying appreciation bonuses to our frontline workers and these payments are expected to impact diluted earnings per share approximately $0.01.

Highlights

•

Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source:  IRI Total US MultiOutlet+C-Store 12 Weeks Ending 10/10/21)

•

Our retail sales comprised 79.0% of total sales for the forty weeks ended October 9, 2021 as compared to 80.5% for the forty weeks ended October 3, 2020 and 75.9% for the forty weeks ended October 5, 2019.

•	We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•

We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributor partners to retail and foodservice customers with access to more than 85% of the U.S. population.

•	Nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19 on Our Business

We continue to monitor the impact of the ongoing COVID-19 pandemic on our business operations, results of operations, and liquidity. Our operations may continue to experience disruption due to the continued uncertainty caused by the pandemic, including but not limited to additional variants of the COVID-19 virus (including the Delta variant), new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population and the efficacy of the vaccines, changes in the global and U.S. economic environment, federal vaccine mandates, and changes in pandemic safety policies.

Year to date, our sales were down slightly compared to the prior year, which benefitted from unprecedented growth for our branded retail products at the start of the COVID-19 pandemic in March of Fiscal 2020.  Our current year to date sales were still elevated as compared to our historical pre-pandemic trends as we continued to benefit from the positive mix shift to branded retail products during the ongoing pandemic and favorable pricing.  In addition, as the pandemic has progressed and mandatory shutdowns and restaurant closures across the U.S. have eased, our non-retail sales have been recovering.  We cannot currently estimate the magnitude or the timing of this potential impact due to the volatility of the pandemic. Additionally, if there is a significant shift in mix from branded retail to store branded retail products, we expect that our results of operations, including our net sales, earnings, and cash flows, could be negatively impacted.  For additional discussion on the impact of the pandemic on our results of operations, refer to the “Results of Operations” section below.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to take steps to preserve adequate liquidity during the ongoing pandemic as further discussed in the “Liquidity and Capital Resources” sections below.  As discussed further in the “Digital Strategy Initiative” section below, we are continuing to move forward with the upgrade of our ERP system and other digital strategy initiatives and do not anticipate the pandemic to materially alter the timing of these initiatives.

Our main focus throughout the pandemic has been and continues to be the health and safety of our team members and independent distributor partners. From the start of the pandemic, we have followed the guidance of the U.S. Centers for Disease Control and Prevention (CDC), taking a number of recommended steps to safeguard those in our facilities. These steps included, but are not limited to, monitoring the symptoms of everyone entering our facilities, requiring face coverings, maintaining (where possible) social distancing of six feet, conducting enhanced cleaning and sanitizing of common areas and frequently touched surfaces, performing decontamination of work areas and equipment when there is a confirmed or presumptive case of COVID-19 at a facility, and contact tracing. Company-wide bans on non-essential travel and non-essential visitors at all locations were put into place, corporate offices were closed, and office staff were directed to work remotely. In addition, the company issued regular communications about COVID-19 prevention steps. When COVID-19 vaccinations became available, we shared educational information with our team members and encouraged vaccination for those eligible.

We have followed the guidance issued by the CDC and the U.S. Occupational Safety and Health Administration (OSHA) and modified our face mask and wellness screening policies to align with local, state, and workplace safety regulations. We remain vigilant in reporting COVID-19 cases in our facilities and continue to evaluate our pandemic safety measures as the pandemic evolves. The majority of employees in non-production roles continue to work remotely. We intend to implement a work policy in 2022 addressing guidelines for three distinct work personas: full-time remote, full-time in office, or flex, a combination of the two. In addition, we are developing plans to reopen offices, with an emphasis on in-person collaboration. Several factors influence this planning. These include, but are not limited to, consideration of pandemic safety measures, the rate of vaccinations and the efficacy of the vaccines, the threat of additional COVID-19 variants, and the ability of office staff to work effectively from remote locations. In addition, on November 4, 2021, OSHA issued an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or undergo weekly COVID-19 testing.  Although the impact of these measures on our business and workforce is uncertain, these requirements may result in increased costs and could have an adverse effect on our business, results of operations, and financial condition.

While we have had no temporary production interruptions in Fiscal 2021 due to COVID-19, we could experience such interruptions due to the uncertainty of the pandemic. The potential closure of several of our bakeries across the country at the same time – or in close succession – could negatively affect our ability to meet our production requirements, even if the interruption is temporary. Additionally, unforeseen disruptions in other areas of our operations, including but not limited to procurement of raw materials, transport of our products, or recovery by our foodservice customers, could negatively impact our operations, results of operations, cash flows, and liquidity.

During Fiscal 2021, we have experienced labor shortages at some of our bakeries. A number of factors may continue to adversely affect the labor force available to us, including high employment, federal unemployment subsidies influencing the decision to work, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. In addition, there also are factors that may negatively affect our ability to efficiently operate our production lines or run at full capacity. These might include, but are not limited to, federal vaccine mandates, a labor shortage or increased turnover rates within our workforce that could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 3.9% for the twelve weeks ended October 9, 2021 compared to the same quarter in the prior year, mostly attributable to favorable price/mix and improved promotional efficiency, partially offset by volume declines.  While our non-retail sales continued to recover in the current quarter, these sales have not returned to pre-pandemic levels.

Sales decreased 0.5% for the forty weeks ended October 9, 2021 compared to the same period in the prior year.  The prior year period was particularly strong primarily due to the significant rise in demand for our branded retail products at the beginning of the COVID-19 pandemic.  That impact has moderated as shutdowns have eased, restaurants have reopened, and COVID-19 vaccines have become widely available to the U.S. population.  Additionally, returns of unsold product have increased in the current year as compared to the prior year’s exceptionally low rate of returns resulting from stocking-up behaviors which have moderated. Our non-retail sales increased as compared to the prior year period as lockdowns have ended, restaurants have reopened, and traveling and social gatherings have increased, but are still lower than pre-pandemic levels.

Income from operations for the twelve weeks ended October 9, 2021 was $52.1 million compared to $53.0 million in the prior year quarter.  Higher input and transportation costs, higher legal settlements and related costs, greater marketing investments, and the multi-employer pension plan withdrawal costs in the current year quarter resulted in the decrease quarter over quarter.  These higher costs were mostly offset by sales increases, increased scrap dough income, and lower bonus expense in the current quarter and restructuring and related impairment charges in the prior period.

Income from operations for the forty weeks ended October 9, 2021 was $241.1 million compared to $244.1 million in the prior year period.  The decrease resulted from sales declines, higher consulting costs and legal settlements, and greater investments in marketing in the current year, mostly offset by the prior year restructuring and related impairment charges, short-term incentive compensation paid for appreciation bonuses and higher bonus expense.  Increased income from scrap dough sales and lower bad debt and depreciation and amortization expenses partially offset the overall decrease year over year.

Net income for the twelve weeks ended October 9, 2021 was $38.9 million compared to $44.3 million in the prior year period.  The decrease resulted primarily from decreased income from operations, as discussed above, and a higher effective tax rate in the current year quarter and the pension plan settlement gain in the prior year quarter.

Net income for the forty weeks ended October 9, 2021 was $166.9 million compared to $96.5 million in the prior year period.  The improvement in the current year resulted primarily from the $109.1 million non-cash pension plan settlement and curtailment loss in the prior year in connection with the termination of Plan No. 1, partially offset by the $16.1 million loss on extinguishment of debt recognized in the current year and decreased income from operations year over year.

During the forty weeks ended October 9, 2021, we generated net cash flows from operations of $315.2 million and invested $86.7 million in capital expenditures.  Additionally, we paid $131.5 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million.  On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. During the forty weeks ended October 3, 2020, we generated net cash flows from operations of $364.4 million, invested $68.3 million in capital expenditures, paid $124.9 million in dividends to our shareholders and increased our total indebtedness by $142.5 million to ensure future liquidity given the uncertainty caused by the COVID-19 outbreak on global financial markets and economies.  During the third quarter of Fiscal 2021, we amended the credit facility and the facility to, among other things, extend the maturity dates to July 30, 2026 and September 27, 2023, respectively.

Digital Strategy Initiative

In the second half of Fiscal 2020, we launched a digital strategy initiative to transform how we operate our business.  The primary goals of this new strategic initiative are: (1) enable a more agile business model, empowering the organization by fundamentally redesigning core business processes and our ways of working; (2) embed digital capabilities and transform the way we engage with consumers, customers, and employees; and (3) modernize and simplify our application and technology infrastructure landscape. This initiative includes upgrading our information system to a more robust ERP platform, enabling our business strategies, as well as investments in initial digital domains of ecommerce, autonomous planning, and bakery of the future.

In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies.  The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas.  Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality.

Combined, these digital domains are expected to improve data visibility and efficiencies while automating many of our processes.  When implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision making.

We completed the initial planning and road mapping phase of this multi-year digital transformation at the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021.  During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project.  Additionally, we have transitioned into the implementation phase for the ecommerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 9, 2021 and October 3, 2020, respectively, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020	Dollars	%
Sales	$1,027,800	$989,650	100.0	100.0	$38,150	3.9
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	515,078	497,659	50.1	50.3	17,419	3.5
Selling, distribution and administrative expenses	426,575	386,739	41.5	39.1	39,836	10.3
Recovery on inferior ingredients	(950)	—	(0.1)	—	(950)	NM
Restructuring and related impairment charges	—	20,100	—	2.0	(20,100)	NM
Multi-employer pension plan withdrawal costs	3,300	—	0.3	—	3,300	NM
Depreciation and amortization	31,680	32,162	3.1	3.2	(482)	(1.5)
Income from operations	52,117	52,990	5.1	5.4	(873)	(1.6)
Other components of net periodic pension and postretirement benefits credit	(94)	(72)	(0.0)	(0.0)	(22)	NM
Pension plan settlement gain	—	(7,153)	—	(0.7)	7,153	NM
Interest expense, net	1,311	2,755	0.1	0.3	(1,444)	(52.4)
Income before income taxes	50,900	57,460	5.0	5.8	(6,560)	(11.4)
Income tax expense	12,048	13,113	1.2	1.3	(1,065)	(8.1)
Net income	$38,852	$44,347	3.8	4.5	$(5,495)	(12.4)
Comprehensive income	$34,909	$54,485	3.4	5.5	$(19,576)	(35.9)

NM	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 9, 2021 and October 3, 2020, respectively, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020	Dollars	%
Sales	$3,347,277	$3,364,955	100.0	100.0	$(17,678)	(0.5)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,662,716	1,674,565	49.7	49.8	(11,849)	(0.7)
Selling, distribution and administrative expenses	1,336,255	1,305,678	39.9	38.8	30,577	2.3
Recovery on inferior ingredients	(828)	—	(0.0)	—	(828)	NM
Restructuring and related impairment charges	—	30,635	—	0.9	(30,635)	NM
Multi-employer pension plan withdrawal costs	3,300	—	0.1	—	3,300	NM
Depreciation and amortization	104,685	110,005	3.1	3.3	(5,320)	(4.8)
Income from operations	241,149	244,072	7.2	7.3	(2,923)	(1.2)
Other components of net periodic pension and postretirement benefits credit	(312)	(1)	(0.0)	(0.0)	(311)	NM
Pension plan settlement and curtailment loss	—	109,054	—	3.2	(109,054)	NM
Interest expense, net	6,582	8,938	0.2	0.3	(2,356)	(26.4)
Loss on extinguishment of debt	16,149	—	0.5	—	16,149	NM
Income before income taxes	218,730	126,081	6.5	3.7	92,649	NM
Income tax expense	51,865	29,587	1.5	0.9	22,278	NM
Net income	$166,865	$96,494	5.0	2.9	$70,371	NM
Comprehensive income	$163,188	$204,118	4.9	6.1	$(40,930)	(20.1)

NM	Not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 9, 2021 COMPARED TO TWELVE WEEKS ENDED OCTOBER 3, 2020

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020	Dollars	%
Branded retail	$689,055	$657,480	67.0	66.4	$31,575	4.8
Store branded retail	124,593	136,098	12.1	13.8	(11,505)	(8.5)
Non-retail and other	214,152	196,072	20.9	19.8	18,080	9.2
Total	$1,027,800	$989,650	100.0	100.0	$38,150	3.9

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	6.4
Volume	(2.5)
Total percentage change in sales	3.9

Sales increased quarter over quarter mainly due to favorable pricing and continued positive shift in mix from store branded retail to branded retail sales.  Volume decreases resulted from declines in store branded retail sales and, to a lesser extent, branded retail sales as the level of at-home food consumption resulting from the on-going COVID-19 pandemic has moderated and we continue to execute on our strategy to optimize our sales portfolio.  Continued recovery of foodservice sales mitigated the volume decline as away-from-home food consumption increased compared to the prior period, though this trend may not continue given the uncertainty caused by the ongoing pandemic.  The promotional environment has remained relatively stable in the third quarter of Fiscal 2021 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded retail sales increased quarter over quarter due to favorable price/mix and improved promotional efficiency, partially offset by volume declines as at-home food consumption has continued to moderate since the peak period of the COVID-19 pandemic in the prior year period.  The volume declines were mostly attributable to branded traditional loaf breads and branded cake and were partially offset by continued volume growth for our DKB and Canyon Bakehouse branded products.  While branded traditional loaf bread volumes were lower than the comparable period, they were elevated as compared to historical pre-pandemic levels.

The decrease in store branded retail sales primarily resulted from volume declines for store branded breads, buns and rolls as consumers have continued to shift to branded retail products.  Increased sales of store branded cake and gluten-free items partially offset the overall decline.  Sales of our store branded retail products had been declining prior to the pandemic and we have experienced an acceleration of this trend during the pandemic due to growth in e-commerce sales and successful execution of our strategy to prioritize a more favorable sales mix of branded retail sales.  During the current quarter, we continued to make marketing investments to target e-commerce sales.

Non-retail sales continued to recover compared to the significant declines experienced in the prior year quarter due to restaurant and school closures during that time, however, these sales have not returned to their pre-pandemic levels. Additionally, favorable price/mix in the current year contributed to the increase in non-retail sales.

We anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to Fiscal 2021 being comprised of fifty-two weeks as compared to fifty-three weeks for Fiscal 2020 which will impact the year over year sales comparison in the fourth quarter and for the full year.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 9, 2021 % of Sales	October 3, 2020 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	28.1	28.2	(0.1)
Workforce-related costs	14.9	15.0	(0.1)
Other	7.1	7.1	—
Total	50.1	50.3	(0.2)

Costs as a percent of sales were lower quarter over quarter due to sales increases from favorable price/mix, and the prior year period included $1.9 million of start-up costs related to the conversion of our Lynchburg, Virginia facility to an organic bakery.  The start-up costs were largely workforce-related and we completed the bakery conversion at the end of the third quarter of Fiscal 2020.  A more favorable sales price/mix mitigated higher costs for ingredient and packaging items but was partially offset by decreases in outside purchases of product (sales with no associated ingredient costs).  Although workforce-related costs were relatively unchanged as a percent of sales quarter over quarter, the competitive labor market continues to impact our operations and we expect this trend to continue.  The Other line item reflects the decrease in outside purchases of product and was offset by decreases in manufacturing efficiencies and the impact of timing differences of the sell-through of food service inventories.

Ingredients and packaging materials periodically experience price fluctuations and we continually monitor these markets.  Ingredient and packaging costs are currently experiencing significant volatility and are expected to be volatile to us for the remainder of Fiscal 2021 and into Fiscal 2022. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 9, 2021 % of Sales	October 3, 2020 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.1	11.2	(0.1)
Distributor distribution fees	14.9	15.3	(0.4)
Other	15.5	12.6	2.9
Total	41.5	39.1	2.4

Distributor distribution fees decreased as a percent of sales primarily due to the shift in sales mix which resulted in a smaller portion of our sales being made through IDPs, however this decrease was more than offset by the rise in transportation costs which is reflected in the Other line item.  The increase in the Other line in the table above reflects increased marketing investments and higher transportation costs in the current quarter.  Additionally, legal settlements and related costs in the current quarter were $23.1 million compared to $3.0 million in the prior year quarter and business process improvement consulting costs incurred during the quarter were $9.2 million associated with ongoing digital strategy initiatives.  These items were partially offset by consulting costs associated with Project Centennial and the ERP road mapping in the prior year quarter of $5.1 million and $3.1 million, respectively.  Sales increases and higher prices for scrap dough sales in the current quarter partially offset these higher costs.  See the “Matters Affecting Comparability” section above for a discussion of the legal settlements and project-related consulting costs.  Additionally, see Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Recovery on Inferior Ingredients, Restructuring and Related Impairment Charges, and Multi-Employer Pension Plan Withdrawal Costs

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was lower in dollars and as a percent of sales primarily due to a change in the contractual terms with a transportation entity that transports a significant portion of our fresh bakery products no longer qualifying for treatment as an embedded lease as of the end of Fiscal 2020, partially offset by assets being placed in service.

Income from Operations

Income from operations decreased as a percent of sales for the twelve weeks ended October 9, 2021 compared to the twelve weeks ended October 3, 2020 mostly due to increased selling, distribution, and administrative expenses and the multi-employer pension plan withdrawal costs in the current quarter, partially offset by sales increases and the prior year restructuring and related impairment charges, as discussed above.

Pension Plan Settlement Gain

Refer to the discussion in the “Matters Affecting Comparability” section above regarding this item.

Net Interest Expense

Net interest expense decreased in dollars and as a percent of sales quarter over quarter due to the lower interest rate on the 2031 notes as compared to the 2022 notes which were redeemed in the first quarter of Fiscal 2021 and lower average amounts outstanding under our borrowing arrangements, partially offset by a decrease in interest income.

Income Tax Expense

The effective tax rate for the twelve weeks ended October 9, 2021 was 23.7% compared to 22.8% in the prior year quarter.  The increase in the rate quarter over quarter was primarily due to the impact of discrete state credits recognized in the third quarter of the prior year. For the current and prior year quarter, the primary differences in the effective rate and statutory rate were state income taxes including the recognition of discrete state credits.  The American Rescue Plan Act (ARP Act) and Consolidated Appropriations Act, 2021 (CAA Act) enacted on March 11, 2021 and December 27, 2020 did not have a material impact on the effective tax rate for the third quarter of Fiscal 2021 and there is no anticipated material impact on the effective tax rate in future periods.  As discussed in the “Liquidity and Capital Resources” section below, in the prior year the company deferred certain tax payments to future periods under the CARES Act.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and the decrease in net earnings quarter over quarter.

FORTY WEEKS ENDED OCTOBER 9, 2021 COMPARED TO FORTY WEEKS ENDED OCTOBER 3, 2020

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020	Dollars	%
Branded retail	$2,225,648	$2,237,374	66.5	66.5	$(11,726)	(0.5)
Store branded retail	418,038	470,956	12.5	14.0	(52,918)	(11.2)
Non-retail and other	703,591	656,625	21.0	19.5	46,966	7.2
Total	$3,347,277	$3,364,955	100.0	100.0	$(17,678)	(0.5)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	4.2
Volume	(4.7)
Total percentage change in sales	(0.5)

Sales decreased year over year mainly due to the significant rise in demand for our branded retail products experienced during the peak period of the COVID-19 pandemic in the prior year period resulting from consumers shifting to mostly at-home consumption.  This increased demand for branded retail products in the prior year period more than offset the significant decline in foodservice sales during that time.  Additionally, returns of unsold product have increased in the current period as compared to the prior year’s exceptionally low rate of returns resulting from stocking-up behaviors which have largely moderated.  As shutdowns have ended, restaurants have reopened (though some capacity restrictions and social distancing requirements remain in place), and COVID-19 vaccines, which became available in the first quarter of Fiscal 2021, are widely available to the U.S. population, our foodservice sales have been recovering.  This combined with a more favorable price/mix in the current year period partially offset the sales decrease.  The promotional environment has remained relatively stable through the third quarter of Fiscal 2021 as compared to the same period in the prior year, however, this trend may not continue in future periods.

Branded retail sales were lower compared to the significant increase experienced in the prior year period as a result of the onset of the pandemic but were still significantly higher than our historical pre-pandemic levels.  This decline was mostly mitigated by the benefit from the shift in mix from store branded retail to branded retail sales and positive pricing.  Sales of our branded traditional loaf breads experienced the largest declines as we focused production on these items in the prior year to quickly meet heightened customer demand caused by the shift to mostly at-home consumption at the onset of the pandemic.  Sales of our DKB and Canyon Bakehouse branded products continued to increase and partially offset the branded retail sales decline.

The decrease in store branded retail sales resulted from volume declines for store branded breads, buns and rolls as consumers have continued to shift to branded retail products, partially offset by increased sales of store branded cake and gluten-free products.  Sales of our store branded retail products had been declining prior to the pandemic and we have experienced an acceleration of this trend during the pandemic due to growth in e-commerce sales, combined with successfully executing our strategy to prioritize a more favorable sales mix of branded retail sales.  During the current year, we continued to make marketing investments to target e-commerce sales.

As discussed above, our non-retail sales have been recovering in the current year period compared to the significant declines experienced in the prior year period due to restaurant closings and shutdowns but have not returned to pre-pandemic levels. Improved price/mix also contributed to the current year increase but was partially offset by declines in sales of unsold products through our outlet stores.

We anticipate our Fiscal 2021 sales will be lower than Fiscal 2020 sales due to Fiscal 2021 being comprised of fifty-two weeks as compared to fifty-three weeks for Fiscal 2020 which will impact the year over year sales comparison in the fourth quarter and for the full year.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 9, 2021 % of sales	October 3, 2020 % of sales	(Decrease) as a % of sales
Ingredients and packaging	27.7	27.4	0.3
Workforce-related costs	14.8	14.9	(0.1)
Other	7.2	7.5	(0.3)
Total	49.7	49.8	(0.1)

Costs as a percent of sales were relatively consistent with the prior year period as we continued to benefit from the favorable mix shift from store-branded retail products to branded retail products which resulted from the ongoing COVID-19 pandemic and executing on our strategy to be a more brands-focused company.  We also realized improvement in our cake operations.  Furthermore, the prior year period included $4.1 million of short-term incentive compensation and $5.1 million of start-up costs related to the conversion of our Lynchburg, Virginia facility to an organic bakery and these costs were largely workforce-related.  We completed the bakery conversion at the end of the third quarter of Fiscal 2020.  This was partially offset by increased ingredient and packaging costs and a competitive labor market.  Ingredient and packaging costs were impacted by reduced outside purchases of product (sales with no associated ingredient costs), input cost inflation, and increased returns of unsold product year over year, partially offset by improved sales price/mix. The Other line item mostly reflects the decrease in outside purchases of product year over year, partially offset by lower production volumes in the current year period.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 9, 2021 % of sales	October 3, 2020 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.3	11.3	—
Distributor distribution fees	15.0	15.4	(0.4)
Other	13.6	12.1	1.5
Total	39.9	38.8	1.1

Distributor distribution fees decreased as a percent of sales primarily due to the shift in sales mix which resulted in a smaller portion of our sales being made through IDPs in the current year, however the decrease was mostly offset by higher transportation costs which is reflected in the Other line item.  The increase in the Other line in the table above reflects lower sales, increased marketing investments, higher transportation costs, and business process improvement consulting costs incurred during the current year of $27.4 million associated with ongoing digital strategy initiatives.  Additionally, in the current year period, we incurred $23.1 million of legal settlement and related charges and $3.4 million for the acquisition consideration adjustment, both discussed in the “Matters Affecting Comparability” section above.  These items were somewhat offset by $14.0 million of consulting costs associated with Project Centennial, $3.1 million of ERP road mapping consulting costs, and $6.2 million of legal settlements in the prior year period, all of which are discussed in the “Matters Affecting Comparability” section above.  Also, higher prices for scrap dough sales in the current year and additional bad debt allowances recorded for our foodservice customers in the prior year of $2.7 million partially offset the increased costs.  See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding legal settlements.

Recovery on Inferior Ingredients, Restructuring and Related Impairment Charges, and Multi-Employer Pension Plan Withdrawal Costs

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

Income from Operations

Income from operations decreased slightly as a percent of sales for the forty weeks ended October 9, 2021 compared to the forty weeks ended October 3, 2020 mostly due to sales declines and increases in selling, distribution, and administrative expenses in the current year, partially offset by prior year restructuring and related impairment charges.

Pension Plan Settlement and Curtailment Loss

We recognized $109.1 million of non-cash pension plan termination charges in the prior year period composed of a settlement charge of $104.8 million and a curtailment loss of $4.3 million as discussed in the “Matter Affecting Comparability” section above.

Net Interest Expense

Net interest expense (exclusive of the portion related to the loss on extinguishment of debt discussed below) decreased year over year due to lower average amounts outstanding under our borrowing arrangements and the lower interest rate on the 2031 notes as compared to the 2022 notes which were redeemed in the first quarter of Fiscal 2021, partially offset by a decrease in interest income.

Loss on Extinguishment of Debt

In the first quarter of Fiscal 2021, we completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense

The effective tax rate for the forty weeks ended October 9, 2021 was 23.7% compared to 23.5% in the prior year period.  For the current and prior year period, the primary differences in the effective rate and statutory rate were state income taxes including the recognition of discrete state credits.  The American Rescue Plan Act (ARP Act) and Consolidated Appropriations Act, 2021 (CAA Act) enacted on March 11, 2021 and December 27, 2020 did not have a material impact on the effective tax rate for the first half of Fiscal 2021 and there is no anticipated material impact on the effective tax rate in future periods.  As discussed in the “Liquidity and Capital Resources” section below, in the prior year, the company deferred certain tax payments to future periods under the CARES Act.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from recognizing the pension settlement and curtailment loss in earnings in the prior year in conjunction with the pension plan termination and the changes in the fair value of derivatives, partially offset by the increase in net earnings year over year.

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the forty weeks ended October 9, 2021, the COVID-19 pandemic could significantly impact our ability to generate future cash flows and we continue to evaluate various potential COVID-19-related business risks.  Those potential risks include the possibility of future economic downturns which could result in a significant shift away from our branded retail products to store branded products, foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

In light of the potential risks associated with the ongoing pandemic, the company has taken actions to safeguard its capital position.  We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations.  The ongoing COVID-19 pandemic remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company had total available liquidity of $986.4 million as of October 9, 2021, consisting of cash on hand and the available balances under the credit facility and the facility.

Liquidity Discussion for the Forty Weeks Ended October 9, 2021 and October 3, 2020

Cash and cash equivalents were $307.5 million at October 9, 2021 which was consistent with the balance at January 2, 2021 and was significantly higher than historical pre-pandemic levels. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 9, 2021	October 3, 2020	Change
Cash provided by operating activities	$315,223	$364,436	$(49,213)
Cash disbursed for investing activities	(81,714)	(52,587)	(29,127)
Cash (disbursed for) provided by financing activities	(233,462)	2,938	(236,400)
Total change in cash	$47	$314,787	$(314,740)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	Change
Depreciation and amortization	$104,685	$110,005	$(5,320)
Restructuring and related impairment charges	—	21,310	(21,310)
(Gain) loss reclassified from accumulated other comprehensive income to net income	(1,055)	2,224	(3,279)
Allowances for accounts receivable	5,880	11,050	(5,170)
Stock-based compensation	16,768	9,669	7,099
Deferred income taxes	(1,294)	(34,083)	32,789
Pension and postretirement plans cost	694	109,929	(109,235)
Other non-cash items	4,971	4,031	940
Net non-cash adjustment to net income	$130,649	$234,135	$(103,486)

•	The change in deferred income taxes was primarily due to the termination of Plan No. 1 in the first quarter of Fiscal 2020.
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

Net changes in working capital and pension plan contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	Change
Changes in accounts receivable, net	$(5,961)	$(37,498)	$31,537
Changes in inventories, net	(8,200)	(3,224)	(4,976)
Changes in hedging activities, net	(1,002)	6,105	(7,107)
Changes in other assets and accrued liabilities, net	(4,045)	51,513	(55,558)
Changes in accounts payable, net	36,917	24,511	12,406
Qualified pension plan contributions	—	(7,600)	7,600
Net changes in working capital and pension plan contributions	$17,709	$33,807	$(16,098)

•	Changes in accounts receivable, inventories, and accounts payable were mainly attributable to the significant rise in demand for our products in the prior year as a result of the COVID-19 pandemic.
•

Hedging activities change from market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur as part of our hedging program.

•

The change in other assets primarily resulted from changes in income tax receivable balances and prepaid assets year over year.  Changes in employee compensation accruals, legal settlement accruals, and payroll taxes payable primarily resulted in the change in other accrued liabilities.  During the first quarter of Fiscal 2021 and Fiscal 2020, we paid $64.6 million and $18.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $0.4 million and $0.2 million was paid during the first quarter of Fiscal 2021 and Fiscal 2020, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 9, 2021, we incurred $23.1 million of costs associated with legal settlements and related costs (of which $21.2 million is included in other accrued liabilities as of October 9, 2021 and the remainder as a contra account to other assets) and paid $8.7 million of legal settlements, all of which had been accrued for in prior periods.  In the prior year period, we accrued $6.2 million of legal settlements and paid $3.2 million.  Under the CARES Act, the company deferred approximately $30.0 million of the employer share of the Social Security tax for the period from the beginning of the second quarter of Fiscal 2020 through December 31, 2020, of which $15.0 million will be paid by December 31, 2021 and the remaining amount by December 31, 2022.

•

During the forty weeks ended October 3, 2020, the company transferred $6.4 million in cash to Plan No.1 to ensure that sufficient assets were available for the lump sum payments and annuity purchases, made up of a $1.4 million cash contribution and an unsecured, short-term, interest-free loan to Plan No. 1 of $5.0 million.  In the third quarter of Fiscal 2020, the company finalized its group annuity contract for Plan No. 1 and reversed the $6.4 million cash contribution since the cash was no longer needed to sufficiently cover the obligations of the transaction. The company made a voluntary defined benefit plan pension contribution of $7.6 million to Plan No. 2 in the third quarter of Fiscal 2020.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 9, 2021 and October 3, 2020, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	Change
Purchases of property, plant, and equipment	$(86,723)	$(68,270)	$(18,453)
Principal payments from notes receivable, net of repurchases of independent distributor territories	11,638	13,897	(2,259)
Proceeds from sale of property, plant and equipment	2,525	1,700	825
Acquisition of trademarks	(10,200)	—	(10,200)
Other	1,046	86	960
Net cash disbursed for investing activities	$(81,714)	$(52,587)	$(29,127)

•	We currently anticipate capital expenditures of $125 million to $135 million for Fiscal 2021 (inclusive of expenditures for the ERP upgrade and related digital strategy initiatives).

Cash Flows (Disbursed for) Provided by Financing Activities. The table below presents net cash (disbursed for) provided by financing activities for the forty weeks ended October 9, 2021 and October 3, 2020, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 9, 2021	October 3, 2020	Change
Dividends paid	$(131,510)	$(124,948)	$(6,562)
Payment of financing fees	(5,811)	(206)	(5,605)
Stock repurchases	(9,510)	(783)	(8,727)
Change in bank overdrafts	(3,462)	(2,432)	(1,030)
Payment of contingent consideration	—	(4,700)	4,700
Net change in debt obligations	(81,858)	142,500	(224,358)
Payments on financing leases	(1,311)	(6,493)	5,182
Net cash (disbursed for) provided by financing activities	$(233,462)	$2,938	$(236,400)

•	Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 9, 2021 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 20, 2021	September 3, 2021	September 17, 2021	$0.2100	$44,468
May 27, 2021	June 10, 2021	June 24, 2021	$0.2100	$44,468
February 19, 2021	March 5, 2021	March 19, 2021	$0.2000	$42,340

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

•

We paid financing costs associated with the issuance of the 2031 notes in the first quarter of Fiscal 2021 and for the amendments of the facility and credit facility in the third quarter of Fiscal 2021.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 9, 2021, we repurchased 406,840 shares of our common stock for $9.5 million under a share repurchase plan approved by our Board of Directors.  A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon Bakehouse acquisition completed at the end of Fiscal 2018.
•	See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 9, 2021 and January 2, 2021, respectively.  For additional information regarding our debt and right-of-use lease obligations, see Note 4, Leases, and Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 9, 2021	January 2, 2021	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$493,036	$—	Fixed Rate	2031
2026 notes	397,144	396,705	Fixed Rate	2026
2022 notes	—	399,398
Credit facility	—	50,000	Variable Rate	2026
Accounts receivable securitization facility	—	114,000	Variable Rate	2023
Right-of-use lease obligations	352,331	345,762		2036
	1,242,511	1,305,865
Less: Current maturities of long-term debt and right- of-use lease obligations	(55,774)	(51,908)
Long-term debt and right-of-use lease obligations	$1,186,737	$1,253,957

Total stockholders' equity
Total stockholders' equity	$1,411,930	$1,372,994

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

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, both the facility and credit facility were repaid with proceeds from the issuance of the 2031 notes and cash flows from operations.  We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to the ongoing COVID-19 pandemic.  During the third quarter of Fiscal 2021, we amended the credit facility to, among other things, extend the maturity date to July 30, 2026 and amended the facility to, among other things, extend the maturity date to September 27, 2023.  See Note 12, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  There is no current portion payable over the next year for these obligations.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 9, 2021:

	Amount Available	For the Forty Weeks Ended October 9, 2021
	for Withdrawal at	Highest	Lowest
Facility	October 9, 2021	Balance	Balance
	(Amounts in thousands)
The facility	$187,300	$114,000	$—
The credit facility (1)	491,600	50,000	—
	$678,900

(1)	Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the forty weeks ended October 9, 2021, the company did not make any revolving borrowings and repaid $50.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 9, 2021, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR and sufficient LIBOR successor rate provisions to cover the discontinuance of LIBOR.  The company continues to monitor the progression of LIBOR discontinuation and the recommendation for an alternative interest rate benchmark.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 9, 2021, 406,840 shares, at a cost of $9.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 9, 2021, 68.8 million shares, at a cost of $652.9 million, have been repurchased.

Off-Balance Sheet Arrangements

At October 9, 2021, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 9, 2021, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $7.5 million, based on quoted market prices.  Of this amount, approximately $0.8 million relates to instruments that will be utilized in Fiscal 2021 and $6.7 million in Fiscal 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 9, 2021, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended October 9, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

A material negative change in our relationship with the independent distributor partners could negatively affect our business. Such changes could result from litigation or one or more adverse rulings by courts or regulatory or governmental bodies in any of the jurisdictions in which we operate regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributor partners, or an adverse judgment against the company for actions taken by the independent distributor partners. In addition, these changes could result from regulatory developments based on the manner in which the U.S. Department of Labor applies the Fair Labor Standards Act. Any of these developments could materially and negatively affect our financial condition, results of operations and cash flows.

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

The extent to which the spread of COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and additional variants, its severity, the actions to contain the virus or treat its impact, including the distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the nature and scope of federal vaccine mandates are uncertain and could lead to increased costs and have an adverse effect on our business, results of operations, and financial condition. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, results of operations and financial condition.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced labor shortages at some of our bakeries. A number of factors may adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, immigration, and federal vaccine mandates. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our bakeries and bread lines or otherwise operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

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

During the twelve weeks ended October 9, 2021, 360,222 shares, at a cost of $8.5 million, of the company’s common stock were repurchased under the share repurchase plan.  During the forty weeks ended October 9, 2021, 406,840 shares, at a cost of $9.5 million, of the company’s common stock were repurchased under the share repurchase plan.  From the inception of the share repurchase plan through October 9, 2021, 68.8 million shares, at a cost of $652.9 million, have been repurchased.  The company currently has 5.8 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended October 9, 2021 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 18, 2021 — August 14, 2021	—	—	—	6,109
August 15, 2021 — September 11, 2021	—	—	—	6,109
September 12, 2021 — October 9, 2021	360	23.46	360	5,749
Total	360		360

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

10.1	**	—

Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as existing administrative agent, the swingline lender and issuing lender, and Deutsche Bank Trust Company Americas, as successor administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated August 2, 2021, File No. 1-16247).

10.2	*	—

Ninth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 23, 2021, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended October 9, 2021.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 9, 2021 has been formatted in Inline XBRL.

*	Filed herewith
**

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  The company will furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request.

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

Date: November 12, 2021