Form 10-K
period 2022-01-01
FLOWERS FOODS INC
filed 2022-02-23
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 17, 2021, was $4,982,859,803.

The number of shares of the registrant’s Common Stock outstanding as of February 17, 2022 was 211,536,622.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 26, 2022, which is expected to be filed with the Securities and Exchange Commission on or about April 12, 2022, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Atlanta, Georgia

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

•

the ultimate impact of the COVID-19 pandemic and future responses and/or measures taken in response thereto, including, but not limited to, new and emerging variants of the virus and the efficacy and distribution of vaccines, which are highly uncertain and are difficult to predict;

•	the loss or financial instability of any significant customer(s), including as a result of product recalls or safety concerns related to our products;
•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store branded products;
•	the level of success we achieve in developing and introducing new products and entering new markets;
•	our ability to implement new technology and customer requirements as required;
•	our ability to operate existing, and any new, manufacturing lines according to schedule;
•	our ability to implement and achieve our environmental, social, and governance goals in accordance with suppliers, regulations, and customers;
•

our ability to execute our business strategies which may involve, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure;

•	consolidation within the baking industry and related industries;
•	changes in pricing, customer and consumer reaction to pricing actions (including decreased volumes), and the pricing environment among competitors within the industry;
•	our ability to adjust pricing to offset, or partially offset, inflationary pressure on the cost of our products;
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
•

the failure of our information technology (“IT”) systems to perform adequately, including any interruptions, intrusions or security breaches of such systems or risks associated with the planned implementation of the upgrade of our enterprise resource planning (“ERP”) system; and

•

the potential impact of climate change on the company, including physical and transition risks, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms.

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

COVID-19

We continue to monitor the impact of the ongoing COVID-19 pandemic on our business operations, results of operations, and liquidity. Our operations may continue to experience disruption due to the continued uncertainty caused by the pandemic, including but not limited to additional variants of the COVID-19 virus, new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population and the efficacy of the vaccines, changes in the global and U.S. economic environment, and changes in pandemic safety policies.

In recognition and support of our frontline workers, we paid a total of $5.2 million and $12.3 million in appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers in Fiscal 2021 and 2020, respectively.  These appreciation bonuses are in addition to the company’s annual performance-based cash incentive plan, in which all Flowers employees participate.

Our Fiscal 2021 sales declined compared to Fiscal 2020 primarily due to the additional week in the prior year.  Fiscal 2020 benefitted from the significant rise in demand for our branded retail products at the beginning of the COVID-19 pandemic, as well as positive shifts in mix throughout the year and the additional week. Comparatively, Fiscal 2021 benefitted from favorable pricing, a continued positive shift in mix from store branded retail to branded retail products, and a partial recovery in non-retail sales. As steps to mitigate the pandemic have waned, including the easing of mandatory shutdowns and restaurant closures, our non-retail sales have been recovering.  Compared to our historical pre-pandemic sales, our Fiscal 2021 sales were elevated as we continued to benefit from the positive mix shift to branded retail products and favorable pricing, partially offset by volume declines.  The unpredictability of the pandemic makes forecasting this recovery in non-retail sales difficult, but such a recovery or a significant shift in mix from branded retail to store branded retail products could negatively impact our results of operations, including our net sales, earnings, and cash flows.  For additional discussion on the impact of the pandemic on our results of operations, refer to Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to take steps to preserve adequate liquidity during the ongoing pandemic as further discussed in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.  As discussed further in the “Transformation Strategy Initiatives” section below, we are continuing to move forward with the ERP system upgrade and our digital strategy initiatives and do not anticipate the pandemic to materially alter the timing of these initiatives.

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

We have followed the guidance issued by the CDC and the U.S. Occupational Safety and Health Administration (OSHA) and modified our face mask and wellness screening policies to align with local, state, and workplace safety regulations. We remain vigilant in reporting COVID-19 cases in our facilities and continue to evaluate our pandemic safety measures as the pandemic evolves. The majority of employees in non-production roles continue to work remotely. We intend to implement a work policy in 2022 addressing guidelines for three distinct work personas: full-time remote, full-time in office, or flex, a combination of the two. These plans may be impacted by, among other things, consideration of pandemic safety measures, the rate of vaccinations and the efficacy of the vaccines, the threat of additional COVID-19 variants, and the ability of office staff to work effectively from remote locations. Although the impact of these measures, or any other measures adopted by governmental authorities, on our business and workforce is uncertain, these requirements may result in increased costs and could have an adverse effect on our business, results of operations, and financial condition.

While we have had no temporary production interruptions in Fiscal 2021 due to COVID-19, such interruptions are possible in the future due to the uncertainty of the pandemic. The potential closure of several of our bakeries across the country at the same time – or in close succession – could negatively affect our ability to meet our production requirements, even if the interruption is temporary. Additionally, unforeseen disruptions in other areas of our operations, including but not limited to procurement of raw materials, transport of our products, or recovery by our foodservice customers, could negatively impact our operations, results of operations, cash flows, and liquidity.

During Fiscal 2021, we have experienced labor shortages at some of our bakeries. A number of factors may continue to adversely affect the labor force available to us, including high employment and government regulations. Other factors that may negatively affect our ability to efficiently operate our production lines or run at full capacity might include, but are not limited to, a labor shortage or increased turnover rates within our workforce that could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Strategic Initiatives

We are a brand-focused company dedicated to the consumer and committed to growing our most profitable brands through innovation, market expansion, and prudent mergers and acquisitions (“M&A”).  Our strategic priorities and our long-term goals are as follows:

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

The key to our success in achieving our goals is our talented and dedicated team.  We recognize the importance of investing in our people as further discussed in the “Human Capital Resources” section below, which details how we attract, retain, and develop our team.  Additionally, we recognize the importance of realigning people and responsibilities in successfully implementing our long-term strategies.  This realignment can take the form of organizational changes or providing crucial tools, including investments in our information systems.  During Fiscal 2020, we implemented organizational changes to better align the team to our new strategies, hired new team members with unique expertise and insight, and created the transformation office.  The transformation office is a cross-functional team responsible for over-overseeing the implementation of our strategic priorities, including our digital and ERP initiatives, which are discussed in more detail under the “Transformation Strategy Initiatives” section below.

A major focus of our long-term strategy is to evolve our sales portfolio to higher margin, value-added branded retail products that we expect will generate top line growth and improve overall profitability. We expect an optimized portfolio will drive share gains by targeting growth segments with new, innovative products.  We have established clear roles for the brands and product lines within our portfolio to enable more targeted decision-making on brand investment.  Over the past several years, we have completed brand rationalization initiatives resulting in a more streamlined brand and product assortment, reduced brand portfolio complexity, and increased efficiency.  In Fiscal 2020, our sales mix shifted to more profitable branded retail products due to increases in at-home dining resulting from COVID-19, which led to increased sales and operating income, further illustrating the potential of an optimized portfolio.  In Fiscal 2021, we have continued to benefit from this positive shift in sales mix.

As we implement our targeted sales portfolio strategy, the flexibility of our production and distribution systems allows us to pivot capacity to meet this changing demand.  As an example, in Fiscal 2020, we repurposed bakery assets at our Lynchburg, Virginia facility, converting it to an all-organic bakery to meet rising demand for our DKB products and to better serve east coast markets with fresher product and reduce distribution costs.  Also, we believe our flexible bakery system has been crucial in navigating demand changes caused by the pandemic as we have been able to quickly shift production to high demand products and adjust distribution where needed. We are continuing to optimize our distribution system by reducing network complexity through depot consolidation and reducing transport miles.

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

Transformation Strategy Initiatives

In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business.  The primary goals of these new initiatives are: (1) enable a more agile business model, empowering the organization by fundamentally redesigning core business processes and our ways of working; (2) embed digital capabilities and transform the way we engage with our consumers, customers and employees; and (3) modernize and simplify our application and technology infrastructure landscape, inclusive of the upgrade of our ERP system.  We completed the initial planning and road mapping phase of these multi-year transformation initiatives at the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021.

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, and bakery of the future.  In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies.  The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas.  Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality.

Combined, these digital domains are expected to improve data visibility and efficiencies while automating many of our processes.  When fully implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021.

ERP Upgrade

This initiative includes upgrading our information system to a more robust platform and is expected to improve data management and efficiencies while automating many of our processes.  During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project.  We transitioned into the build phase of the project in the beginning of Fiscal 2022.

We expect this initiative will require significant capital investment and expense over the next several years.  See Item 1A., Risk Factors, “We may experience difficulties in designing and implementing the upgrade of our ERP system.”

Segment

Since the beginning of Fiscal 2019, we have managed our business as one operating segment.  The company concluded it has one operating segment based on the nature of the products the company sells, its intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.  Beginning with the first quarter of Fiscal 2019, the comparative periods have been presented on a consolidated basis due to the change to a single operating segment.  See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information about our operating segment.

Brands & Products

We report our sales as branded retail, store branded retail, or non-retail and other.  The non-retail and other category includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing.  The chart below presents our Fiscal 2021 sales by sales category (source:  internal sales data warehouse (“SDW”); amounts may not compute due to rounding).

Flowers Foods Sales Mix
NON-RETAIL/ OTHER 21%
STORE BRANDED RETAIL 12%
BRANDED RETAIL 67%
BRANDED RETAIL
STORE BRANDED RETAIL
NON-RETAIL/ OTHER

Our brands are some of the best-known in the U.S. fresh packaged bread industry and many of them hold leading market positions in the categories in which they compete.  We believe having a well-diversified portfolio of brands allows us to be more competitive in the marketplace and appeal to a broader range of consumers. Our principal products are breads, buns, rolls, snack cakes, and tortillas.  The table below presents the major brands within our diversified brand portfolio:

Strategic Positioning	Key Brands
Mainstream	Nature's Own, Wonder, Tastykake
Organic	Dave's Killer Bread
Gluten Free	Canyon Bakehouse

Brand Highlights

•	Nature’s Own is the best-selling loaf bread in the U.S. Nature’s Own’s sales, at retail, were $1.3 billion for Fiscal 2021.
•

Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) in the U.S. Fresh Packaged Bread category based on dollars and units.  Nature’s Own Butterbread is the #2 UPC in the loaf category based on dollars and units. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/26/21)

•

DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments (Loaf, Bagels, Breakfast Bread, and English Muffins). (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/26/21) DKB’s sales, at retail, were $875 million for Fiscal 2021.

•

Canyon Bakehouse, acquired at the end of Fiscal 2018, is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/26/21) Canyon Bakehouse’s sales, at retail, were $137 million for Fiscal 2021.

•

Wonder, over 100 years old, enjoys 98% brand awareness (Source: Kantar Brand Health Tracking Study - Q4 2020). Wonder’s Classic White loaf is the #2 UPC in the white loaf segment based on dollars and units in the U.S.  Wonder’s sales, at retail, were $438 million for Fiscal 2021 (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 12/26/21)

Our brands and products are sold through various channels throughout the U.S.  The table below presents our sales by channel for Fiscal 2021 (source:  internal SDW; amounts may not compute due to rounding).

* All Other includes thrift store, vending, and retail distributor sales.

Marketing

We support our key brands with an advertising and marketing effort that targets consumers through electronic and in-store coupons, social media (such as Facebook and Twitter), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus our marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day, and snack cakes for specific seasons.  Additionally, we have made and are continuing to make marketing investments to target e-commerce sales as consumers shift to more online shopping alternatives, such as grocery delivery sites, retailer websites and apps, among others.

Customers

Our top 10 customers in Fiscal 2021 accounted for 53.7% of sales. During Fiscal 2021, our largest customer, Walmart/Sam’s Club, represented 21.2% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10% or more of our sales during Fiscal 2021, 2020, and 2019.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 243 such stores and reported sales of $60.3 million during Fiscal 2021 from these outlets.

We also (1) supply national and regional restaurants, institutions and foodservice distributors, and retail in-store bakeries with breads and rolls; (2) sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets; and (3) sell packaged snack cakes primarily to customers who distribute them nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. In certain circumstances, we enter into co-packing arrangements with retail customers or other food companies, some of which are competitors.  Although we service public health care, military commissaries, and prisons, among other governmental institutions, we do not have any material government contracts.

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

Our DSD distribution system is comprised of three types of territories: (1) independent distributor-owned and operated territories (independent distributors own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets); (2) distribution rights that are classified as available for sale in the Consolidated Balance Sheets; and (3) other company operated territories.  The table below presents the approximate number of territories used by the company as of January 1, 2022:

Type of territory	Number of territories
Independent distributor-owned and operated territories	5,340
Territories classified as available for sale	432
Other company operated territories	80
Total territories	5,852

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

Raw Materials

Our primary baking ingredients are flour, sweeteners, shortening, yeast and water. We also purchase organic and gluten-free ingredients.  We also use paper products, such as corrugated containers, folding cartons, films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.  In addition, we are dependent on natural gas or propane as fuel for firing our ovens.

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international supply and demand, global logistics dynamics, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic and specialty ingredients do not offer the same hedging opportunities to reduce the impact of price volatility.  Any decrease in the supply available under these agreements and instruments could increase the effective price of these raw materials to us and significantly impact our earnings.

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

Advertising of our brands is subject to regulation by the Federal Trade Commission, and we are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $43.2 billion at retail. This category is intensely competitive and has continued to experience consolidation. Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on market share as presented in the following chart (amounts may not compute due to rounding). (Source:  IRI Flowers custom database, 52 weeks ending 12-26-21; Flowers private label sales from SDW):

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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. The store brand share of retail fresh packaged bread in the U.S. accounts for approximately 19% of the dollar sales and approximately 30% of unit sales, though its share has steadily declined over the past seven years, in particular, the last two years.

Human Capital Resources

As of January 1, 2022 Flowers and its subsidiaries had approximately 8,900 employees located throughout the U.S. and approximately 4,300 long-term leased employees. Approximately 970 employees are covered by collective bargaining agreements and there are no material outstanding labor disputes.

Our legacy of excellence is built on 100+ years of hard work by thousands of Flowers team members. As W.H. Flowers, Jr. said, “The key to any enterprise or goal is people. People of character, people of integrity, people who don’t mind working and taking advantage of their opportunity.” We continue to strive toward a people-centric legacy by implementing initiatives that enhance the lives of each and every employee—current and prospective.

Flowers aims to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, apprenticeships, internships, and job fairs. In 2022, we plan to advance our partnership with the Thurgood Marshall College Fund by leveraging its Talent Sourcing program in our recruiting efforts.

Flowers is also a proud second chance employer, furthering the commitment started by its DKB brand. Established in 2015, the Dave’s Killer Bread Foundation helps businesses create meaningful and sustainable employment opportunities for individuals impacted by the criminal justice system. At Flowers, we have implemented recruitment initiatives at our bakeries to attract and retain ex-offenders.

In addition, Flowers is a long-time supporter of causes that support U.S. veterans and their families. Presently, Flowers employs more than 550 veterans.

For current Flowers team members, the company offers competitive wages, benefits, and training opportunities, while also promoting a safe and healthy workplace. The company provides its employees with resources to enhance their skills and careers, including:

•	Elevating the long-term impact of learning and development in the Flowers organization by investing in a new Learning Management System in Fiscal 2022.
•

Providing a range of formal and informal learning programs, which are designed to help employees continuously grow throughout their careers. Programs include Skillsoft online learning and a Mentor Up Mentoring Program which are both available at our bakeries.

•

Offering a variety of programs that contribute to our leadership, training and development goals, including internal programs such as the “Flowers Front-Line Leadership Program,” “Lead Now” for leaders at all levels, and “Leading The Flowers Way” for our high potential leaders.

•	Encouraging employees to discuss their professional development during annual performance reviews with their supervisors.
•	Offering Career Conversations training for supervisory employees to discuss career pathing and employee development.

To foster a greater culture of inclusion, in Fiscal 2021, the entire Flowers senior leadership team participated in unconscious bias training. In Fiscal 2022, Flowers intends to continue its development of diversity, equity, and inclusion (DE&I) training for its workforce. The company’s board of directors (the “Board” or “Board of Directors”) receives regular updates from management on our inclusion and diversity efforts.  We are currently developing a standard set of metrics to be included in these updates to the Board to evaluate our progress on these efforts. These metrics could include statistics pertaining to retention, attrition, and promotion and statistics on DEI trainings administered, among others.

Additionally, we regularly conduct anonymous surveys to capture feedback from our team members on a variety of topics, including, but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and how we can make our company an employer of choice. The results are shared with our team members and reviewed by senior leadership, who seek to analyze areas of opportunity and prioritize actions and activities in response to the feedback to drive meaningful change in our overall employee experience. As an example, our leadership team approved the implementation of a self-managed time-off policy for those at the director and above level as a result of survey feedback.

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

We believe that because employees drive our success, they should share in that success. In addition to competitive wages and benefits, when annual company goals are met, eligible team members at all levels are rewarded with a bonus. Furthermore, in recognition and support of our frontline workers, we paid a total of $5.2 million and $12.3 million in appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers in Fiscal 2021 and 2020, respectively. These appreciation bonuses are in addition to the company’s annual performance-based cash incentive plan, in which all Flowers employees participate.

Environmental, Social and Governance Objectives

We are developing a process to integrate environmental, social and governance objectives into our decision-making to deliver long-term value. In doing so, we intend to consider guidance by our stakeholders and third-party frameworks, including the Sustainability Accounting Standards Board (SASB). To learn more about our sustainability goals, programs, and initiatives, you can access the social responsibility section of our website at https://www.flowersfoods.com/company/social-responsibility, which includes a link to our latest Sustainability Report.

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

Operational Risks

The extent to which the outbreak of the novel strain of coronavirus (“COVID-19”) and measures taken in response thereto, including any new and emerging variants of the virus and the efficacy and distribution of vaccines, may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has spread throughout the world, including the U.S., and has resulted in governmental and other regulatory authorities throughout the U.S. implementing numerous measures to try to contain the virus and any variants of the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. These measures have impacted and may further impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, such as restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our customers, vendors and suppliers. The spread of COVID-19 has caused us to modify our business practices (including temporary bakery closures and restricting production at certain bakeries, restricting employee travel, developing social distancing plans for our employees, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by governmental and other regulatory authorities or as we determine are in the best interests of our employees, customers, vendors and suppliers. We can provide no assurance that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to governmental authorities.

COVID-19 has had, and will continue to have, a widespread and broad-reaching effect on the economy and our business. Some of the impacts our business has experienced, is experiencing or may experience as a result of COVID-19 include, but are not limited to, the following:

•

We experienced a favorable shift in sales mix to our branded retail products due to the change in consumer buying patterns as a result of COVID-19 during Fiscal 2021 and 2020, which positively impacted our business operations, including our sales, operating income and cash flows;

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

The extent to which the spread of COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and the emergence of any new or worsening variants, its severity, the actions to contain the virus or treat its impact, including the distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of COVID-19’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, results of operations and financial condition.

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

In addition, changes in tax or interest rates, whether due to recession, efforts to combat inflation, financial and credit market disruptions or other reasons, could negatively impact us.

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

We have recently experienced labor shortages at some of our bakeries. A number of factors may adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our bakeries and bread lines or otherwise operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

Additionally, health care, workers’ compensation, postretirement welfare, and pension costs are increasing and will likely continue to do so. Any substantial increase in these costs may have an adverse impact on our profitability. The company records the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in benefit plan liabilities may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan, and other factors. In addition, legislation or regulations involving labor and employment and employee benefit plans (including employee health care benefits and costs) may impact our operational results.

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

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 53.7% of sales during Fiscal 2021. Our largest customer, Walmart/Sam’s Club, accounted for 21.2% of sales during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Our inability to execute our business strategy could adversely affect our business.

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. In particular, we initiated under Project Centennial, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure. Our focus on our long-term goals of being consumer-focused and committed to growing our most profitable brands is dependent on our success in achieving our strategic priorities: (i) develop team; (ii) brands focus; (iii) prioritize margins; and (iv) smart M&A activity. These and related demands on our resources may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

We may be adversely impacted by the failure to successfully execute acquisitions and divestitures and integrate acquired operations.

From time to time, the company undertakes acquisitions or divestitures. The success of any acquisition or divestiture depends on the company’s ability to identify opportunities that help the company meet its strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits.

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

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, due to weather, natural disaster, fire or explosion, terrorism, pandemics, inferior product or ingredient supply, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model, could impair our ability to make, move or sell our products. Moreover, terrorist activity, armed conflict or political instability, including any escalation of hostility arising out of the conflict between Russia and the Ukraine, or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events and disruption to our manufacturing or distribution capabilities, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

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

We may experience difficulties in designing and implementing the upgrade of our ERP system.

We are in the midst of implementing an upgrade to our ERP system to a more robust platform. The upgrade of the ERP system will be designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of the upgrade to the ERP system requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our financial and operating processes. We may not be able to implement the ERP system upgrade successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to implement the ERP system upgrade as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our financial condition, results of operations and cash flows could be negatively impacted.

Industry Risks

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Raw materials, such as flour, sweeteners, shortening, yeast, and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, weather conditions, domestic and international demand and supply, armed conflict or political instability, including any escalation of hostility arising out of the conflict between Russia and the Ukraine, or other unforeseen circumstances. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Inflation may adversely affect us by increasing our costs of production, materials, and labor.  In an inflationary environment, such as the current economic environment, depending on the market conditions of the baking industry and the expected raising of interest rate by the United States Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations.

Competition could adversely impact revenues and profitability.

The U.S. bakery industry is highly competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with store branded products that are generally sold at lower prices. Competition is based on product availability, product quality, price, effective promotions, and the ability to target changing consumer preferences. Substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. We experience price pressure from time to time due to competitors’ promotional activity and other pricing efforts. This pricing pressure is particularly strong during adverse economic periods and periods of high inflation. Increased competition could result in reduced sales, margins, profits and market share.

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

During fiscal years 2018 through 2021, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers.

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

We may also be subjected to decreased availability or less favorable pricing for water as a result of climate change, which could impact our production and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

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

A.Ryals McMullian Age 52 President and Chief Executive Officer

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

R. Steve Kinsey Age 61 Chief Financial Officer and Chief Accounting Officer

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

Bradley K. Alexander Age 63 Chief Operating Officer

Mr. Alexander was named COO in May 2019.  Previously, he served as president of the Fresh Packaged Bread Business Unit from May 2017 to May 2019, as executive vice president and COO of Flowers Foods from July 2014 to May 2017, and as president of Flowers Bakeries from July 2008 to July 2014. Mr. Alexander joined the company in 1981.

Robert L. Benton, Jr. Age 64 Executive Vice President of Network Optimization

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

Mark Chaffin Age 51 Chief Information Officer

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

H. Mark Courtney Age 61 Chief Brand Officer

Mr. Courtney was named chief brand officer in July 2020.  He previously served as president of the Fresh Packaged Bread Business Unit from May 2019 to July 2020, senior vice president of retail accounts from May 2017 to May 2019, and senior vice president of sales from June 2008 to May 2017.  Prior to that, Mr. Courtney served in various sales positions since joining the company in 1983.

Debo Mukherjee Age 54 Chief Marketing Officer

Mr. Mukherjee joined Flowers as chief marketing officer in October 2017. Before joining Flowers, Mr. Mukherjee was founder and owner of Intacta Consulting Group, LLC, a marketing consulting firm, from 2015 to 2019. Prior to that, he served as CEO of Redco Foods, Inc. from 2011 to 2015. He also held marketing roles at Mars Inc., Unilever, H.J. Heinz Co. and The Hershey Company.

David M. Roach Age 52 President, Cake Operations

Mr. Roach was named president of cake operations in July 2020. He previously served as president of the Snacking/Specialty Business Unit from May 2017 to July 2020 and as senior vice president of organics from September 2015 until May 2017. Mr. Roach served in various sales and management positions since joining the company in 1992.

Tonja Taylor Age 62 Chief Human Resources Officer

Ms. Taylor was named chief human resources officer in May 2017. She served as senior vice president of human resources from September 2013 until May 2017 and as vice president of human resources from June 2008 until September 2013. Prior to these appointments, Ms. Taylor held various human resources positions since joining the company in 1999.

Stephanie B. Tillman Age 51 Chief Legal Counsel

Ms. Tillman was named chief legal counsel effective January 2020. Previously, she served as vice president, chief compliance officer, and deputy general counsel from April 2011 to January 2020. Prior to that, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

Heeth Varnedoe IV Age 55 Chief Transformation Officer

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

Name, Age and Office	Business Experience

D. Keith Wheeler Age 58 Chief Sales Officer

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

For a description of all material pending legal proceedings, See Note 22, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the company’s common stock are quoted on the New York Stock Exchange (the “NYSE”) under the symbol “FLO.”

Holders

As of February 17, 2022, there were approximately 3,307 holders of record of the company’s common stock.

Dividends

The payment of dividends is subject to the discretion of the company’s Board. The Board bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Purchases of Equity Securities by the Issuer

The company did not purchase any shares of its common stock during the fourth quarter of Fiscal 2021.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 31, 2016 through January 1, 2022 the last day of our 2021 fiscal year.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
Flowers Foods, Inc.
S&P 500 Index
S&P 500 Packaged Foods & Meats Index
S&P MidCap 400 Index

	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022
FLOWERS FOODS INC	100.00	100.22	98.33	120.94	130.29	163.68
S&P 500 INDEX	100.00	121.83	115.49	153.58	181.35	233.41
S&P 500 PACKAGED FOODS & MEATS INDEX	100.00	101.35	82.14	107.52	112.54	127.26
S&P MIDCAP 400 INDEX	100.00	116.24	102.31	130.36	148.26	184.97

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 31, 2016. Flowers Foods’ share price is also indexed to $100 at December 31, 2016.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•

Results of operations — an analysis of the company’s consolidated results of operations for Fiscal 2021 compared to Fiscal 2020 as presented in the Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 2, 2021 for a discussion of the results of operations for Fiscal 2020 compared to Fiscal 2019.

•	Liquidity, capital resources and financial position — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

Detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	Fiscal 2021	Fiscal 2020	Footnote
	52 weeks	53 weeks	Disclosure
	(Amounts in thousands)
Business process improvement consulting costs	$31,293	$—	Note 2
Project Centennial consulting costs	—	15,548	Note 5
ERP Road Mapping consulting costs	—	4,363	Note 2
Restructuring and related impairment charges	—	35,483	Note 5
Loss on inferior ingredients	944	107	Note 4
Non-restructuring lease termination gain	(2,644)	(4,066)	Note 13, 2
Pension plan settlement and curtailment loss	403	108,757	Note 20
Acquisition consideration adjustment	3,400	—	Note 12
Legal settlements and related costs	23,089	7,250	Note 22
Loss on extinguishment of debt	16,149	—	Note 14
Other pension plan termination costs	—	133
Multi-employer pension plan withdrawal costs	3,300	—	Note 20
	$75,934	$167,575

Business process improvement consulting costs related to the transformation strategy initiatives.  In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, which includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative.  These transformation strategy initiatives are further discussed in Item 1., Business, of this Form 10-K.  In Fiscal 2022, we currently expect costs for the upgrade of our ERP system (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) to be approximately $85 million to $95 million. Costs related to our digital strategy initiatives are anticipated in Fiscal 2022, but these amounts cannot currently be estimated. The expensed portion of the consulting costs related to both the ERP upgrade and digital strategy initiatives incurred in Fiscal 2021 was $31.3 million and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. Initial road mapping costs for these initiatives were incurred in Fiscal 2020 and are included in the “ERP Road Mapping consulting costs” in the table above.

Project Centennial consulting costs.  During the second quarter of Fiscal 2016, we launched Project Centennial, an enterprise-wide business and operational review.  Key initiatives of the project were to enhance revenue growth, improve efficiencies, streamline operations, and make investments to strengthen our competitive position and improve margins over the long-term.   The project was completed at the end of Fiscal 2020.  Consulting costs associated with the project in Fiscal 2020 were $15.5 million and primarily related to further refining our organizational structure, portfolio and supply chain optimization initiatives, and improving our cake operations. These consulting costs are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Consulting costs for planning the upgrade of our ERP platform and the broader digital strategy initiative.  As discussed above and in Item 1., Business, of this Form 10-K, we began planning for the upgrade of our ERP platform and other system related enhancements (the “ERP road mapping”) during the third quarter of Fiscal 2020.  We incurred consulting costs associated with these activities of $4.4 million and these costs are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income. We completed the initial road mapping activities in the fourth quarter of Fiscal 2020 and transitioned to the design phase of the project.

Restructuring and related impairment charges associated with Project Centennial.  The following table details charges recorded in Fiscal 2020 (amounts in thousands):

Fiscal 2020

Employee termination benefits and other cash charges	$7,779
Property, plant, equipment and spare parts impairments	7,110
Lease termination and lease impairment charges	13,474
Brand rationalization impairments	7,120
$35,483

In Fiscal 2020, the company reevaluated its organizational structure in an effort to increase its focus on brand growth and product innovation and to improve underperforming bakeries.  The organizational structure changes resulted in employee termination benefits charges in Fiscal 2020 related to a voluntary employee separation plan (the “VSIP”) of $2.6 million and an involuntary reduction-in-force plan of $5.3 million. The VSIP and reduction-in-force plans together eliminated approximately 250 positions across different departments and job levels and all remaining payments related to the plans were paid in early Fiscal 2021.

During Fiscal 2020, the company sold three closed bakeries that were included in assets held for sale and certain idle equipment at other bakeries, resulting in the recognition of $5.7 million of impairment charges.  Additionally, the company recognized property, plant, and equipment impairment charges of $0.6 million for manufacturing line and distribution depot closures and an office building the company decided to sell, and $0.7 million for spare parts related to equipment the company no longer intended to use.

In order to optimize our distribution network, we vacated certain distribution depots during the third quarter of Fiscal 2020, some of which are owned and others that are leased.  These actions resulted in the recognition of lease termination charges and lease impairment charges totaling $13.5 million.

Additionally, in order to optimize sales and production of our organic products, the company decided to cease using the Alpine Valley brand, a finite-lived trademark, resulting in a $4.6 million impairment charge in the second quarter of Fiscal 2020.  The company decided to cease using one of its regional brands and recognized a $1.3 million impairment charge in the fourth quarter of Fiscal 2020.  Ingredient and packaging impairments of $1.2 million were also recognized as a result of brand rationalization initiatives.

Loss on inferior ingredients. In the fourth quarter of Fiscal 2021, the company issued a voluntary recall on certain Tastykake multi-pack cupcakes sold in eight states and certain Tastykake Krimpets distributed to retail customers throughout the U.S. due to the potential presence of tiny fragments of metal mesh wire.  The recall was initiated following notification by a vendor of the possible contamination in a supplied ingredient.  The company incurred costs of $1.8 million related to the recall in Fiscal 2021 and these costs are recorded in our Consolidated Statements of Income.  The company is seeking recovery of these losses.

In Fiscal 2020, we incurred costs of $1.0 million related to receiving inferior ingredients used in the production of certain of our gluten-free products.  In the first quarter of Fiscal 2021, we incurred an additional $0.1 million of costs related to the inferior gluten-free ingredients and in the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.  These costs and reimbursements are recorded in the loss on inferior ingredients line item of the Consolidated Statements of Income.

In Fiscal 2020, in addition to the costs related to inferior gluten-free ingredients, we recognized an adjustment of $0.2 million related to previously recorded inferior yeast costs and received a $1.2 million reimbursement for the direct costs associated with receiving inferior yeast in a prior year. These direct costs and reimbursements of direct costs are included in our Consolidated Income Statements.  We also received a reimbursement of $3.9 million for indirect losses associated with receiving inferior yeast in a prior year and this amount is included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Non-restructuring lease termination gain.  In Fiscal 2021, the company purchased twenty-seven warehouses that were included in the company’s operating leased assets.  Two of the purchased properties were fully impaired in Fiscal 2020, resulting in the recognition of a $2.6 million gain upon completion of the purchase of these assets and this amount is included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

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

Pension plan settlement and curtailment loss.  In the company-sponsored defined benefit pension plan for union employees (“Plan No. 2”), retired and terminated vested pension plan participants not yet receiving their benefit payments have the option to elect to receive their benefit as a single lump sum payment.  In the fourth quarter of Fiscal 2021, a settlement charge of $0.4 million was triggered as a result of lump sum distributions paid in Fiscal 2021.

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

Acquisition consideration adjustment.  In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale.  There was recently a tax determination that the selling shareholders owed additional taxes.  Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the shareholders approximately $3.4 million, and the Company has recorded this cost in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income in Fiscal 2021.

Legal settlements and related costs.  In Fiscal 2021, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $16.5 million.  The settlement also requires a phased repurchase of approximately 75 distribution rights and the company estimates this cost to be approximately $6.6 million.  The terms of the settlement require court approval.  In Fiscal 2020, we reached agreements to settle distributor-related litigation in the aggregate amount of $7.3 million, including plaintiffs’ attorney fees and the company’s FICA obligations.  All amounts related to legal settlements and related costs are recorded in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.  At January 1, 2022, $23.1 million of settlements were accrued (inclusive of obligations for repurchase of distribution rights).

Loss on extinguishment of debt. On April 8, 2021, we completed the early redemption of the Company’s $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”) with proceeds received from the issuance of the Company’s $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) on March 9, 2021.  We recognized a loss on extinguishment of debt of $16.1 million comprised of a make-whole cash payment of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million.

Multi-employer pension plan withdrawal costs.  On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “Fund”) at our Birmingham, Alabama plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants became eligible to participate in the Flowers Foods, Inc. 401(k) Retirement Savings Plan, on December 1, 2021.  This resulted in the recognition of a pension plan withdrawal liability of $3.3 million (including transition payments) in our Consolidated Statements of Income.  The transition payments were paid in December 2021 and the withdrawal liability is anticipated to be paid in the first half of Fiscal 2022.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final Fund assessment or in the event of a mass withdrawal as defined by statute, occurring any time within the next three years following our complete withdrawal.

Additional Items Impacting Comparability

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2021 consisted of 52 weeks and Fiscal 2020 consisted of 53 weeks.  Fiscal 2022 will consist of 52 weeks.

COVID-19.  On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which led to adverse impacts on the U.S. and global economies. Due to the drastic change in consumer buying patterns as a result of the COVID-19 pandemic, we experienced a favorable shift in sales mix to our branded retail products as consumers increased at-home consumption of food products resulting in significant growth in income from operations in Fiscal 2021 and 2020 as compared to Fiscal 2019.  As shutdowns and capacity restrictions imposed at the onset of the pandemic have eased, our sales volumes have declined in Fiscal 2021 as compared to the prior year, which included the peak period of demand for our branded retail products and an additional week.  Improved price/mix in Fiscal 2021 resulting from favorable pricing we have implemented and the continued favorable shift in mix from store branded retail to branded retail sales partially offset the volume declines.  For additional details on the impact of the COVID-19 pandemic to our business operations and results of operations, see the “Executive Overview – Impact of COVID-19 on Our Business,” “Results of Operations” and “Liquidity and Capital Resources” sections below.

Conversion of our Lynchburg, Virginia bakery to organic production. During Fiscal 2020, we converted our Lynchburg, Virginia bakery to an all-organic production facility.  The converted facility has increased production capacity for our DKB products, allowing the company to better serve east coast markets with fresher product and reduce distribution costs.  We incurred start-up costs related to the conversion of approximately $5.1 million in Fiscal 2020 and these costs are included in materials, supplies, labor and other production costs in our Consolidated Statements of Income.  The bakery resumed production at the end of the third quarter of Fiscal 2020.

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with Fiscal 2021 sales of $4.3 billion.  We operate in the highly competitive fresh bakery market.  Our product offerings include a wide range of fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls, which we produce at 46 plants in 18 states. Our products are sold under leading brands such as Nature’s Own, Dave’s Killer Bread, Canyon Bakehouse, Tastykake, Mrs. Freshley’s, and Wonder.  See Item 1., Business, of this Form 10-K for additional information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Impact of COVID-19 on Our Business:

The COVID-19 pandemic has significantly impacted our business operations and results of operations during Fiscal 2021 and 2020, as further described under “Results of Operations” and “Liquidity and Capital Resources” below.  The resulting dramatic changes in consumer buying patterns has led to a significant rise in demand for our branded retail products due to increases in at-home dining.  Sales through our non-retail category, which includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing, declined substantially at the onset of the pandemic in March of Fiscal 2020, but as the pandemic has progressed and mandatory shutdowns and restaurant closures across the U.S. have eased, our non-retail sales have been recovering. Fiscal 2021 sales declined 1.3% mostly due to the additional week in the prior year which negatively impacted Fiscal 2021 sales 1.7%.  Although the prior year benefitted from the significant rise in demand for our branded retail products at the beginning of the COVID-19 pandemic, as well as positive shifts in mix throughout the year and the additional week, Fiscal 2021 benefitted from favorable pricing, a continued positive shift in mix from store branded retail to branded retail products, and a partial recovery in non-retail sales. Fiscal 2021 sales remained elevated compared to pre-pandemic levels as we continued to benefit from the positive mix shift to branded retail products during the ongoing pandemic and favorable pricing, partially offset by volume declines.

In recognition and support of our frontline workers, in Fiscal 2021 and 2020, we paid $5.2 million and $12.3 million, respectively, in appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers.  These appreciation bonuses are in addition to the company’s annual performance-based cash incentive plan, in which all Flowers employees participate. Although our branded retail sales volumes have moderated as the pandemic has continued, we cannot currently estimate when or if they will return to pre-pandemic levels.

On April 14, 2020, we temporarily ceased production at our Tucker, Georgia bakery and on July 9, 2020, we temporarily ceased production at our Savannah, Georgia bakery.  Both closures were due to an increase in the number of confirmed COVID-19 cases at these bakeries and the related increase in number of workers self-quarantining.  Production resumed at the Tucker bakery on April 27, 2020 and at the Savannah Bakery on July 17, 2020.  Although our other bakeries were able to assist with meeting production needs in these instances, the potential closure of several of our bakeries across the country at the same time – or in close succession – could negatively affect our ability to meet our production requirements, even if the interruption is temporary.  While we have had no temporary production interruptions in Fiscal 2021 due to COVID-19, such interruptions are possible due to the uncertainty of the pandemic.  Additionally, unforeseen disruptions in other areas of our operations, including but not limited to procurement of raw materials, transport of our products, or recovery by our foodservice customers, could negatively impact our operations, results of operations, cash flows, and liquidity.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to take steps to preserve adequate liquidity during the ongoing pandemic as further discussed in the “Liquidity and Capital Resources” section below.  As discussed further in Item 1., Business, of this Form 10-K, we are continuing to move forward with the upgrade of our ERP system and other transformation strategy initiatives and do not anticipate the pandemic to materially alter the timing of these initiatives.

We continue to monitor the impact of the ongoing COVID-19 pandemic on our business operations, results of operations, and liquidity. Our operations may continue to experience disruption due to the continued uncertainty caused by the pandemic, including but not limited to additional variants of the COVID-19 virus, new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population and the efficacy of the vaccines, changes in the global and U.S. economic environment, and changes in pandemic safety policies.  Additionally, if there is a significant shift in mix from branded retail to store branded retail products, we expect that our results of operations, including our net sales, earnings, and cash flows, could be negatively impacted.

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

We have followed the guidance issued by the CDC and the U.S. Occupational Safety and Health Administration (OSHA) and modified our face mask and wellness screening policies to align with local, state, and workplace safety regulations. We remain vigilant in reporting COVID-19 cases in our facilities and continue to evaluate our pandemic safety measures as the pandemic evolves. The majority of employees in non-production roles continue to work remotely. We intend to implement a work policy in 2022 addressing guidelines for three distinct work personas: full-time remote, full-time in office, or flex, a combination of the two. These plans may be impacted by, among other things, consideration of pandemic safety measures, the rate of vaccinations and the efficacy of the vaccines, the threat of additional COVID-19 variants, and the ability of office staff to work effectively from remote locations. Although the impact of these measures, or any other measures adopted by governmental authorities, on our business and workforce is uncertain, these requirements may result in increased costs and could have an adverse effect on our business, results of operations, and financial condition.

During Fiscal 2021, we experienced labor shortages at some of our bakeries. A number of factors may continue to adversely affect the labor force available to us, including high employment and government regulations. In addition, there also are factors that may negatively affect our ability to efficiently operate our production lines or run at full capacity. These might include, but are not limited to, a labor shortage or increased turnover rates within our workforce that could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales decreased 1.3% in Fiscal 2021 compared to Fiscal 2020 mostly due to the additional week in the prior year.  Although the prior year benefitted from the significant rise in demand for our branded retail products at the beginning of the COVID-19 pandemic and the additional week, Fiscal 2021 benefitted from positive pricing and a continued positive shift in mix from store branded retail to branded retail products and a partial recovery in non-retail sales.

Income from operations for Fiscal 2021 was $294.9 million compared to $321.5 million in the prior year.  The decrease resulted from sales declines, input cost inflation, higher consulting costs and legal settlements, and greater investments in marketing in the current year, partially offset by prior year restructuring and related impairment charges, and higher short-term incentive compensation paid for appreciation bonuses and workforce-related performance-based cash incentive plans in the prior year.

Net income was $206.2 million for Fiscal 2021, an increase of 35.4% as compared to the prior year.  The improvement in the current year resulted primarily from the $108.8 million non-cash pension plan settlement and curtailment loss ($81.6 million net of tax) in the prior year in connection with the termination of Plan No. 1, partially offset by the $16.1 million loss on extinguishment of debt ($12.1 million net of tax) recognized in the current year and decreased income from operations year over year.

In Fiscal 2021, we generated net cash flows from operations of $344.6 million, invested $136.0 million in capital expenditures, and purchased a portfolio of leased warehouses for $64.7 million.  Additionally, we paid $175.9 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million.  On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. Throughout Fiscal 2021, we continued to maintain higher levels of cash on hand compared to pre-pandemic levels in order to ensure future liquidity, although we do not have any presently anticipated need for this additional liquidity. Our cash and cash equivalents balance as of January 1, 2022 was $185.9 million.  In Fiscal 2021, we amended senior unsecured revolving credit facility (the “credit facility”) and our accounts receivable securitization facility (the “AR facility”) to, among other things, extend the maturity dates to July 30, 2026 and September 27, 2023, respectively.

In Fiscal 2020, we generated net cash flows from operations of $454.5 million and invested $97.9 million in capital expenditures.  We increased our total indebtedness by $92.5 million and paid $167.3 million in dividends to our shareholders in Fiscal 2020.  During the first quarter of Fiscal 2020, we borrowed an additional amount under the credit facility in order to ensure future liquidity in response to the uncertainty caused by the pandemic and cash and cash equivalents at January 2, 2021 were $307.5 million.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	10
Long-lived assets	—
Goodwill and other intangible assets	9
Leases	13
Self-insurance reserves	22
Income tax expense and accruals	21
Postretirement plans	20
Stock-based compensation	18
Commitments and contingencies	22

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

Derivative Financial Instruments.    The company’s cost of primary raw materials is highly correlated to certain commodities markets. Raw materials, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves. Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for additional information about our derivative financial instruments, including a sensitivity analysis of the company’s potential exposure to commodity price risk.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in Fiscal 2020 are discussed above in the “Matters Affecting Comparability” section.

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

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting unit. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates.  The estimated fair value of our reporting unit exceeded its carrying value in excess of $4.0 billion in Fiscal 2021. A 1% decrease in the discount rate would increase the fair value of the reporting unit by $1.1 billion and a 1% increase in the discount rate would decrease the fair value by $0.8 billion. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for Fiscal 2021 or 2020.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset.  No impairment charges related to amortizing intangible assets were recorded in Fiscal 2021.  Impairment charges recorded in Fiscal 2020 related to amortizable intangible assets totaled $5.9 million and are discussed above in the “Matters Affecting Comparability” section.

As of January 1, 2022, the company also owns a trademark acquired through an acquisition with a carrying value of $127.1 million that is an indefinite-lived intangible asset not subject to amortization. The company evaluates the recoverability of intangible assets not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.

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

A sensitivity analysis has been prepared to quantify the impact of changes in claim severity and frequency on the estimated unpaid losses on the company’s workers’ compensation liabilities.  We estimate a 1% change in the claim severity and frequency would result in immaterial changes in the workers’ compensation liability.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to Fiscal 2018.

Postretirement Plans.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality. Material changes in pension costs and in benefit obligations may occur in the future due to experience that is different than assumed and changes in these assumptions.  A sensitivity analysis of pension costs has been prepared to quantify the impact of changes in the discount rate.  We estimate a 0.25% change in the discount rate would result in approximately $0.1 million change in pension costs on a pre-tax basis.

The company sponsors a defined benefit pension plan for union employees, Plan No. 2, and a frozen nonqualified plan covering former Tasty executives.

We use a spot rate approach (“granular method”) to estimate the service cost and interest cost components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides the best estimate of service and interest costs.

The pension plan’s investment committee, which consists of certain members of management, establishes investment guidelines and regularly monitors the performance of the plan’s assets.  The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards.  The investment objective of the pension plan is to preserve the plan’s capital and maximize investment earnings within acceptable levels of risk and volatility.  The investment committee meets on a regular basis with its investment advisors to review the performance of the plan’s assets.  Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plan’s assets to the targeted allocation when considered appropriate.  The asset allocation for Plan No. 2 as of December 31, 2021 is equal to 0-80% equity securities, 20-100% fixed-income securities, and 0-10% short-term investments and cash. For the details of our pension plan assets, see Note 20, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy.  While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.  Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses.  Based on these factors, the long-term rate of return assumption for Plan No. 2 was set at 5.7% for Fiscal 2021 and 5.9% for Fiscal 2022.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2019, the SOA published its final report on their “standard” mortality table (“Pri-2012”).  For purposes of measuring pension benefit obligations of Plan No. 2, the company used a blue color adjustment to the Pri-2012 base table and a projection scale of MP-2020.  No other collar adjustments are applied for any other plans.  In addition, contingent annuitant mortality rates are applied for surviving spouses after the death of the original retiree.

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

In Fiscal 2022, the company expects to make a $1.0 million voluntary cash contribution to Plan No. 2 and expects to pay $0.3 million in nonqualified pension benefits from corporate assets.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the expected attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are time-based stock awards that vest over a period of three years.  See Note 18, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.  In early Fiscal 2022, the company granted stock awards to certain employees and stock-based compensation expense is expected to increase approximately $2 million to $3 million as compared to Fiscal 2021. In addition, the payout for the Fiscal 2020 grant is currently trending at 125% of target and as a result, we anticipate an additional $1.7 million of expense will be recognized in the first quarter of Fiscal 2022.

Commitments and contingencies.  The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, including lawsuits related to the independent distributors, which are being handled and defended in the ordinary course of business.  Loss contingencies are recorded at the time it is probable an asset is impaired or a liability has been incurred and the amount can be reasonably estimated.  For litigation claims, the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss.  Losses are recorded in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Results of Operations

Consolidated Results - Fiscal 2021 compared to Fiscal 2020

The company’s results of operations, expressed as a percentage of sales, are set forth below for Fiscal 2021 and Fiscal 2020:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Dollars	%
	52 weeks	53 weeks	52 weeks	53 weeks
	(Amounts in thousands, except percentages)
Sales	$4,330,767	$4,387,991	100.0	100.0	$(57,224)	(1.3)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,175,247	2,196,142	50.2	50.0	(20,895)	(1.0)
Selling, distribution and administrative expenses	1,719,797	1,693,387	39.7	38.6	26,410	1.6
Loss on inferior ingredients	944	107	0.0	0.0	837	NM
Restructuring and related impairment charges	—	35,483	—	0.8	(35,483)	NM
Multi-employer pension plan withdrawal costs	3,300	—	0.1	—	3,300	NM
Depreciation and amortization	136,559	141,384	3.2	3.2	(4,825)	(3.4)
Income from operations	294,920	321,488	6.8	7.3	(26,568)	(8.3)
Other components of net periodic pension and postretirement benefits credit	(405)	(74)	(0.0)	(0.0)	(331)	NM
Pension plan settlement and curtailment loss	403	108,757	0.0	2.5	(108,354)	NM
Interest expense, net	8,001	12,094	0.2	0.3	(4,093)	(33.8)
Loss on extinguishment of debt	16,149	—	0.4	—	16,149	NM
Income before income taxes	270,772	200,711	6.3	4.6	70,061	34.9
Income tax expense	64,585	48,393	1.5	1.1	16,192	33.5
Net income	$206,187	$152,318	4.8	3.5	$53,869	35.4
Comprehensive income	$202,350	$264,762	4.7	6.0	$(62,412)	(23.6)

NM – the computation is not meaningful

Percentages may not add due to rounding.

Sales

	Fiscal 2021		Fiscal 2020
	52 weeks		53 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,875,418	66.4	$2,914,072	66.4	(1.3)
Store branded retail	534,794	12.3	607,741	13.9	(12.0)
Non-retail and other	920,555	21.3	866,178	19.7	6.3
Total	$4,330,767	100.0	$4,387,991	100.0	(1.3)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	4.6
Volume	(4.2)
Impact of 53rd week in Fiscal 2020	(1.7)
Total percentage change in sales	(1.3)

Sales decreased year over year primarily due to the additional week in the prior year and significant declines in store branded retail sales, partially offset by positive pricing implemented during Fiscal 2021 across all sales categories and recovery of non-retail and other sales.  In Fiscal 2021, the company has experienced a favorable sales mix of branded retail sales even as away-from-home dining returned to more normal levels.  The mix of branded retail sales to total sales remained consistent with Fiscal 2020 which benefitted from increased demand for our branded retail products as consumers shifted to greater at-home consumption due to the pandemic.  In Fiscal 2019, branded retail sales comprised 60.1% of total sales which is significantly lower than 66.4% for Fiscal 2021 and 2020.  We continued to invest in our brands in Fiscal 2021, including targeting the e-commerce channel which has experienced significant growth during the ongoing pandemic.  Improved promotional efficiency (measurement of a promotion’s impact on operating performance) in the current year also mitigated the sales decrease.  The promotional environment remained relatively stable during Fiscal 2021, however the sustainability of this trend is uncertain.

Branded retail sales declined year over year primarily due to the additional week in the prior year.  Positive pricing actions and favorable mix shifts in Fiscal 2021 mostly offset volume declines.  We experienced a significant increase in prior year volumes as a result of the onset of the pandemic and the impact of the additional week.  Sales of our branded traditional loaf breads experienced the largest declines as we focused production on these items in the prior year to quickly meet heightened customer demand caused by the shift to mostly at-home consumption at the onset of the pandemic.  Both our DKB organic products and Canyon Bakehouse gluten-free products continued to experience volume growth in Fiscal 2021 which partially offset the branded retail sales decline. Fiscal 2021 volumes were still significantly higher than our historical pre-pandemic levels.

Store branded retail sales declined significantly due to decreased volume for store branded breads, buns and rolls as consumers continued to shift to branded retail products and the impact of the additional week in the prior year.  These decreases were partially offset by increased sales of store branded cake and gluten-free products.  Sales of our store branded retail products had been declining prior to the pandemic and we have experienced an acceleration of this trend during the pandemic, partly due to executing on our strategy to prioritize a more favorable sales mix of branded retail sales.

As discussed above, our non-retail sales recovered during Fiscal 2021 compared to the significant declines experienced in the prior year period due to restaurant and school closures and shutdowns but have not returned to pre-pandemic levels.  Increased foodservice volumes and to a lesser extent, positive price/mix drove the increase, partially offset by the impact of the additional week in the prior year and declines in sales of unsold products through our outlet stores.

We anticipate our Fiscal 2022 sales will be positively impacted by the benefit of price increases implemented during Fiscal 2021 and at the beginning of Fiscal 2022, however, this could potentially be offset to some extent by changes in consumer buying patterns which are unpredictable.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2021 % of sales	Fiscal 2020 % of sales	Change as a % of sales
Ingredients and packaging	28.1	27.4	0.7
Workforce-related costs	14.9	15.1	(0.2)
Other	7.2	7.5	(0.3)
Total	50.2	50.0	0.2

Overall, input cost inflation was mostly mitigated by pricing actions implemented in Fiscal 2021 and the continued shift in mix away from lower margin store branded retail products to higher margin branded retail products.  The positive shift in mix resulted from the ongoing COVID-19 pandemic and executing on our strategy to be a more brand-focused company.  Additionally, we realized improvement in our cake operations. Ingredient and packaging costs were significantly higher as percent of sales due to higher input prices, mostly notably for non-organic flour, oils, bread bags, and corrugated packaging.  Reduced outside purchases of product (sales with no associated ingredient costs) also contributed to the increase in ingredient and packaging costs and these are reflected in the Other line item in the table above.  Workforce-related costs decreased as a percent of sales due to lower incentive compensation costs in Fiscal 2021, partly due to decreases in appreciation bonuses for frontline workers of $4.5 million, and the prior year included $5.1 million of start-up costs incurred for the conversion of our Lynchburg, Virginia plant to an organic bakery. These start-up costs were largely workforce-related.  The conversion began in the first quarter of Fiscal 2020 and the bakery resumed production at the end of the third quarter.  As discussed above, the labor market is highly competitive and the company continues to face labor shortages. We anticipate this trend to continue in Fiscal 2022.

Raw materials, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate significantly due to government policy and regulation, weather conditions, domestic and international demand and supply, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic and specialty ingredients do not offer the same hedging opportunities to reduce the impact of price volatility. Any decrease in the availability of these agreements could increase the effective price of these raw materials to us and significantly affect our earnings. We currently anticipate ingredient costs to be significantly higher in Fiscal 2022 relative to Fiscal 2021.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2021 % of sales	Fiscal 2020 % of sales	Change as a % of sales
Workforce-related costs	11.4	11.5	(0.1)
Distributor distribution fees	14.9	15.3	(0.4)
Other	13.4	11.8	1.6
Total	39.7	38.6	1.1

Workforce-related costs decreased slightly as a percent of sales compared to the prior year primarily due to lower workforce-related incentive costs, including a $2.6 million decrease in appreciation bonuses paid to frontline workers, mostly offset by wage inflation and a competitive labor market.  The appreciation bonuses are in addition to the company’s annual performance-based cash incentive plan in which all Flowers employees participate. Stock-based compensation expense increased in Fiscal 2021 due to an increase in the number of awards outstanding as compared to Fiscal 2020 and partially offset the overall decrease in workforce-related costs.

Distributor distribution fees decreased as a percent of sales due to the shift in sales mix to include a larger percentage of non-retail and other sales resulting in a smaller portion of our sales being made through IDPs.  Non-retail and other sales experienced a partial recovery in Fiscal 2021 after the significant decline in Fiscal 2020 due to the pandemic.  The decrease in distributor distribution fees was offset by higher transportation costs which are reflected in the Other line item in the table above.

Increases in marketing investments, higher consulting costs, legal settlements, and transportation costs, and the prior year reimbursement of indirect losses for inferior yeast of $3.9 million primarily resulted in the increase in the Other line item in the table above.  We continued to invest in our brands through our marketing efforts, including through broadcast advertising and e-commerce investments, among others.  We incurred $31.3 million of business process improvement consulting costs during Fiscal 2021 associated with ongoing transformation strategy initiatives compared to $15.5 million of Project Centennial consulting costs and $4.4 million of ERP Road Mapping consulting costs both incurred in the prior year.  For additional details regarding these consulting costs and the reimbursement related to inferior ingredients, see the “Matters Affecting Comparability” section above.  In the current year, we incurred $23.1 million of legal settlement and related charges and $3.4 million for the acquisition consideration adjustment compared to $7.3 million of legal settlements in the prior year, as discussed in the “Matters Affecting Comparability” section above.  Additionally, See Note 22, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal settlements.  Higher prices for scrap dough sales in the current year partially offset the overall increase in costs.

Loss on Inferior Ingredients, Restructuring and Related Impairment Charges, and Multi-Employer Pension Plan Withdrawal Costs

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense was lower in dollars and unchanged as a percent of sales primarily due to a change in the contractual terms with a transportation entity that transports a significant portion of our fresh bakery products no longer qualifying for treatment as an embedded lease as of the end of Fiscal 2020.

Income from Operations

The decrease in income from operations year over year in dollars and as a percent of sales resulted from sales declines, input cost inflation, higher selling, distribution, and administrative expenses, and current year multi-employer pension plan withdrawal costs, as discussed above.  The decrease was partially offset by the prior year restructuring and related impairment charges.

Pension Plan Settlement and Curtailment Loss

As discussed in the “Matters Affecting Comparability” section above, we recognized $0.4 million of non-cash pension plan settlement charges in Fiscal 2021 associated with Plan No. 2 and $108.8 million of non-cash pension plan settlement and curtailment charges in Fiscal 2020 composed of a settlement charge of $104.5 million and a curtailment loss of $4.3 million associated with Plan No. 1.

Net Interest Expense

Year over year, net interest expense (exclusive of the portion related to the loss on extinguishment of debt discussed below) decreased in dollars and as a percent of sales primarily due to the lower interest rate on the 2031 notes as compared to the 2022 notes which were redeemed in the first quarter of Fiscal 2021 and, to a lesser extent, lower average amounts outstanding under our borrowing arrangements, partially offset by a decrease in interest income.

Loss on Extinguishment of Debt

In the first quarter of Fiscal 2021, we completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense

The effective tax rate for Fiscal 2021 was 23.9% compared to 24.1% in the prior year.  The decrease in the rate year over year was primarily due to state income taxes.

For the current year and prior year, the primary differences in the effective rate and statutory rate related to state income taxes. The Consolidated Appropriations Act, 2021 (CAA Act), American Rescue Plan Act (“ARPA”), and Infrastructure Investment and Jobs Act (“IIJA”) did not have a material impact on the effective tax rate for Fiscal 2021 and there is no anticipated material impact on the effective tax rate in future periods.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from recognizing the pension plan settlement and curtailment loss in earnings in the prior year in conjunction with the termination of Plan No. 1 and changes in the fair value of derivatives, net of the increase in net earnings.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths.  Furthermore, we strive to maintain a conservative financial position as we believe it allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	implementing our strategic priorities, including our transformation strategy initiatives;
•	paying dividends to our shareholders;
•	maintaining a conservative financial position;
•	making strategic acquisitions; and
•	repurchasing shares of our common stock.

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows in Fiscal 2021, the COVID-19 pandemic could significantly impact our ability to generate future cash flows and we continue to evaluate various potential COVID-19-related business risks.  Those potential risks include the possibility of future economic downturns which could result in a significant shift away from our branded retail products to store branded products, foodservice business continuity as customers have experienced disruptions that negatively impacted their sales and could affect their ability to meet their obligations, including to the company, an extension of days of sales outstanding as customers shift to work-from-home operations, and possible further impacts to production, among other risks.

In light of the potential risks associated with the ongoing pandemic, the company has taken actions to safeguard its capital position.  We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026.  Additionally, we repaid the outstanding balances on both the AR facility and the credit facility with proceeds from the issuance of the 2031 notes and from cash flows from operations.  The ongoing COVID-19 pandemic remains fluid and its future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty.  If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic. The company had total available liquidity of $872.0 million as of January 1, 2022, consisting of cash on hand and the available balances under the credit facility and the AR facility.

We expect the transformation strategy initiatives will require significant capital investment and expense over the next several years.  We currently anticipate the upgrade of our ERP system will cost approximately $275 million (of which approximately 40% is expected to be capitalized) and anticipate the upgrade to be completed in 2026.  As of January 1, 2022, we had incurred costs related to the project of approximately $47 million. Costs related to the digital initiatives are more fluid and cannot currently be estimated.

The company leases certain property and equipment under various financing and operating lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, to purchase the property at the then fair value, renew the lease at the then fair value, or return the property. The financing leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 13, Leases, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Key items impacting our liquidity, capital resources and financial position in Fiscal 2021 and 2020:

Fiscal 2021:

•	We generated $344.6 million of net cash from operating activities.
•	We paid dividends to our shareholders of $175.9 million.
•	We decreased our total debt outstanding $81.9 million.
•

We invested in our business through capital expenditures of $136.0 million (inclusive of $23.0 million of capital expenditures (including amounts recognized in accounts payable at year end) for the ERP upgrade) and purchase of leased warehouses of $64.7 million.

•	We paid $1.5 million in restructuring cash payments, all of which had been accrued for in the prior year.
•	We incurred business process improvement consulting costs of $31.3 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

Fiscal 2020:

•	We generated $454.5 million of net cash from operating activities.
•	We paid dividends to our shareholders of $167.3 million.
•	We increased our total debt outstanding $92.5 million.
•	We invested in our business through capital expenditures of $97.9 million.
•	We incurred Project Centennial implementation costs, including restructuring cash payments of $12.0 million and non-restructuring consulting costs of $15.5 million.
•	We incurred ERP Road Mapping costs of $4.4 million.

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $185.9 million at January 1, 2022 and $307.5 million at January 2, 2021. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2021	Fiscal 2020
Cash flows provided by operating activities	$344,610	$454,464
Cash disbursed for investing activities	(191,438)	(73,992)
Cash disbursed for financing activities	(274,777)	(84,040)
Total change in cash	$(121,605)	$296,432

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2021	Fiscal 2020
Depreciation and amortization	$136,559	$141,384
Restructuring and related impairment charges	—	23,627
Stock-based compensation	21,343	12,855
Deferred income taxes	6,777	(31,154)
Pension and postretirement plans expense (including settlement and curtailment losses)	1,306	109,823
Other non-cash	6,445	16,696
Net non-cash adjustment to net income	$172,430	$273,231

•	Refer to the Restructuring and related impairment charges discussion in the “Matters Affecting Comparability” section above regarding this item.
•	The change in stock-based compensation from Fiscal 2020 to Fiscal 2021 was primarily due to an increase in the number of awards outstanding in the current year as compared to the prior year.
•

For Fiscal 2021 deferred income taxes changed due to changes in temporary differences.  For Fiscal 2020, the change in deferred income taxes resulted from changes in temporary differences year over year, including the impact of the termination of Plan No. 1.

•

Changes in pension and postretirement plan (benefit) expense were primarily due to the settlement and curtailment loss of $108.8 million recognized in Fiscal 2020 in conjunction with the termination of Plan No. 1.

•

Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs, activity in allowances for accounts receivable and inventory obsolescence, and gains or losses on the sale of assets.

Net cash for working capital requirements and pension plan contributions included the following items (amounts in thousands):

	Fiscal 2021	Fiscal 2020
Changes in accounts receivable, net	$(10,600)	$(25,021)
Changes in inventories, net	(9,767)	(1,771)
Changes in hedging activities, net	(4,967)	15,829
Changes in other assets and accrued liabilities, net	(46,749)	53,250
Changes in accounts payable	38,076	(5,772)
Qualified pension plan contributions	—	(7,600)
Net changes in working capital and pension plan contributions	$(34,007)	$28,915

•	The change in accounts receivable, inventories, and accounts payable resulted primarily from changes in sales and increases in ingredient and packaging costs year over year.
•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

The change in other assets and accrued liabilities primarily resulted from changes in employee compensation accruals, cloud-computing arrangement service contracts, legal settlement accruals, income tax receivable balances, hedge margin, and payroll tax deferrals under the CARES Act. In Fiscal 2021 and 2020, we paid $1.5 million and $12.0 million, respectively, of restructuring-related cash charges.  In Fiscal 2021, we accrued $23.1 million of legal settlements and paid

$11.9 million, all of which had been accrued for in prior years.  In Fiscal 2020, we accrued $7.3 million and paid $24.5 million in Fiscal 2020, of which $20.9 million had been accrued for in prior years.  We anticipate making payments of approximately $38.2 million, including our share of employment taxes, in performance-based cash awards under our cash incentive plans in the first quarter of Fiscal 2022.  During Fiscal 2021 and 2020, the company paid $64.6 million and $18.6 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s incentive plan.  The increase in performance-based cash awards paid in Fiscal 2021 resulted from improved financial performance in Fiscal 2020.  An additional $0.4 million and $0.2 million was paid during Fiscal 2021 and 2020, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.  Under the CARES Act, the company deferred approximately $30.0 million of the employer share of Social Security tax for the period from the beginning of the second quarter of Fiscal 2020 through December 31, 2020 and paid approximately $15.0 million in December 2021 with the remaining amount to be paid by December 31, 2022.

•

During Fiscal 2020, we made voluntary contributions to our qualified defined benefit pension plans of $7.6 million.  We did not make any contributions to our qualified defined benefit pension plans in Fiscal 2021. We expect to make $1.0 million of voluntary cash contributions to our pension plans in Fiscal 2022 and expect to pay $0.3 million in nonqualified pension benefits from corporate assets.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for Fiscal 2021 and 2020 (amounts in thousands):

	Fiscal 2021	Fiscal 2020
Purchase of property, plant, and equipment	$(135,964)	$(97,929)
Purchase of leased portfolio	(64,689)	—
Principal payments from notes receivable, net of repurchases of independent distributor territories	15,276	18,379
Acquisition of trademarks	(10,200)	—
Proceeds from sale of property, plant and equipment	2,995	5,368
Other	1,144	190
Net cash disbursed for investing activities	$(191,438)	$(73,992)

•	The company currently estimates capital expenditures of approximately $175.0 million to $185.0 million (inclusive of expenditures for the ERP upgrade of $65.0 million to $75.0 million) in Fiscal 2022.

Cash Flows Disbursed for Financing Activities.    The table below presents net cash disbursed for financing activities for Fiscal 2021 and 2020 (amounts in thousands):

	Fiscal 2021	Fiscal 2020
Dividends paid, including dividends on share-based payment awards	$(175,903)	$(167,270)
Payment of contingent consideration	—	(4,700)
Payment of financing fees	(6,022)	(206)
Stock repurchases	(9,510)	(783)
Change in bank overdrafts	261	3,134
Net change in debt obligations	(81,858)	92,500
Payments on financing leases	(1,745)	(6,715)
Net cash disbursed for financing activities	$(274,777)	$(84,040)

•

Our annual dividend rate increased from $0.80 per share in Fiscal 2020 to $0.84 per share in Fiscal 2021.  While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•	The payment for contingent consideration was made to satisfy the contingent consideration liability recorded in the Canyon Bakehouse LLC acquisition.
•

We paid financing costs associated with the issuance of the 2031 notes in the first quarter of Fiscal 2021 and for the amendments of the AR facility and credit facility in the third quarter of Fiscal 2021.

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

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at January 1, 2022 and January 2, 2021. For a detailed description of our debt and right-of-use lease obligations and information regarding our distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 13, Leases, and Note 14, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	January 1, 2022	Maturity	January 1, 2022	January 2, 2021	Variable Rate
			(Amounts in thousands)
2031 notes	2.40%	2031	$493,333	$—	Fixed Rate
2026 notes	3.50%	2026	397,276	396,705	Fixed Rate
2022 notes	4.38%	2022	—	399,398	Fixed Rate
Credit facility	1.02%	2026	—	50,000	Variable Rate
AR facility	1.00%	2023	—	114,000	Variable Rate
Right-of-use lease obligations		2036	300,522	345,762
			1,191,131	1,305,865
Less: Current maturities of long-term debt and right-of-use lease obligations			(47,974)	(51,908)
Long-term debt and right-of-use lease obligations			$1,143,157	$1,253,957

Total stockholders’ equity was as follows at January 1, 2022 and January 2, 2021:

	Balance at
	January 1, 2022	January 2, 2021
	(Amounts in thousands)
Total stockholders' equity	$1,411,274	$1,372,994

On March 9, 2021, the company issued $500.0 million of senior notes with a maturity date of March 15, 2031.  The company pays semiannual interest on the 2031 notes on each March 15 and September 15 and the notes bear interest at 2.400% per annum.  The net proceeds received of $494.3 million (before expenses and net of debt discount at issuance of $2.4 million and underwriting discount of $3.3 million) from the issuance of the 2031 notes were used for the early redemption of the outstanding 2022 notes and repayments on the AR facility and the credit facility. The early redemption of the 2022 notes resulted in cash payments of $415.4 million (inclusive of a make-whole amount of $15.4 million) which is classified as a financing cash outflow in the Consolidated Statement of Cash Flows.  We recognized a loss on extinguishment of debt of $16.1 million comprised of the make-whole cash payment of $15.4 million and non-cash charges of $0.7 million for the write-off of unamortized debt discount and debt issuance costs.

The credit facility and AR facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of these facilities.  During the third quarter of Fiscal 2021, we amended the credit facility to, among other things, extend the maturity date to July 30, 2026 and amended the AR facility to, among other things, extend the maturity date to September 27, 2023.  The following table details the amounts available under the AR facility and credit facility and the highest and lowest balances outstanding under these arrangements during Fiscal 2021:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	January 1, 2022	Fiscal 2021	Fiscal 2021
	(Amounts in thousands)
AR facility	$194,500	$114,000	$—
Credit facility (1)	491,600	$50,000	$—
	$686,100

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K.  During Fiscal 2021, the company borrowed $10.0 million in revolving borrowings under the credit facility and repaid $60.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The AR facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using these facilities will become more expensive and increase our interest expense.  Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase, it will make the cost of funds more expensive.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of January 1, 2022 and January 2, 2021, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR and sufficient LIBOR successor rate provisions to cover the discontinuance of LIBOR.  The company continues to monitor the progression of LIBOR discontinuation and the recommendation for an alternative interest rate benchmark.

Special Purpose Entities.  At January 1, 2022 and January 2, 2021, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Guarantees.  In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.

Stock Repurchase Plan.    The Board has approved a plan that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. At the close of the company’s fourth quarter on January 1, 2022, 5.8 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.  During Fiscal 2021, 0.41 million shares of the company’s common stock were repurchased under the plan at a cost of $9.5 million and during Fiscal 2020, 0.04 million shares were repurchased under the plan at a cost of $0.8 million. From the inception of the plan through January 1, 2022, 68.8 million shares, at a cost of $652.9 million, have been repurchased.  There were no repurchases of the company’s common stock during the fourth quarter of Fiscal 2021.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 1, 2022, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $3.7 million and is based on quoted market prices.  The total amount relates to instruments that will be utilized in Fiscal 2022.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 1, 2022, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $4.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Item 8.	Financial Statements and Supplementary Data

Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including both our CEO and our CFO and CAO.

Based upon that evaluation, both our CEO and our CFO and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of January 1, 2022.

The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I Election of Directors”, “Directors and Corporate Governance — Directors”, “Directors and Corporate Governance — Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Directors and Corporate Governance — Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our President and CEO certified to the NYSE on June 23, 2021 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of January 1, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,208,452
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,208,452

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. There are 89,949 deferred shares outstanding under the EPIP that will be issued at the end of the deferral period. See Note 18, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Proposal III Ratification of Appointment of Independent Registered Public Accounting Firm — Fiscal 2021 and Fiscal 2020 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 1, 2022 and January 2, 2021.

Consolidated Statements of Income for Fiscal 2021, Fiscal 2020, and Fiscal 2019.

Consolidated Statements of Comprehensive Income for Fiscal 2021, Fiscal 2020, and Fiscal 2019.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2021, Fiscal 2020, and Fiscal 2019.

Consolidated Statements of Cash Flows for Fiscal 2021, Fiscal 2020, and Fiscal 2019.

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

4.6		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.7		—	Form of 3.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.8	*	—	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.9		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
4.10		—	Form of 2.400% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
10.01		—

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

Exhibit
No		Name of Exhibit
10.02	—

First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2012, File No. 1-16247).

10.03	—

Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K, dated April 10, 2013, File No. 1-16247).

10.04	—

Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

10.05	—

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.5 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 28, 2015, File No. 1-16247).

10.06	—

Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

10.07	—

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

10.09	—

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

10.10	—

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

10.11	—

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

10.12	—

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

10.13	—

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

Exhibit
No			Name of Exhibit
10.14		—

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

10.15		—

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

10.16		—

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

10.17		—

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

10.18		—

Ninth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 23, 2021, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 12, 2021. File No. 1-16247).

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

10.27	+	—

Form of 2019 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.27 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2019, File No. 1-16247).

Exhibit
No			Name of Exhibit
10.28	+	—

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

10.30	+	—

Form of 2020 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.31 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2020, File No. 1-16247).

10.31	+	—

Form of 2021 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.29 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2021, File No. 1-16247).

10.32	+	—

Form of 2021 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.30 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2021, File No. 1-16247).

10.33	+*	—	Form of 2022 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.34	+*	—	Form of 2022 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer for the fiscal year ended January 1, 2022.

101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended January 1, 2022 has been formatted in Inline XBRL.

*	Filed herewith
+	Management contract or compensatory plan or arrangement
Item 16.	Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2022.

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

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	President and Chief Executive Officer and Director	February 23, 2022
A. Ryals McMullian

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Accounting Officer	February 23, 2022
R. Steve Kinsey

/s/ GEORGE E. DEESE	Chairman	February 23, 2022
George E. Deese

/s/ EDWARD J. CASEY, JR	Director	February 23, 2022
Edward J. Casey, Jr.

/s/ THOMAS C. CHUBB III	Director	February 23, 2022
Thomas C. Chubb III

/s/ RHONDA O. GASS	Director	February 23, 2022
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD IV	Director	February 23, 2022
Benjamin H. Griswold IV

/s/ MARGARET G. LEWIS	Director	February 23, 2022
Margaret G. Lewis

/s/ W. JAMESON MCFADDEN	Director	February 23, 2022
W. Jameson McFadden

/s/ JAMES T. SPEAR	Director	February 23, 2022
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 23, 2022
Melvin T. Stith, Ph.D.

/s/ TERRY S. THOMAS	Director	February 23, 2022
Terry S. Thomas

/s/ C. MARTIN WOOD III	Director	February 23, 2022
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Workers’ Compensation Reserves

As described in Note 2 to the consolidated financial statements, the Company is self-insured for various levels of general liability, including workers’ compensation. As of January 1, 2022, self- insurance reserves totaled approximately $28.9 million, of which workers’ compensation reserves represent a portion of the total balance. Management estimates workers’ compensation reserves based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends, and projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends and industry trends related to expected losses and actual reported losses and key assumptions, including loss development factors and expected loss rates.

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

February 23, 2022

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1, 2022	January 2, 2021
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$185,871	$307,476
Accounts and notes receivable, net of allowances of $15,398 and $15,162, respectively	305,196	300,001
Inventories:
Raw materials	54,458	48,977
Packaging materials	24,580	20,744
Finished goods	55,942	55,508
	134,980	125,229
Spare parts and supplies	68,479	68,108
Other	51,592	37,389
Total current assets	746,118	838,203
Property, plant and equipment:
Land	112,729	93,037
Buildings	550,947	484,805
Machinery and equipment	1,256,821	1,226,403
Furniture, fixtures and transportation equipment	184,528	170,150
Construction in progress	87,367	59,137
	2,192,392	2,033,532
Less: accumulated depreciation	(1,393,664)	(1,334,139)
	798,728	699,393
Financing lease right-of-use assets	3,476	5,419
Operating lease right-of-use assets	289,013	328,712
Notes receivable from independent distributor partners	154,310	176,412
Assets held for sale	11,369	5,641
Other assets	9,623	9,081
Goodwill	545,244	545,244
Other intangible assets, net	695,432	714,918
Total assets	$3,253,313	$3,323,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,584	1,769
Current maturities of operating leases	46,390	50,139
Accounts payable	268,500	225,918
Other accrued liabilities	203,443	226,279
Total current liabilities	519,917	504,105
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	890,609	960,103
Noncurrent financing lease obligations	1,910	3,590
Noncurrent operating lease obligations	250,638	290,264
Total long-term debt and right-of-use lease liabilities	1,143,157	1,253,957
Other liabilities:
Post-retirement/post-employment obligations	7,249	10,049
Deferred taxes	133,757	128,259
Other long-term liabilities	37,959	53,659
Total other long-term liabilities	178,965	191,967
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 17,334,804 and 17,126,261 shares, respectively	(232,304)	(225,405)
Capital in excess of par value	678,414	659,682
Retained earnings	962,378	932,094
Accumulated other comprehensive income	2,587	6,424
Total stockholders’ equity	1,411,274	1,372,994
Total liabilities and stockholders’ equity	$3,253,313	$3,323,023

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	52 weeks	53 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$4,330,767	$4,387,991	$4,123,974
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,175,247	2,196,142	2,155,709
Selling, distribution and administrative expenses	1,719,797	1,693,387	1,575,122
Depreciation and amortization	136,559	141,384	144,228
Restructuring and related impairment charges	—	35,483	23,524
Loss (recovery) on inferior ingredients	944	107	(37)
Multi-employer pension plan withdrawal costs	3,300	—	—
Income from operations	294,920	321,488	225,428
Interest expense	31,534	38,790	38,847
Interest income	(23,533)	(26,696)	(27,750)
Loss on extinguishment of debt	16,149	—	—
Pension plan settlement and curtailment loss	403	108,757	—
Other components of net periodic pension and postretirement benefits (credit) expense	(405)	(74)	2,248
Income before income taxes	270,772	200,711	212,083
Income tax expense	64,585	48,393	47,545
Net income	$206,187	$152,318	$164,538
Net income per common share:
Basic:
Net income per common share	$0.97	$0.72	$0.78
Weighted average shares outstanding	211,840	211,782	211,606
Diluted:
Net income per common share	$0.97	$0.72	$0.78
Weighted average shares outstanding	213,033	212,345	211,974
Cash dividends paid per common share	$0.8300	$0.7900	$0.7500

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	52 weeks	53 weeks	52 weeks
	(Amounts in thousands)
Net income	$206,187	$152,318	$164,538
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	302	81,277	—
Net actuarial gain (loss) for the period	788	18,588	(8,000)
Current year prior service credit	1,661	—	—
Amortization of prior service cost included in net income	41	83	259
Amortization of actuarial loss included in net income	400	1,082	5,099
Pension and postretirement plans, net of tax	3,192	101,030	(2,642)
Derivative instruments:
(Loss) gain on effective portion of derivatives	(5,348)	9,298	8,457
(Gain) loss reclassified to net income	(1,681)	2,116	(2,664)
Derivative instruments, net of tax	(7,029)	11,414	5,793
Other comprehensive (loss) income, net of tax	(3,837)	112,444	3,151
Comprehensive income	$202,350	$264,762	$167,689

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 29, 2018	228,729,585	$199	$653,477	$945,410	$(109,171)	(17,834,378)	$(231,648)	1,258,267
Net income				164,538				164,538
Derivative instruments, net of tax (Note 10)					5,793			5,793
Pension and postretirement plans, net of tax (Note 20)					(2,642)			(2,642)
Stock repurchases						(336,088)	(7,054)	(7,054)
Issuance of deferred stock awards			(911)			69,377	911	—
Amortization of share-based compensation awards			7,430					7,430
Performance-contingent restricted stock awards issued (Note 18)			(11,498)			885,123	11,498	—
Issuance of deferred compensation			(6)			452	6	—
Cumulative effect adjustment for adoption of lease standard, net of tax				(2,915)				(2,915)
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(1,361)				(1,361)
Dividends paid — $0.7500 per common share				(158,626)				(158,626)
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	$(17,215,514)	$(226,287)	$1,263,430
Net income				152,318				152,318
Derivative instruments, net of tax (Note 10)					11,414			11,414
Pension and postretirement plans, net of tax (Note 20)					101,030			101,030
Stock repurchases						(37,433)	(783)	(783)
Issuance of deferred stock awards			(651)			49,539	651	—
Amortization of share-based compensation awards			12,855					12,855
Time-based restricted stock awards issued (Note 18)			(975)			74,204	975	—
Issuance of deferred compensation			(39)			2,943	39	—
Dividends paid on vested share-based payments awards				(109)				(109)
Dividends paid — $0.7900 per common share				(167,161)				(167,161)
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				206,187				206,187
Derivative instruments, net of tax (Note 10)					(7,029)			(7,029)
Pension and postretirement plans, net of tax (Note 20)					3,192			3,192
Stock repurchases						(406,840)	(9,510)	(9,510)
Issuance of deferred stock awards			(636)			48,231	636	—
Amortization of share-based compensation awards			21,343					21,343
Time-based restricted stock awards issued (Note 18)			(1,798)			136,652	1,798	—
Issuance of deferred compensation			(177)			13,414	177	—
Dividends paid on vested share-based payments awards				(234)				(234)
Dividends paid — $.8300 per common share				(175,669)				(175,669)
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	52 weeks	53 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$206,187	$152,318	$164,538
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and related impairment charges	—	23,627	21,062
Depreciation and amortization	136,559	141,384	144,228
Stock-based compensation	21,343	12,855	7,430
(Gain) loss reclassified from accumulated other comprehensive income to net income	(2,115)	2,675	(3,707)
Deferred income taxes	6,777	(31,154)	18,609
Provision for inventory obsolescence	16	3,601	337
Allowances for accounts receivable	6,071	11,344	11,034
Pension and postretirement plans expense	1,306	109,823	3,234
Other	2,473	(924)	1,579
Qualified pension plan contributions	—	(7,600)	(2,500)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(10,600)	(25,021)	(7,809)
Inventories, net	(9,767)	(1,771)	(4,774)
Hedging activities, net	(4,967)	15,829	10,289
Accounts payable	38,076	(5,772)	(14,155)
Other assets and accrued liabilities	(46,749)	53,250	17,557
Net cash provided by operating activities	344,610	454,464	366,952
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(135,964)	(97,929)	(103,685)
Repurchase of independent distributor territories	(4,585)	(3,114)	(2,705)
Cash paid at issuance of notes receivable	(12,135)	(10,660)	(22,644)
Principal payments from notes receivable	31,996	32,153	29,173
Acquisition of trademark	(10,200)	—	—
Proceeds from sales of property, plant and equipment	2,995	5,368	2,649
Purchase of leased warehouses	(64,689)	—	—
Other investing activities	1,144	190	119
Net cash disbursed for investing activities	(191,438)	(73,992)	(97,093)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(175,903)	(167,270)	(159,987)
Contingent consideration	—	(4,700)	—
Payments for debt issuance costs	(6,022)	(206)	(110)
Stock repurchases	(9,510)	(783)	(7,054)
Change in bank overdrafts	261	3,134	3,217
Proceeds from debt borrowings	497,570	484,900	609,250
Debt obligation payments	(579,428)	(392,400)	(723,500)
Payments on financing leases	(1,745)	(6,715)	(5,937)
Net cash disbursed for financing activities	(274,777)	(84,040)	(284,121)
Net (decrease) increase in cash and cash equivalents	(121,605)	296,432	(14,262)
Cash and cash equivalents at beginning of period	307,476	11,044	25,306
Cash and cash equivalents at end of period	$185,871	$307,476	$11,044
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$177	$39	$6
Right-of-use assets obtained in exchange for new financing lease liabilities	$37	$79	$9,854
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,869	$16,022	$44,585
Issuance of notes receivable on new distribution territories, net	$21,008	$25,029	$50,532
Distributor routes sold with deferred gains, net	$241	$207	$241
Purchase of property, plant and equipment included in accounts payable	$9,124	$4,662	$5,983
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,620	$35,920	$36,430
Income taxes paid, net of refunds of $305, $917 and $460, respectively	$69,401	$68,758	$39,121

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2021 consisted of 52 weeks, Fiscal 2020 consisted of 53 weeks, and Fiscal 2019 consisted of 52 weeks.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in our selling, distribution, and administrative expenses line item on the Consolidated Statements of Income.

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

In Fiscal 2021, 2020, and 2019, the company recorded $2.2 billion, $2.3 billion, and $1.9 billion, respectively, in sales through SBT.

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

The company disaggregates revenue by sales channel.  Our sales channels are branded retail, store branded retail, and non-retail and other.  The non-retail and other channel includes foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing.  The company does not disaggregate revenue by geographic region, customer type, or contract type.  All revenues are recognized at a point in time.  Sales by sales channel category are as follows for Fiscal 2021, 2020, and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Branded retail	$2,875,418	$2,914,072	$2,478,669
Store branded retail	534,794	607,741	647,056
Non-retail and other	920,555	866,178	998,249
Total	$4,330,767	$4,387,991	$4,123,974

Cash and Cash Equivalents.    The company considers deposits in banks, certificates of deposits, and short-term investments with original maturities of three months or less, and highly liquid investments that are readily convertible to known amounts of cash to be cash and cash equivalents.

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2021	$15,162	$6,071	$5,835	$15,398
Fiscal 2020	$9,473	$11,344	$5,655	$15,162
Fiscal 2019	$5,751	$11,034	$7,312	$9,473

Activity in the allowance for trade accounts receivable credit losses for Fiscal 2021 and 2020 was as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Recoveries and other	Ending Balance
Fiscal 2021	$4,901	$596	$(1,018)	$(1,927)	$2,552
Fiscal 2020	$2,089	$2,875	$(2,319)	$2,256	$4,901

The amounts charged to expense for bad debts in the table above, along with other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 19.8% and 18.8%, on a consolidated basis, as of January 1, 2022 and January 2, 2021, respectively.  No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in Fiscal 2021, 2020, and 2019 accounted for 53.7%, 53.6% and 51.0% of sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of sales for Fiscal 2021, 2020, and 2019 was as follows:

Percent of Sales
Fiscal 2021	21.2%
Fiscal 2020	21.2%
Fiscal 2019	21.1%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories.    Inventories at January 1, 2022 and January 2, 2021 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2021	$1,920	$16	$1,652	$284
Fiscal 2020	$161	$3,601	$1,842	$1,920
Fiscal 2019	$143	$337	$319	$161

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For Fiscal 2021, 2020, and 2019, shipping costs were $1,063.6 million, $1,075.8 million, and $1,010.5 million, respectively, including the costs paid to IDPs.

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

Though under no obligation to do so, the company repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business.  If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP.  In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $19.7 million and $23.9 million at January 1, 2022 and January 2, 2021, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net gains of $1.6 million during Fiscal 2021, $5.1 million during Fiscal 2020 and $4.1 million during Fiscal 2019 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.  The gains recorded during Fiscal 2021 included a loss of $4.7 million of repurchase obligations of distribution rights related to a legal settlement.  See Note 22, Commitments and Contingencies, for details on this settlement.

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is recognized at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	25
Furniture, fixtures and transportation equipment	3	15

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for Fiscal 2021, 2020, and 2019 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2021	$103,949
Fiscal 2020	$103,490
Fiscal 2019	$107,891

The company had no capitalized interest during Fiscal 2021, 2020, and 2019. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Leases.  At the beginning of our Fiscal 2019, the company adopted the new standard using the modified retrospective transition method, which required companies to recognize lease liabilities and a right of use asset for virtually all leases on the balance sheet.  The impact at adoption was an increase to assets of $387.3 million and an increase to liabilities of $391.9 million at the beginning of our Fiscal 2019.

The company’s leases consist of the following types of assets: bakeries, corporate office space, warehouses, bakery equipment, transportation equipment, and IT equipment (debt is discussed separately in Note 14, Debt and Other Commitments).

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

The lease term for real estate leases primarily ranges from one to 22 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to seven years. Transportation equipment generally has terms of less than one year up to seven years.  IT equipment is typically leased from less than a year up to five years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of January 1, 2022.

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

These contracts may also contain end-term purchase options, whereby, the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of January 1, 2022. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During Fiscal 2021 and 2020, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

During Fiscal 2020 and Fiscal 2019, the company entered into embedded leases for IT equipment that, as of January 1, 2022, were $3.0 million of financing ROU assets and financing ROU liabilities.  As of January 2, 2021, the embedded leases were $4.6 million of financing ROU assets and financing ROU liabilities.  The company did not enter into any embedded leases during Fiscal 2021.

See Note 13, Leases, for our lease quantitative disclosures.

Segment.    The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

Impairment of Long-Lived Held and Used Assets.    The company determines whether there has been an impairment of long-lived held and used assets when indicators of potential impairment are present. We consider historical performance and future estimated results in our evaluation of impairment. If facts and circumstances indicate that the cost of any long-lived held and used assets may be impaired, an evaluation of recoverability would be performed. If an estimate of the asset’s fair value is required in order to determine if an impairment should be recorded, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount and if lower than the carrying value, a write-down to market value is required.

There were no restructuring and related impairment charges during Fiscal 2021.  Total impairments (inclusive of property, plant and equipment, notes receivable, spare parts, and ROU assets) for Fiscal 2020 and 2019, and the line item to which each item is recorded in our Consolidated Statements of Income, are presented below (amounts in thousands):

Restructuring and related impairment charges line item	Fiscal 2020	Fiscal 2019
Plant closings	$5,747	$5,133
Line and distribution depot closings	629	356
Spare parts	734	174
Lease impairment charges	9,397	—
Impairment of assets	$16,507	$5,663

Fiscal 2020

During Fiscal 2020, the company sold three closed bakeries included in assets held for sale and certain idle equipment at other bakeries included in property, plant, and equipment, resulting in the recognition of $5.7 million of impairment charges.  Additionally, the company recognized property, plant, and equipment impairment charges of $0.6 million for line and distribution depot closures and an office building it decided to sell, and $0.7 million for spare parts related to equipment it no longer intended to use.

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

See Note 5, Restructuring Activities, for details.

Impairment of Other Intangible Assets.    The company accounts for other intangible assets at fair value. These intangible assets can be either finite or indefinite-lived depending on the facts and circumstances at acquisition.

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

The company evaluates useful lives for finite-lived intangible assets to determine if facts or circumstances arise that may impact the estimates of useful lives assigned and the remaining amortization duration.  Indefinite-lived intangible assets that are determined to have a finite useful life are tested for impairment as an indefinite-lived intangible asset prior to commencing amortization.  We determined that an indefinite-lived asset should be reclassified to finite-lived with an attribution period covering our estimate of the assets’ useful life.  These intangible assets were assigned a useful life ranging from 5 years to 40 years.

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

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of our single reporting unit may be below its carrying value) using a one-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each Fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in Fiscal 2021, 2020, or 2019. See Note 9, Goodwill and Other Intangible Assets, for additional disclosure.

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

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at January 1, 2022 qualified for hedge accounting.  See Note 10, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings.  Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.   Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During Fiscal 2021, 2020, and 2019 there were no discontinued hedge positions.

The impact to earnings is included in our materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) line item. Changes in the fair value of the asset or liability are recorded as either a current or long-term asset or liability depending on the underlying fair value. Amounts reclassified to earnings for the commodity cash flow hedges are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. See Note 10, Derivative Financial Instruments, for additional disclosure.

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between the proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 17, Stockholders’ Equity, for additional disclosure.

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $77.7 million, $60.4 million, and $48.2 million for Fiscal years 2021, 2020, and 2019, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from treasury stock. Forfeitures are recognized as they occur.  Shares issued at vesting are recorded as reissuances of treasury stock.  See Note 18, Stock-Based Compensation, for additional disclosure.  Stock-based compensation expense is primarily included in selling, distribution and administrative expense in the Consolidated Statements of Income.

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

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used.  The net balance of capitalized software development costs included in plant, property and equipment was $21.1 million and $21.9 million at January 1, 2022 and January 2, 2021, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $9.9 million, $9.3 million, and $10.2 million in Fiscal 2021, 2020, and 2019, respectively.

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

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying Consolidated Statements of Income. See Note 21, Income Taxes, for additional disclosure.

The deductions column in the table below presents the amounts reduced in the deferred tax asset valuation allowance that were recorded to, and included as part of, deferred tax expense. The additions column represents amounts that increased the allowance.

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2021	$1,030	$—	$—	$1,030
Fiscal 2020	$703	$—	$327	$1,030
Fiscal 2019	$364	$—	$339	$703

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

Net Income Per Common Share.    Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. The performance contingent restricted stock awards do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. Fully vested shares which have a deferral period extending beyond the vesting date are included in the computation for basic net income per share.  See Note 19, Earnings Per Share, for additional disclosure.

Variable Interest Entities.    The incorporated IDPs are not voting interest entities since the company has no direct interest in each entity; however, they qualify as variable interest entities (“VIEs”). The IDPs who are formed as sole proprietorships are excluded from the VIE accounting analysis because sole proprietorships are not within scope for determination of VIE status.  The company typically finances the incorporated IDP and enters into a contract with the incorporated IDP to supply product at a discount for distribution in the IDP’s territory. The combination of the company’s loans to the incorporated IDP and the ongoing supply arrangements with the incorporated IDP provides a level of protection to the equity owners of the various distributorships that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs.  See Note 15, Variable Interest Entities, for additional disclosure of these VIEs.

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

Postretirement Plans.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality. Material changes in pension costs and in benefit obligations may occur in the future due to experience that is different than assumed and changes in these assumptions.  See Note 20, Postretirement Plans, for additional disclosure.

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

Fair Value of Financial Instruments.    On March 9, 2021 and September 28, 2016, the company issued $500.0 million of senior notes (the “2031 notes”) and $400.0 million of senior notes (the “2026 notes”), respectively.  On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”) which the company later redeemed on April 8, 2021. These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten-year term of the note to interest expense. In addition, and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 16, Fair Value of Financial Instruments.

Research and Development Costs.  The company recorded research and development costs of $5.6 million, $4.0 million, and $4.3 million for Fiscal 2021, 2020, and 2019, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”).    The company reports comprehensive income in two separate but consecutive financial statements. See Note 6, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Business Process Improvement Costs .  In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, which includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative.  These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract.  The expensed portion of the consulting costs related to the transformation strategy initiatives incurred in Fiscal 2021 was $31.3 million.  We began planning for the upgrade of our ERP platform and other system related enhancements (the “ERP road mapping”) during the third quarter of Fiscal 2020.  We incurred consulting costs associated with these activities of $4.4 million.  These costs are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Note 3.	Recent Accounting Pronouncements

Pronouncements adopted during Fiscal 2021

In December 2019, the FASB issued guidance which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes.  The company adopted the new standard as of January 3, 2021, the beginning of our Fiscal 2021. Accounting for franchise taxes required adoption on a retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other applicable provisions were adopted on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

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

Loss (Recovery) on Inferior Ingredients

During Fiscal 2021, the company issued a voluntary recall on certain Tastykake multi-pack cupcakes sold in eight states and certain Tastykake Krimpets distributed to retail customers throughout the U.S. due to the potential presence of tiny fragments of metal mesh wire.  The recall was initiated following notification by a vendor of the possible contamination in a supplied ingredient.  We incurred costs of $1.8 million related to the recall.  Additionally, the company incurred costs of $0.1 million and received reimbursements of approximately $1.0 million during Fiscal 2021 related to the recall of gluten-free products during Fiscal 2020 discussed below.

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

During the fourth quarter of Fiscal 2020, the company received a $1.2 million reimbursement from the supplier for the direct costs associated with the inferior yeast.  We also received a reimbursement of $3.9 million for indirect losses associated with the inferior yeast, and this amount is included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. During Fiscal 2019, the company received an additional $1.8 million for the reimbursement of costs associated with receiving inferior ingredients.  Unless otherwise noted, the costs and reimbursements related to these inferior ingredients are included in the ‘Loss (recovery) on inferior ingredients’ line item in our Consolidated Statements of Income.

The table below presents the total costs and recoveries during Fiscal 2021, 2020 and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Expense recognized	$1,894	$1,257	$1,785
Recoveries recognized	(950)	(1,150)	(1,822)
Total loss (recovery) on inferior ingredients	$944	$107	$(37)

Note 5.	Restructuring Activities

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

The company operated under an organizational structure established with two business units (“BUs”), Fresh Bakery and Snacking/Specialty since May of 2017, and realigned key leadership roles.  This structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities.  On July 17, 2020, the company implemented additional organizational structure changes designed to increase focus on brand growth, product innovation, and improving underperforming bakeries.  Elimination of the BUs and adoption of a brand focused organizational structure was completed in the third quarter of Fiscal 2020 and the company continues to report our financial results in one operating segment.  Project Centennial was completed in Fiscal 2020 and there were no additional costs recognized in Fiscal 2021.  See Note 1, Basis of Presentation, for a description of our segment presentation.

Unless otherwise noted, restructuring related costs are recorded in the restructuring and related impairments line item on our Consolidated Statements of Income.

The table below presents the components of costs associated with Project Centennial in Fiscal 2020 and 2019 (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Restructuring and related impairment charges:
Reorganization costs	$—	$253
Lease termination charges	4,077	—
Impairment charges, net of gain on sale	23,627	20,229
Employee termination benefits	7,779	3,042
Restructuring and related impairment charges (1)	35,483	23,524
Project Centennial implementation costs (2)	15,548	784
Total Project Centennial restructuring and implementation costs	$51,031	$24,308
(1)	Presented on our Consolidated Statements of Income.
(2)	Represents non-restructuring costs and are recorded in the selling, distribution, and administrative expenses line item of our Consolidated Statements of Income.

The table below details the restructuring impairments (inclusive of property, plant and equipment, ingredient and packaging, and spare parts and intangible assets) that were recognized during Fiscal 2020 and 2019 (amounts in thousands):

	Fiscal 2020	Fiscal 2019
Plant closure costs	$5,747	$5,133
Line and distribution depot closure costs	629	356
Spare parts	734	174
Brand rationalization study impairments	7,120	15,399
Lease impairment charges	9,397	—
Gain on sale	—	(833)
Total restructuring impairment of assets	$23,627	$20,229

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

Fiscal 2019

We began relocating certain employees during the third quarter of Fiscal 2017 as we transition to the enhanced organizational structure.  Reorganization costs of $0.3 million for Fiscal 2019 for relocating employees were incurred.  Additionally, a brand rationalization study which identified certain regional brand products that transitioned to national brands resulted in an additional impairment charge of $15.4 million on certain finite-lived intangible assets.

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

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	RIF	Employee termination benefits(1)	Reorganization costs(2)	Distribution Network Optimization	Total
Liability balance at December 29, 2018	$174	$—	$227	$—	$—	$401
Charges	—	—	3,042	253	—	3,295
Cash payments	—	—	(1,819)	(253)	—	(2,072)
Liability balance (3) at December 28, 2019	$174	$—	$1,450	$—	$—	$1,624
Charges	2,639	5,289	(149)	—	4,077	11,856
Cash payments	(1,777)	(4,817)	(1,301)	—	(4,077)	(11,972)
Liability balance (3) at January 2, 2021	$1,036	$472	$—	$—	$—	$1,508
Charges	—	—	—	—	—	—
Cash payments	(1,036)	(472)	—	—	—	(1,508)
Liability balance (3) at January 1, 2022	$—	$—	$—	$—	$—	$—

(1)	Employee termination benefits not related to the VSIP.
(2)	Reorganization costs include employee relocation expenses.
(3)	Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.

Note 6.	Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During Fiscal 2021, 2020, and 2019, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2021	Fiscal 2020	Fiscal 2019	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$126	$(145)	$(142)	Interest expense
Commodity contracts	2,115	(2,675)	3,707	Cost of sales, Note 3, below
Total before tax	$2,241	$(2,820)	$3,565	Total before tax
Tax (expense) benefit	(560)	704	(901)	Tax expense
Total net of tax	$1,681	$(2,116)	$2,664	Net of tax
Pension and postretirement plans:
Prior-service credits	$(55)	$(111)	$(346)	Note 1, below
Settlement loss	(403)	(108,757)	—	Note 1, below
Actuarial losses	(532)	(1,447)	(6,822)	Note 1, below
Total before tax	$(990)	$(110,315)	$(7,168)	Total before tax
Tax benefit	247	27,873	1,810	Tax benefit
Total net of tax	$(743)	$(82,442)	$(5,358)	Net of tax benefit
Total reclassifications from AOCI	$938	$(84,558)	$(2,694)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 20, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During Fiscal 2021, 2020, and 2019, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2021	Fiscal 2020	Fiscal 2019
Derivative instruments:
Interest rate contracts	$3,902	—	—
Commodity contracts	(11,030)	$12,395	$11,313
Total before tax	$(7,128)	$12,395	$11,313
Tax benefit (expense)	1,780	(3,097)	(2,856)
Total net of tax	$(5,348)	$9,298	$8,457
Pension and postretirement plans:
Current year actuarial loss (gain)	$1,050	$24,872	$(10,702)
Current year prior service credit	2,214	—	—
Total before tax	$3,264	$24,872	$(10,702)
Tax (expense) benefit	(815)	(6,284)	2,702
Total net of tax	$2,449	$18,588	$(8,000)
Total recognized in AOCI	$(2,899)	$27,886	$457

During Fiscal 2021, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424
Other comprehensive gain before reclassifications	(5,348)	2,449	(2,899)
Reclassified to earnings from AOCI	(1,681)	743	(938)
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587

During Fiscal 2020, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2019	$1,658	$(107,678)	$(106,020)
Other comprehensive loss (gain) before reclassifications	9,298	18,588	27,886
Reclassified to earnings from AOCI	2,116	82,442	84,558
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Gross gain (loss) reclassified from AOCI into income	$2,115	$(2,675)	$3,707
Tax (expense) benefit	(529)	668	(936)
Net of tax	$1,586	$(2,007)	$2,771

Note 7.	Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During Fiscal 2021, 2020, and 2019 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2021	$23,533
Fiscal 2020	$26,696
Fiscal 2019	$27,750

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

During Fiscal 2021, the company sold an office building and certain distribution depots included in assets held for sale at January 2, 2021.  The company received net proceeds of $2.2 million and recognized a gain of $0.9 million at the time of sale.  Also during Fiscal 2021, the company acquired and classified $1.6 million and $4.3 million of equipment and property, respectively, as held for sale.

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of January 1, 2022 and January 2, 2021, respectively (amounts in thousands):

	January 1, 2022	January 2, 2021
Distribution rights	$5,147	$3,707
Property, plant and equipment	6,222	1,934
Total assets held for sale	$11,369	$5,641

Note 9.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at January 1, 2022 and January 2, 2021, respectively, each of which is explained in additional detail below (amounts in thousands):

	January 1, 2022	January 2, 2021
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	568,332	587,818
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,240,676	$1,260,162

Goodwill was not impaired in Fiscal 2021, 2020, or 2019.

As of January 1, 2022 and January 2, 2021, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 1, 2022			January 2, 2021
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,115	$78,124	$398,991	$466,915	$64,426	$402,489
Customer relationships	318,021	151,496	166,525	318,021	135,068	182,953
Non-compete agreements	5,154	5,074	80	5,154	5,034	120
Distributor relationships	4,123	3,398	725	4,123	3,123	1,000
Distributor routes held and used	2,548	537	2,011	1,377	121	1,256
Total	$806,961	$238,629	$568,332	$795,590	$207,772	$587,818

The company acquired trademarks for $10.2 million during the second quarter of Fiscal 2021.  These trademarks are being amortized over their estimated useful life.

As of January 1, 2022 and January 2, 2021, there was $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows.  They are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

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

Amortization expense

Amortization expense for Fiscal 2021, 2020, and 2019 was as follows (amounts in thousands):

Amortization expense
Fiscal 2021	$30,857
Fiscal 2020	$30,704
Fiscal 2019	$29,323

Estimated amortization of intangibles for Fiscal 2022 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2022	$31,535
2023	$30,654
2024	$29,959
2025	$29,247
2026	$27,173

Note 10.	Derivative Financial Instruments

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

As of January 1, 2022, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$3,955	$—	$—	$3,955
Other long-term assets	—	—	—	—
Total	$3,955	$—	$—	$3,955
Liabilities:
Other current liabilities	$(220)	$—	$—	$(220)
Other long-term liabilities	—	—	—	—
Total	$(220)	$—	$—	$(220)
Net Fair Value	$3,735	$—	$—	$3,735

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, during Fiscal 2022. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	January 1, 2022		January 2, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$3,955	Other current assets	$16,684
Commodity contracts	Other long-term assets	—	Other long-term assets	731
Total		$3,955		$17,415

	Derivative Liabilities
	January 1, 2022		January 2, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$220	Other current liabilities	$5
Commodity contracts	Other long-term liabilities	—	Other long-term liabilities	83
Total		$220		$88

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2021	Fiscal 2020	Fiscal 2019
Interest rate contracts	$2,926	$—	$—
Commodity contracts	$(8,274)	$9,298	$8,457
Total	$(5,348)	$9,298	$8,457

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2021	Fiscal 2020	Fiscal 2019	(Effective Portion)
Interest rate contracts	$95	$(109)	$(107)	Interest income (expense)
Commodity contracts	1,586	(2,007)	2,771	Production costs (1)
Total	$1,681	$(2,116)	$2,664

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at January 1, 2022:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$179	$3,063	$3,242
Expiring in 2022	2,801	—	2,801
Total	$2,980	$3,063	$6,043

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of January 1, 2022, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$32,731
Soybean oil contracts	7,088
Natural gas contracts	3,663
Corn contracts	342
Total	$43,824

The company’s derivative instruments contained no credit-risk-related contingent features at January 1, 2022. As of January 1, 2022 and January 2, 2021, the company had $2.0 million and $1.2 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions.  As of January 1, 2022 and January 2, 2021, the company had $3.4 million and $14.0 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 11.	Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	January 1, 2022	January 2, 2021
Prepaid assets	$12,576	$8,140
Service contracts	19,884	7,911
Fair value of derivative instruments	3,955	16,684
Collateral to counterparties for derivative positions	2,039	1,229
Income taxes receivable	13,001	2,211
Other	137	1,214
Total	$51,592	$37,389

Other non-current assets consist of (amounts in thousands):

	January 1, 2022	January 2, 2021
Unamortized financing fees	$1,574	$836
Investments	3,145	3,242
Fair value of derivative instruments	—	731
Deposits	2,202	2,092
Unamortized cloud computing arrangement costs	1,215	2,059
Noncurrent pension asset	1,281	—
Other	206	121
Total	$9,623	$9,081

Note 12.	Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	January 1, 2022	January 2, 2021
Employee compensation	$25,505	$28,826
VSIP and RIF liabilities	—	1,508
Employee vacation	15,782	16,216
Employee bonus	33,413	57,394
Fair value of derivative instruments	220	5
Self-insurance reserves	29,828	29,367
Bank overdraft	17,161	16,900
Accrued interest	7,202	8,241
Accrued taxes	23,911	22,773
Accrued legal costs	1,746	1,644
Accrued advertising	4,294	3,610
Accrued legal settlements	16,500	11,869
Accrued short term deferred income	4,040	4,760
Accrued utilities	6,741	6,070
Acquisition consideration adjustment	3,400	—
Collateral from counterparties for derivative positions	3,377	13,997
Multi-employer pension plan withdrawal liability	2,100	—
Repurchase obligations of distribution rights	4,743	—
Other	3,480	3,099
Total	$203,443	$226,279

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale.  There was recently a tax determination that the selling shareholders owed additional taxes.  Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the shareholders approximately $3.4 million and the company has recorded this cost in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 75 distribution rights.  See Note 22, Commitments and Contingencies, for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	January 1, 2022	January 2, 2021
Deferred income	$15,676	$19,153
Deferred compensation	20,188	16,674
Fair value of derivative instruments	—	83
Other deferred credits	720	1,502
Deferred payroll taxes under the CARES Act	—	14,992
Other	1,375	1,255
Total	$37,959	$53,659

Note 13.	Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies.  The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for Fiscal 2021, 2020 and 2019 were as follows (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Lease cost:
Amortization of right-of-use assets	$1,751	$7,190	$7,014
Interest on lease liabilities	154	846	994
Operating lease cost	68,927	69,926	69,525
Short-term lease cost	3,075	3,058	2,630
Variable lease cost	27,120	24,815	26,359
Total lease cost	$101,027	$105,835	$106,522

Other supplemental quantitative disclosures as of, and for, Fiscal 2021 and Fiscal 2020 were as follows (in thousands):

	Fiscal 2021	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$154	$846
Operating cash flows from operating leases	$68,802	$74,226
Financing cash flows from financing leases	$1,745	$6,715
Right-of-use assets obtained in exchange for new financing lease liabilities	$37	$79
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,869	$16,022
Weighted-average remaining lease term (years):
Financing leases	2.1	3.1
Operating leases	8.3	9.4
Weighted-average IBR (percentage):
Financing leases	3.5	3.5
Operating leases	3.8	4.1

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of January 1, 2022 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2022	$56,925	$1,691
2023	53,900	1,828
2024	45,269	101
2025	42,386	—
2026	28,591	—
Thereafter	127,734	—
Total minimum lease payments	354,805	3,620
Less: amount of lease payments representing interest	(57,777)	(126)
Present value of future minimum lease payments	297,028	3,494
Less: current obligations under leases	(46,390)	(1,584)
Long-term lease obligations	$250,638	$1,910

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	Fiscal 2021	Fiscal 2020
Lease modifications and renewals	$46,790	$13,818
Lease impairments	—	$11,400
Lease terminations	$41,610	$14,817

During Fiscal 2021, the company purchased twenty-seven warehouses that were included in the company’s operating leased assets for $64.7 million.  Two of the purchased properties were fully impaired in Fiscal 2020, resulting in the recognition of a $2.6 million gain upon completion of the purchase of these assets and this amount is included in the selling, distribution, and administrative expenses line items of the Consolidated Statements of Income.  The carrying values for the remaining twenty-five leases, totaling $35.4 million, are included in the ‘Lease terminations’ line above.

Note 14.	Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at January 1, 2022 and January 2, 2021:

	Interest Rate at January 1, 2022	Final Maturity	January 1, 2022	January 2, 2021
			(Amounts in thousands)
Unsecured credit facility	1.02%	2026	$—	$50,000
2031 notes	2.40%	2031	493,333	—
2026 notes	3.50%	2026	397,276	396,705
2022 notes	4.38%	2022	—	399,398
Accounts receivable securitization facility	1.00%	2023	—	114,000
			890,609	960,103
Current maturities of long-term debt			—	—
Long-term debt			$890,609	$960,103

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of January 1, 2022 and January 2, 2021, the bank overdraft balance was $17.2 million and $16.9 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at January 1, 2022 and January 2, 2021, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of January 1, 2022, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.  The table below presents the debt discount, underwriting fees and other fees for issuing the 2031 notes (amounts in thousands):

Total fees for 2031 notes	Amount at Issuance
Debt discount	$2,430
Underwriting, legal, and other fees	4,829
Total fees	$7,259

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

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of January 1, 2022, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “AR facility”). The company has amended the AR facility nine times since execution, most recently on September 23, 2021.  These amendments include provisions which (i) increased the revolving commitments under the AR facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, (v) removed a bank from the lending group, and (vi) most recently, extended the term by one additional year to September 27, 2023. The amendment that added the additional bank was accounted for as an extinguishment of the debt.  The remaining amendments were accounted for as modifications.

Under the AR facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the AR facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The AR facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Restrictive covenants require adherence to company credit and collections policies, depository account control agreements, and certain other customary restrictions including limitations to consolidations, mergers, and liens.  As of January 1, 2022 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the AR facility.  Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 35 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the AR facility and at the time amendments are executed are being amortized over the life of the AR facility.  The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2021 for the ninth amendment.  The balance of unamortized financing costs was $0.3 million on January 1, 2022 and $0.3 million on January 2, 2021 and are recorded in other assets on the Consolidated Balance Sheets.

The table below presents the borrowings and repayments under the AR facility during Fiscal 2021:

Amount (thousands)
Balance as of January 2, 2021	$114,000
Borrowings	—
Payments	(114,000)
Balance as of January 1, 2022	$—

The table below presents the net amount available for working capital and general corporate purposes under the AR facility as of January 1, 2022:

Amount (thousands)
Gross amount available	$194,500
Outstanding	—
Available for withdrawal	$194,500

Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.  The table below presents the highest and lowest outstanding balance under the AR facility during Fiscal 2021:

Amount (thousands)
High balance	$114,000
Low balance	$—

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”).  Prior to the early redemption discussed below, the company paid semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes would have matured on April 1, 2022. The notes beared interest at 4.375% per annum. On any date prior to January 1, 2022, the company could have redeemed some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company could have redeemed some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experienced a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it was required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes were also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements.  As of January 1, 2022 and January 2, 2021, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The company incurred $1.1 million in financing costs during the third quarter of Fiscal 2021 for the seventh amendment.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during Fiscal 2021:

Amount (thousands)
Balance as of January 2, 2021	$50,000
Borrowings	10,000
Payments	(60,000)
Balance as of January 1, 2022	$—

The table below presents the net amount available under the credit facility as of January 1, 2022:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during Fiscal 2021:

Amount (thousands)
High balance	$50,000
Low balance	$—

Aggregate debt maturities.  Aggregate maturities of debt outstanding as of January 1, 2022, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	400,000
Thereafter	500,000
Total	$900,000

Debt issuance costs and debt discount.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 1, 2022 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2031 notes	$500,000	$6,667	$493,333
2026 notes	400,000	2,724	397,276
Total	$900,000	$9,391	$890,609

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

The amounts outstanding at January 1, 2022 and January 2, 2021 were as follows (amounts in thousands):

	January 1, 2022	January 2, 2021
Deferral elections outstanding	$21,319	$18,308
Current portion of deferral elections	(1,131)	(1,634)
Long-term portion of deferral elections	$20,188	$16,674

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

No material guarantees or indemnifications have been entered into by the company through January 1, 2022.

Note 15.	Variable Interest Entities

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory.  The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of January 1, 2022 and January 2, 2021, there was $159.5 million and $171.1 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 3,700 and 4,000 IDPs’ distribution rights as of January 1, 2022 and January 2, 2021, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At January 1, 2022 and January 2, 2021, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	January 1, 2022	January 2, 2021
Distribution rights notes receivable	$183,403	$204,839
Current portion recorded in accounts and notes receivable, net	(29,093)	(28,427)
Long-term portion of distribution rights notes receivable	$154,310	$176,412

During Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement.  See Note 22, Commitments and contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information. At January 2, 2021, the company evaluated the collectability of the distribution rights notes receivable and determined that a reserve was not necessary. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at January 1, 2022 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 14, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation.  The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$493,333	$494,200	2
2026 notes	$397,276	$429,216	2

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of January 1, 2022, 5.8 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our Fiscal 2021 (amounts in thousands except shares purchased):

Fiscal 2021 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 24, 2021	46,618	$1,058
For the quarter ended July 17, 2021	—	$—
For the quarter ended October 9, 2021	360,222	$8,452
For the quarter ended January 1, 2022	—	$—
Total	406,840	$9,510

As of January 1, 2022, 68.8 million shares at a cost of $652.9 million have been purchased since the inception of this plan.

Dividends

During Fiscal 2021, 2020, and 2019, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 18, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2021	$175,669	$0.8300
Fiscal 2020	$167,161	$0.7900
Fiscal 2019	$158,626	$0.7500

Note 18.	Stock-Based Compensation

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

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. Awards granted prior to Fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted during Fiscal 2019, 2020 and 2021 vest approximately three years from the date of grant.  These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the

TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below (the “TSR Modifier”):

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the TSR awards:

Award	Fiscal year vested	Payout (%)
2017 award	Fiscal 2019	153.0

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data.  The 2019 TSR award is expected to payout at 137%.

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$21.58
5/23/2019	11	3/1/2022	$27.23
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$25.00
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97
10/4/2020	5	2/28/2023	$24.63
01/03/2021	365	3/1/2024	$26.75
10/10/2021	18	3/1/2024	$24.47

As of January 1, 2022, there was $10.0 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.81 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. Awards granted prior to Fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted during Fiscal 2019, 2020 and 2021 vest approximately three years from the date of grant.  These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied.  Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below (the “ROIC Modifier”):

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2019 award is being expensed at our current estimated payout percentage of 125% of the ROI target, and the 2020 and 2021 awards are being expensed at 100% of the ROI target.

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	440	3/1/2022	$18.29
5/23/2019	11	3/1/2022	$23.08
7/14/2019	5	3/1/2022	$23.32
10/6/2019	2	3/1/2022	$22.52
12/29/2019	331	2/28/2023	$21.74
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97
10/4/2020	5	2/28/2023	$24.63
01/03/2021	365	3/1/2024	$22.63
10/10/2021	18	3/1/2024	$24.47

As of January 1, 2022, there was $8.7 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.79 years.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase shares	ROIC Modifier (decrease) shares	Dividends at vesting (thousands)	Tax benefit	Fair value at vesting
2017	2019	205,686	(97,131)	$1,219	$936	$18,570

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for Fiscal 2021, 2020, and 2019 is set forth below (amounts in thousands, except price data):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	1,264	$21.85	662	$20.16	779	$21.64
Initial grant	766	$24.66	693	$23.37	917	$20.10
Vested	—	$—	—	$—	(885)	$22.21
Grant reduction for not achieving the ROIC modifier	—	$—	—	$—	(97)	$19.97
Grant increase (reduction) for not achieving the TSR modifier	—	$—	—	$—	206	$23.31
Forfeitures	(58)	$23.27	(91)	$21.26	(258)	$20.18
Balance at end of year	1,972	$22.89	1,264	$21.85	662	$20.16

As of January 1, 2022, there was $18.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.80 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/30/2018	244	Equally over 3 years	$18.29
5/23/2019	43	5/23/2023	$23.08
12/29/2019	220	Equally over 3 years	$21.74
1/03/2021	256	Equally over 3 years	$22.63
10/10/2021	6	Equally over 3 years	$24.79

The TBRSU Shares activity for Fiscal 2021, 2020 and Fiscal 2019 is set forth below (amounts in thousands, except price data):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	387	$20.64	270	$19.06	—	$—
Granted	262	$22.68	220	$21.74	288	$19.01
Vested	(137)	$19.98	(74)	$18.29
Forfeitures	(20)	$21.56	(29)	$20.14	(18)	$18.29
Nonvested shares at end of year	492	$21.87	387	$20.64	270	$19.06

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During Fiscal 2021, non-employee directors elected to receive, and were granted, an aggregate grant of 2,209 common shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the fourth quarter of Fiscal 2021.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During Fiscal 2020, non-employee directors were granted an aggregate of 51,840 shares, of which 17,100 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during Fiscal 2021. During the second quarter of Fiscal 2021, non-employee directors received 66,550 shares for their annual grant pursuant to the Omnibus Plan.  Additionally, during Fiscal 2021, non-employee directors received 13,491 shares of previously deferred award grants.  The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant.

Compensation expense is recorded on deferred stock over the vesting period.

The deferred and restricted stock activity for Fiscal 2021, 2020, and 2019 is set forth below (amounts in thousands, except price data):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	52	$23.21	49	$22.31	66	$19.93
Granted	69	$23.96	54	$23.15	49	$22.31
Vested	(54)	$23.19	(51)	$22.28	(66)	$19.93
Nonvested shares at end of year	67	$24.00	52	$23.21	49	$22.31
Vested and deferred shares at end of year (1)	206		198		197
(1)	The vested and deferred shares at the end of the year include 89,949 shares granted and deferred under the EPIP for Fiscal 2021, 2020 and 2019.

As of January 1, 2022, there was $0.6 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.40 years. The intrinsic value of deferred stock awards that vested during Fiscal 2021 was $1.5 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2021.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administrative expense, for Fiscal 2021, 2020, and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Performance-contingent restricted stock awards	$15,061	$8,656	$4,767
TBRSU shares	4,747	3,039	1,520
Deferred stock awards	1,535	1,160	1,143
Total stock-based compensation expense	$21,343	$12,855	$7,430

Note 19.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for Fiscal 2021, 2020, and 2019 (amounts in thousands, except per share data):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net income	$206,187	$152,318	$164,538
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,840	211,782	211,606
Basic earnings per common share	$0.97	$0.72	$0.78
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,840	211,782	211,606
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,193	563	368
Diluted weighted average shares outstanding per common share	213,033	212,345	211,974
Diluted earnings per common share	$0.97	$0.72	$0.78

There were no anti-dilutive shares during Fiscal 2021 and 6,234 anti-dilutive shares during Fiscal 2020.  There were 11,030 anti-dilutive shares for Fiscal 2019.

Note 20.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 1, 2022 and January 2, 2021 (amounts in thousands):

	January 1, 2022	January 2, 2021
Noncurrent benefit asset	$1,281	$—
Current benefit liability	$804	$874
Noncurrent benefit liability	$7,249	$10,049
AOCI, net of tax	$(3,456)	$(6,648)

The company made a contribution of $2.5 million and $7.6 million to the Flowers Foods, Inc. Retirement Plan No. 2 (“Plan No. 2”) during the third quarter of Fiscal 2019 and Fiscal 2020, respectively.  There were no contributions to the Flowers Foods, Inc. Plan No. 1 (“Plan No. 1”) during Fiscal 2019 or Fiscal 2020, and there were no contributions made by the company to any plan during Fiscal 2021.

Pension Plans

The company maintains a trusted, noncontributory defined benefit pension plan that covers a small number of certain union employees.  The benefits in this plan are based on years of service and the employee’s career earnings.  This qualified plan is funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”).  Benefits under the company’s largest pension plan were fully terminated and transferred to an insurance company in the form of a nonparticipating group annuity contract during the first quarter of Fiscal 2020.  No cash contributions were required to support the transaction, but the company recorded non-cash settlement and curtailment charges of $108.8 million in Fiscal 2020.

The company recognizes settlement accounting charges, which accelerates recognition of a plan’s unrecognized net gain or loss, when the ongoing lump sum payments from the plan exceed the sum of the plan’s service cost and interest cost.  During the fourth quarter of Fiscal 2021, the company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold and, as a result, the company recorded a settlement charge of $0.4 million in the fourth quarter of Fiscal 2021.

The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. As of December 31, 2021 and December 31, 2020, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.7 million for Fiscal 2022.

The net periodic pension cost (income) for the company’s pension plans includes the following components for Fiscal 2021, 2020, and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Service cost	$971	$854	$703
Interest cost	758	2,108	11,930
Expected return on plan assets	(1,867)	(3,933)	(17,147)
Settlement loss	403	104,473	—
Curtailment loss	—	4,284	—
Amortization:
Prior service cost	57	115	387
Actuarial loss	742	1,747	7,098
Net periodic pension cost (income)	1,064	109,648	2,971
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial (gain) loss	(1,288)	(25,515)	11,277
Settlement loss	(403)	(104,473)	—
Curtailment loss	—	(4,284)	—
Amortization of prior service cost	(57)	(115)	(387)
Amortization of actuarial loss	(742)	(1,747)	(7,098)
Total recognized in OCI	(2,490)	(136,134)	3,792
Total recognized in net periodic (benefit) cost and OCI	$(1,426)	$(26,486)	$6,763

Actual return on plan assets for Fiscal 2021, 2020, and 2019 was $1.9 million, $15.8 million, and $51.8 million, respectively.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	January 1, 2022	January 2, 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$37,650	$396,906
Service cost	971	854
Interest cost	758	2,108
Actuarial gain	(1,228)	(13,657)
Benefits paid	(1,662)	(7,762)
Settlements	(1,699)	(340,799)
Benefit obligation at end of year	$34,790	$37,650
Change in plan assets:
Fair value of plan assets at beginning of year	$34,750	$360,675
Actual return on plan assets	1,929	15,790
Employer contribution	271	7,871
Benefits paid	(1,662)	(7,762)
Transfer payments	—	(1,025)
Settlements	(1,699)	(340,799)
Fair value of plan assets at end of year	$33,589	$34,750
Funded status, end of year:
Fair value of plan assets	$33,589	$34,750
Benefit obligations	(34,790)	(37,650)
Unfunded status and amount recognized at end of year	$(1,201)	$(2,900)
Amounts recognized in the balance sheet:
Noncurrent asset	$1,281	$—
Current liability	(258)	(259)
Noncurrent liability	(2,224)	(2,641)
Amount recognized at end of year	$(1,201)	$(2,900)
Amounts recognized in AOCI:
Net actuarial loss before taxes	$7,913	$10,347
Prior service cost before taxes	198	255
Amount recognized at end of year	$8,111	$10,602

Accumulated benefit obligation at end of year	$32,950	$36,104

The actuarial gain/(loss) on defined benefit obligations of the employer due to experience, including any assumption changes, different from assumed, and the reasons for such (gain)/loss, can be found in the table below for Fiscal 2021, 2020 and 2019 (amounts in thousands).

	Amount of (Gain)/Loss on Defined Benefit Obligation	Reasons for (Gain)/Loss
Fiscal 2021 (1)	$(1,228)

Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 30 basis points); Loss from change in mortality assumption scale from MP-2020 to MP-2021.

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

(1)	Includes only losses from plans remaining on or after December 31, 2020.

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2021	12/31/2020	12/31/2019
Discount rate	3.06%	2.78%	2.54%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2021	1/1/2020	1/1/2019
Discount rate	2.78%	2.54%	3.41%
Expected return on plan assets	5.70%	4.97%	5.34%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Based on these factors the expected long-term rate of return assumption for Plan No. 2 was set at 5.9% for Fiscal 2022.  The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 6.3% (net of expenses).

Plan Assets

The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2021 and December 31, 2020, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2021
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$453	$—	$—	$453
Common stocks:
International common stocks	4,708	—	—	4,708
U.S. common stocks	8,177	—	—	8,177
Fixed income securities:
U.S. government bonds	13,514	—	—	13,514
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	6,737	—	—	6,737
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$33,589	$—	$—	$33,589

	Fair value of Pension Plan Assets as of December 31, 2020
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$546	$—	$—	$546
Common stocks:
International common stocks	5,223	—	—	5,223
U.S. common stocks	8,587	—	—	8,587
Fixed income securities:
U.S. government bonds	14,577	—	—	14,577
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	5,877	—	—	5,877
International corporate bonds	—	—	—	—
Pending transactions(*)	—	—	—	—
Other assets and (liabilities)(*)	—	—	—	(35)
Accrued (expenses) income(*)	—	—	—	(25)
Total	$34,810	$—	$—	$34,750

(*)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions.

The plan asset allocation as of the measurement dates December 31, 2021 and December 31, 2020, and target asset allocations for Fiscal 2022 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2022	2021	2020
Equity securities	0-80%	38.0	40.0
Fixed income securities	20-100%	60.0	59.0
Short term investments and cash	0-10%	2.0	1.0
Total		100.0	100.0

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2021	$271	$—	$271
2020	$271	$7,600	$7,871
2019	$1,040	$1,731	$2,771

All contributions are made in cash. The required contributions made during Fiscal 2021 include $0.3 million in nonqualified pension benefits paid from corporate assets. There were no contributions made to the qualified plans during Fiscal 2021.  During Fiscal 2022, the company expects to pay $0.3 million in nonqualified pension benefits from corporate assets. There are no expected contributions to Plan No. 2 that are required under ERISA and the PPA during Fiscal 2022; however, the company expects to make a $1.0 million discretionary contribution to Plan No. 2 in Fiscal 2022.  These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during Fiscal 2021, 2020, and 2019 and expected to be paid from Fiscal 2022 through Fiscal 2031. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2019	$29,484	*
2020	$348,561	^
2021	$3,361	+
Estimated Future Payments:
2022	$4,534
2023	$3,027
2024	$2,814
2025	$2,404
2026	$2,150
2027 – 2031	$9,423

*	Includes $7.0 million and $0.7 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
^	Includes $104.5 million and $0.4 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.
+	Includes $1.7 million from Plan No. 2 paid as lump sums.

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

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for Fiscal 2021, 2020, and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Service cost	$337	$285	$283
Interest cost	119	194	297
Amortization:
Prior service credit	(3)	(4)	(41)
Actuarial gain	(211)	(300)	(276)
Total net periodic benefit cost (income)	242	175	263
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial loss (gain)	238	643	(575)
Current year prior service credit	(2,214)	—	—
Amortization of actuarial gain	211	300	276
Amortization of prior service credit	3	4	41
Total recognized in OCI	(1,762)	947	(258)
Total recognized in net periodic benefit cost and OCI	$(1,520)	$1,122	$5

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	January 1, 2022	January 2, 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$8,023	$7,477
Service cost	337	285
Interest cost	119	194
Participant contributions	453	573
Actuarial loss	238	642
Plan amendments	(2,214)	—
Benefits paid	(1,384)	(1,148)
Benefit obligation at end of year	$5,572	$8,023
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	931	575
Participant contributions	453	573
Benefits paid	(1,384)	(1,148)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(5,572)	(8,023)
Unfunded status and amount recognized at end of year	$(5,572)	$(8,023)
Amounts recognized in the balance sheet:
Current liability	$(547)	$(615)
Noncurrent liability	(5,025)	(7,408)
Amount recognized at end of year	$(5,572)	$(8,023)
Amounts recognized in AOCI:
Net actuarial gain before taxes	$(1,286)	$(1,735)
Prior service credit before taxes	(2,216)	(5)
Amounts recognized in AOCI	$(3,502)	$(1,740)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2021	12/31/2020	12/31/2019
Discount rate	2.60%	2.11%	3.01%
Health care cost trend rate used to determine benefit obligations:
Initial rate	6.25%	6.50%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2027	2027	2026
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/21	1/1/20	1/1/19
Discount rate	2.11%	3.01%	4.07%
Health care cost trend rate used to determine net periodic cost:
Initial rate	6.50%	6.50%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2027	2026	2025

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2019	$722
2020	$575
2021	$931
2022 (Expected)	$548

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.5 million expected funding for postretirement benefit plans during 2022 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.5 million, $0.6 million, and $0.7 million for Fiscal 2021, 2020, and 2019, respectively.

Benefit Payments

The following are benefits paid by the company during Fiscal 2021, 2020, and 2019 and expected to be paid from Fiscal 2022 through Fiscal 2031. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2019	$722
2020	$575
2021	$931
Estimated Future Payments:
2022	$548
2023	$507
2024	$465
2025	$486
2026	$505
2027 – 2031	$2,355

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.0 million for Fiscal 2021, $1.2 million for Fiscal 2020, and $1.1 million for Fiscal 2019.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2021, 2020, and 2019. There are no contractually required minimum contributions to the plans as of January 1, 2022.

On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “Fund”) at our Birmingham, Alabama plant voted to withdraw from the Fund in the most recent collective bargaining agreement.  The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on December 1, 2021.  During the third quarter of Fiscal 2021, the company recorded a liability of $2.1 million related to the withdrawal from the Fund.  The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits.  While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years following our complete withdrawal.  Additionally, the company recorded a liability of $1.2 million related to transition payments, including related tax payments, for the benefit of union participants as part of the collective bargaining agreement.  The withdrawal liability charge and the transition payments are recorded in the multi-employer pension plan withdrawal costs line item on our Consolidated Statements of Income.  The transition payments were paid during the fourth quarter of Fiscal 2021.  The remaining liability associated with the withdrawal is recorded in other accrued current liabilities on the Consolidated Balance Sheets.

The company’s participation in these multiemployer plans for Fiscal 2021 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2021 and 2020 is for the plan’s year-end at December 31, 2021 and December 31, 2020, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2021	2020	2019	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2021	2020	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Red	Red	Yes	136	153	111	Yes	4/29/2022
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Red	Yes	211	157	160	No	*
Western Conference of Teamsters Pension Trust ^	91-6145047	001	Green	Green	No	266	349	244	No	2/4/2022

* The union employees withdrew from the fund effective December 1, 2021.

          ^ The collective bargaining agreement is currently under negotiation.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During Fiscal 2021, 2020, and 2019, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2021	$28,081
Fiscal 2020	$27,995
Fiscal 2019	$27,336

Note 21.	Income Taxes

The company’s provision for income tax expense (benefit) consists of the following for Fiscal 2021, 2020, and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Current Taxes:
Federal	$46,018	$64,113	$23,397
State	11,790	15,434	5,539
	57,808	79,547	28,936
Deferred Taxes:
Federal	6,946	(26,112)	17,335
State	(169)	(5,042)	1,274
	6,777	(31,154)	18,609
Income tax expense	$64,585	$48,393	$47,545

Fiscal 2020 deferred income taxes included the impact of the termination of Plan No.1.  See Footnote 20, Postretirement Plans, for a description of the termination of Plan No. 1.

Income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% because of the effect of the following items for Fiscal 2021, 2020 and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Tax at U.S. federal income tax rate	$56,862	$42,149	$44,538
State income taxes, net of federal income tax benefit	9,181	8,209	5,384
Net share-based payments (windfalls)	(104)	(80)	(828)
Other	(1,354)	(1,885)	(1,549)
Income tax expense	$64,585	$48,393	$47,545

In Fiscal 2021, 2020 and 2019, the most significant difference in the effective rate and the statutory rate was state income taxes.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	January 1, 2022	January 2, 2021
Self-insurance	$5,502	$4,806
Compensation and employee benefits	8,816	7,698
Deferred income	4,948	5,988
Loss and credit carryforwards	12,990	13,026
Equity-based compensation	6,797	3,977
Legal accrual	6,514	2,867
Deferred payroll tax under CARES act	4,100	7,525
Pension and postretirement benefits	1,722	2,390
Financing and operating lease right-of-use liabilities	77,422	88,816
Other	6,642	7,028
Valuation allowance	(1,030)	(1,030)
Deferred tax assets	134,423	143,091
Depreciation	(71,041)	(69,056)
Intangibles	(114,882)	(109,824)
Financing and operating lease right-of-use assets	(75,233)	(85,720)
Hedging	(2,015)	(4,357)
Other	(5,009)	(2,393)
Deferred tax liabilities	(268,180)	(271,350)
Net deferred tax liability	$(133,757)	$(128,259)

The company has a deferred tax asset of $2.8 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $4.8 million related to state net operating loss carryforwards, and $5.4 million for credit carryforwards with expiration dates through Fiscal 2041. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.  See Note 2, Summary of Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

There are no unrecognized gross tax benefits as of January 1, 2022.  These amounts would be presented exclusive of interest accrued and recorded in other long-term liabilities on the Consolidated Balance Sheets.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had no accrued interest balance at January 1, 2022 and January 2, 2021.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2018, and with limited exceptions, for years prior to 2017 in state jurisdictions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2021, 2020, and 2019 (amounts in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Unrecognized tax benefit at beginning of fiscal year	$—	$306	$750
Lapses of statutes of limitations	—	(306)	(444)
Unrecognized tax benefit at end of fiscal year	$—	$—	$306

At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 22.	Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $29.8 million and $29.4 million related to self-insurance reserves at January 1, 2022 and January 2, 2021, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending twenty-four complaints filed by IDPs alleging that they were misclassified as independent contractors.  Eight of these lawsuits seek class and/or collective action treatment. The remaining sixteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in four of the pending cases, each of which is discussed below.  Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On October 21, 2021, Flowers Foods,

Inc., Lepage Bakeries Park Street,

LLC and CK Sales Co., LLC reached

an agreement to settle this and two

other lawsuits pending in the U.S.

District Court for the District of

Maine – Bowen et al. v. Flowers

Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410).  The settlement provides for a payment of $16.5 million, comprised of up to $9 million in settlement funds and $7.5 million in attorneys’ fees.  The settlement also requires a phased repurchase of approximately 75 distribution territories in Maine, which, once completed, the company will service its Maine market using company sales employees.  The company estimates this cost to be $6.6 million (of which $4.7 million is included in other accrued liabilities and the remainder as a contra account to notes receivable).  These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.  The terms of the settlement require court approval.  The company remains committed to our IDP program.

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

Coronado v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016	On August 2, 2021, the court denied defendants' motion to decertify the FLSA collective action.
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016

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

On December 29, 2020, the Court dismissed this lawsuit and approved an agreement to settle this matter for $8.3 million, inclusive of attorneys’ fees and costs, service awards, and incentives for class members who are active distributors to enter into an amendment to their distributor agreements.  This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2019 and was paid during the first quarter of Fiscal 2021.

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

*On September 7, 2018, the company negotiated a global settlement to resolve 12 pending collective action lawsuits against the company for a payment in the amount of $9.0 million, comprised of $5.4 million in settlement funds and $3.6 million in attorneys’ fees. The proposed settlement class consisted of approximately 900 members.  The settlement also contained certain non-economic terms intended to strengthen and enhance the independent contractor model, which remains in place.  On February 1, 2019, plaintiffs’ counsel filed a consolidated complaint with the United States District Court for the Western District of Tennessee to obtain judicial approval of the parties’ global settlement.  The court approved the global settlement on February 27, 2019.  Thereafter, the parties moved to dismiss the 12 settled lawsuits with prejudice. This settlement was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the third quarter of Fiscal 2018.  A total of $4.2 million was paid in March 2019, and a second payment of $3.5 million was made in June 2019.  The remainder of the settlement funds ($1.3 million) reverted to Flowers during the second quarter of Fiscal 2019 per the terms of the settlement, and was recorded as a reduction of selling, distribution and administrative expense in our Consolidated Statements of Income.

See Note 14, Debt and Other Commitments, for additional information on the company’s commitments.

Note 23.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. For Fiscal 2021, each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks.  For Fiscal 2020, first quarter consisted of sixteen weeks, second and third quarters twelve weeks, and fourth quarter thirteen weeks. (amounts in thousands, except per share data):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	2021	$1,302,168	$1,017,309	$1,027,800	$983,490
	2020	$1,349,444	$1,025,861	$989,650	$1,023,036
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)*	2021	$643,576	$504,062	$515,078	$512,531
	2020	$670,873	$506,033	$497,659	$521,577
Net income (loss)	2021	$71,655	$56,358	$38,852	$39,322
	2020	$(5,772)	$57,919	$44,347	$55,824
Basic net income (loss) per share	2021	$0.34	$0.27	$0.18	$0.19
	2020	$(0.03)	$0.27	$0.21	$0.26
Diluted net income (loss) per share	2021	$0.34	$0.26	$0.18	$0.18
	2020	$(0.03)	$0.27	$0.21	$0.26

*

The company does not report gross margin.  This line item presents our material, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) under an alternative presentation.

The table below presents financial results that impact comparability, by quarter, for Fiscal 2021 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2021	Footnote
Loss (recovery) on inferior ingredients	$122	$—	$(950)	$1,772	$944	Note 4
Multi-employer pension plan withdrawal costs	$—	$—	$3,300	$—	$3,300	Note 20
Pension plan settlement loss	$—	$—	$—	$403	$403	Note 20

The table below presents financial results that impact comparability, by quarter, for Fiscal 2020 (amounts in thousands):

Items presented separately on the Consolidated Statements of Income	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2020	Footnote
Loss on inferior ingredients	$—	$—	$—	$107	$107	Note 4
Restructuring and related impairment charges	$—	$10,535	$20,100	$4,848	$35,483	Note 5
Pension plan settlement and curtailment loss (gain)	$116,207	$—	$(7,153)	$(297)	$108,757	Note 20

Note 24.	Subsequent Events

The company has evaluated subsequent events since January 1, 2022, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend.    On February 18, 2022, the Board of Directors declared a dividend of $0.21 per share on the company’s common stock to be paid on March 18, 2022 to shareholders of record on March 4, 2022.