Form 10-Q
period 2022-04-23
FLOWERS FOODS INC
filed 2022-05-19
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2022

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

As of May 13, 2022, the registrant had 212,042,405 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and may include, but are not limited to:

•
unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) supply chain conditions and any related impact on energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees and third-party service providers; (vi) laws and regulations (including environmental and health-related issues); and (vii) accounting standards or tax rates in the markets in which we operate;
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
•
our ability to execute our business strategies which may involve, among other things, (i) the ability to realize the intended benefits of planned or contemplated acquisitions, dispositions or joint ventures, (ii) the deployment of new systems (e.g., our enterprise resource planning ("ERP") system), distribution channels and technology, and (iii) an enhanced organizational structure;
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
•
any business disruptions due to political instability, pandemics, armed hostilities (including the ongoing conflict between Russia and Ukraine), incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination, product recalls or safety concerns related to our products, or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;
•
the failure of our information technology (“IT”) systems to perform adequately, including any interruptions, intrusions, cyber-attacks or security breaches of such systems or risks associated with the planned implementation of the upgrade of our ERP system; and
•
the potential impact of climate change on the company, including physical and transition risks, availability or restriction of resources, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended January 1, 2022 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 23, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$205,147	$185,871
Accounts and notes receivable, net of allowances of $18,121 and $15,398, respectively	326,521	305,196
Inventories, net:
Raw materials	59,218	54,458
Packaging materials	25,457	24,580
Finished goods	63,761	55,942
Inventories, net	148,436	134,980
Spare parts and supplies	70,374	68,479
Other	68,388	51,592
Total current assets	818,866	746,118
Property, plant and equipment:
Property, plant and equipment	2,239,028	2,192,392
Less: accumulated depreciation	(1,422,562)	(1,393,664)
Property, plant and equipment, net	816,466	798,728
Financing lease right-of-use assets	2,944	3,476
Operating lease right-of-use assets	291,167	289,013
Notes receivable from independent distributor partners	148,786	154,310
Assets held for sale	13,956	11,369
Other assets	9,089	9,623
Goodwill	545,244	545,244
Other intangible assets, net	685,819	695,432
Total assets	$3,332,337	$3,253,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,752	1,584
Current maturities of operating leases	50,740	46,390
Accounts payable	297,408	268,500
Other accrued liabilities	188,124	203,443
Total current liabilities	538,024	519,917

Noncurrent long-term debt	891,007	890,609
Noncurrent financing lease obligations	1,314	1,910
Noncurrent operating lease obligations	250,911	250,638
Total long-term debt and right-of-use lease liabilities	1,143,232	1,143,157
Other liabilities:
Postretirement/post-employment obligations	7,134	7,249
Deferred taxes	146,430	133,757
Other long-term liabilities	38,093	37,959
Total other long-term liabilities	191,657	178,965
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,687,180 shares and 17,334,804 shares, respectively	(228,875)	(232,304)
Capital in excess of par value	674,017	678,414
Retained earnings	1,001,220	962,378
Accumulated other comprehensive income	12,863	2,587
Total stockholders’ equity	1,459,424	1,411,274
Total liabilities and stockholders’ equity	$3,332,337	$3,253,313

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Sales	$1,435,932	$1,302,168
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	724,592	643,576
Selling, distribution and administrative expenses	554,952	501,973
Depreciation and amortization	43,423	41,386
Loss on inferior ingredients	—	122
Impairment of assets	990	—
Income from operations	111,975	115,111
Interest expense	8,858	11,681
Interest income	(6,757)	(7,480)
Loss on extinguishment of debt	—	16,149
Other components of net periodic pension and postretirement benefit plans credit	(238)	(125)
Income before income taxes	110,112	94,886
Income tax expense	24,523	23,231
Net income	$85,589	$71,655
Net income per common share:
Basic:
Net income per common share	$0.40	$0.34
Weighted average shares outstanding	211,999	211,889
Diluted:
Net income per common share	$0.40	$0.34
Weighted average shares outstanding	213,314	212,780
Cash dividends paid per common share	$0.2100	$0.2000

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Net income	$85,589	$71,655
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service cost included in net income	(41)	13
Amortization of actuarial loss included in net income	66	123
Pension and postretirement plans, net of tax	25	136
Derivative instruments:
Net change in fair value of derivatives	11,220	4,745
(Gain) loss reclassified to net income	(969)	220
Derivative instruments, net of tax	10,251	4,965
Other comprehensive income, net of tax	10,276	5,101
Comprehensive income	$95,865	$76,756

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 23, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				85,589				85,589
Derivative instruments, net of tax					10,251			10,251
Pension and postretirement plans, net of tax					25			25
Amortization of share-based compensation awards			9,081					9,081
Issuance of deferred compensation			(11)			851	11	—
Time-based restricted stock units issued (Note 15)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 15)			(10,469)			777,773	10,469
Issuance of deferred stock awards			(138)			10,034	138	—
Stock repurchases						(354,470)	(10,049)	(10,049)
Dividends paid on vested share-based payment awards				(2,220)				(2,220)
Dividends paid — $0.2100 per common share				(44,527)				(44,527)
Balances at April 23, 2022	228,729,585	$199	$674,017	$1,001,220	$12,863	(16,687,180)	$(228,875)	$1,459,424

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 24, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				71,655				71,655
Derivative instruments, net of tax					4,965			4,965
Pension and postretirement plans, net of tax					136			136
Amortization of share-based compensation awards			7,182					7,182
Issuance of deferred compensation			(7)			546	7	—
Time-based restricted stock units issued (Note 15)			(1,798)			136,652	1,798	—
Issuance of deferred stock awards			(78)			5,931	78	—
Stock repurchases						(46,618)	(1,058)	(1,058)
Dividends paid on vested share-based payment awards				(163)				(163)
Dividends paid — $0.2000 per common share				(42,340)				(42,340)
Balances at April 24, 2021	228,729,585	$199	$664,981	$961,246	$11,525	(17,029,750)	$(224,580)	$1,413,371

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$85,589	$71,655
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,081	7,182
(Gain) loss reclassified from accumulated other comprehensive income to net income	(1,138)	75
Depreciation and amortization	43,423	41,386
Deferred income taxes	9,248	4,066
Impairment of assets	990	—
Provision for inventory obsolescence	626	406
Allowances for accounts receivable	1,798	1,779
Pension and postretirement plans cost	194	277
Other	447	667
Changes in operating assets and liabilities:
Accounts receivable, net	(24,774)	1,761
Inventories, net	(14,082)	(3,297)
Hedging activities, net	11,616	6,172
Accounts payable	23,806	11,322
Other assets and accrued liabilities	(22,670)	(45,456)
NET CASH PROVIDED BY OPERATING ACTIVITIES	124,154	97,995
CASH FLOWS DISBURSED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,497)	(27,278)
Proceeds from sale of property, plant and equipment	1,431	2,159
Repurchase of independent distributor territories	(1,417)	(1,520)
Cash paid at issuance of notes receivable	(2,854)	(2,561)
Principal payments from notes receivable	11,166	9,228
Other investing activities	276	855
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(41,895)	(19,117)
CASH FLOWS (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(46,747)	(42,503)
Stock repurchases	(10,049)	(1,058)
Change in bank overdrafts	(5,713)	(6,420)
Proceeds from debt borrowings	—	497,570
Debt obligation payments	—	(579,428)
Payments on financing leases	(426)	(423)
Payments for financing fees	(48)	(3,522)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(62,983)	(135,784)
Net increase (decrease) in cash and cash equivalents	19,276	(56,906)
Cash and cash equivalents at beginning of period	185,871	307,476
Cash and cash equivalents at end of period	$205,147	$250,570

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 23, 2022 and April 24, 2021 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 1, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022 (the “Form 10-K”).

COVID-19 AND OTHER MACROECONOMIC FACTORS — We continue to monitor the impacts of the COVID-19 pandemic, the inflationary economic environment, supply chain disruptions and labor shortages, and the conflict between Russia and Ukraine on our business. The positive shift in sales mix to our branded retail products that we have experienced as a result of the pandemic persisted into the first quarter of Fiscal 2022. We have experienced significant input cost inflation, for commodities and transportation, and to a lesser extent, for labor in the current year quarter. We implemented additional price increases at the beginning of Fiscal 2022 to mitigate these cost pressures in future quarters.

In light of COVID-19, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and, in the first quarter of Fiscal 2021, we issued $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) and used the net proceeds to redeem in full the $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”), extending the earliest maturity date of our non-revolving debt to 2026. Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations. As of April 23, 2022, the company had available liquidity of $896.7 million consisting of the available balances on its debt facilities and cash on hand.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2022 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2022 (sixteen weeks), second quarter ending July 16, 2022 (twelve weeks), third quarter ending October 8, 2022 (twelve weeks) and fourth quarter ending December 31, 2022 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 23, 2022 and April 24, 2021. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
	(% of Sales)
Total	21.1	21.3

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 21.6% and 19.8%, on a consolidated basis, as of April 23, 2022 and January 1, 2022, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS – In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, which includes upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of the consulting costs related to the transformation strategy initiatives incurred was $9.1 million and $5.0 million for the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

LOSS ON INFERIOR INGREDIENTS – In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million associated with receiving inferior ingredients used in the production of certain gluten-free products in the fourth quarter of Fiscal 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the first quarter of Fiscal 2022.

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

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Lease modifications and renewals	$13,815	$34,325
Lease terminations	$1,024	$317

The lease modifications and renewals for the sixteen weeks ended April 23, 2022 include $11.2 million related to a 10 year extension for a warehouse lease. For the sixteen weeks ended April 24, 2021, the lease modifications and renewals include $28.9 million related to a five year extension for a freezer storage lease executed during the first quarter of Fiscal 2021.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 23, 2022 and April 24, 2021 were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Lease cost:
Amortization of right-of-use assets	$524	$542
Interest on lease liabilities	35	54
Operating lease cost	19,648	21,433
Short-term lease cost	698	951
Variable lease cost	9,638	6,886
Total lease cost	$30,543	$29,866

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$35	$54
Operating cash flows from operating leases	$16,400	$18,348
Financing cash flows from financing leases	$426	$423
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,834	$34,554

Weighted-average remaining lease term (years):
Financing leases	1.8
Operating leases	8.2
Weighted-average IBR (percentage):
Financing leases	3.5
Operating leases	3.7

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 23, 2022 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2022	$42,032	$1,229
2023	56,881	1,828
2024	48,232	100
2025	45,263	—
2026	30,790	—
2027 and thereafter	136,463	—
Total minimum lease payments	359,661	3,157
Less: amount of lease payments representing interest	(58,010)	(91)
Present value of future minimum lease payments	301,651	3,066
Less: current obligations under leases	(50,740)	(1,752)
Long-term lease obligations	$250,911	$1,314

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 23, 2022 and April 24, 2021, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 23, 2022	April 24, 2021	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$153	$(219)	Interest expense
Commodity contracts	1,138	(75)	Cost of sales, Note 3
Total before tax	1,291	(294)	Total before tax
Tax (expense) benefit	(322)	74	Income tax expense
Total net of tax	969	(220)	Net of tax
Pension and postretirement plans:
Prior-service credits (costs)	55	(17)	Note 1
Actuarial losses	(88)	(164)	Note 1
Total before tax	(33)	(181)	Total before tax
Tax benefit	8	45	Income tax expense
Total net of tax	(25)	(136)	Net of tax
Total reclassifications	$944	$(356)	Net of tax

Note 1: These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits credit line item on the Condensed Consolidated Statements of Income. See Note 16, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 23, 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive loss before reclassifications	11,220	—	11,220
Reclassified to earnings from AOCI	(969)	25	(944)
AOCI at April 23, 2022	$16,294	$(3,431)	$12,863

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

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Gross gain (loss) reclassified from AOCI into net income	$1,138	$(75)
Tax (expense) benefit	(284)	19
Net of tax	$854	$(56)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 23, 2022 and January 1, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 23, 2022	January 1, 2022
Goodwill	$545,244	$545,244
Amortizable intangible assets, net	558,719	568,332
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,231,063	$1,240,676

As of April 23, 2022 and January 1, 2022, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 23, 2022			January 1, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,115	$82,628	$394,487	$477,115	$78,124	$398,991
Customer relationships	318,021	156,484	161,537	318,021	151,496	166,525
Non-compete agreements	5,154	5,086	68	5,154	5,074	80
Distributor relationships	4,123	3,482	641	4,123	3,398	725
Distributor routes held and used	2,684	698	1,986	2,548	537	2,011
Total	$807,097	$248,378	$558,719	$806,961	$238,629	$568,332

Aggregate amortization expense for the sixteen weeks ended April 23, 2022 and April 24, 2021 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 23, 2022	$9,749
For the sixteen weeks ended April 24, 2021	$9,243

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2022	$21,808
2023	$30,681
2024	$29,986
2025	$29,271
2026	$27,190

The company acquired trademarks for $10.2 million during the second quarter of Fiscal 2021. These trademarks are being amortized over their estimated useful life.

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 23, 2022 and January 1, 2022. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 3,700 IDPs’ distribution rights as of April 23, 2022 and January 1, 2022, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates which would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 23, 2022	$6,757
For the sixteen weeks ended April 24, 2021	$7,480

At April 23, 2022 and January 1, 2022, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 23, 2022	January 1, 2022
Distributor notes receivable	$176,229	$183,403
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(27,443)	(29,093)
Long-term portion of distributor notes receivable	$148,786	$154,310

During the third quarter of Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement. There were no adjustments to this estimate in the first quarter of Fiscal 2022. See Note 13, Commitments and contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 23, 2022 is presented below. The fair value of the company’s 2031 notes and 3.500% senior notes due 2026 (“2026 notes”), as discussed in Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$493,555	$421,080	2
2026 notes	$397,452	$389,676	2

For fair value disclosure information about our derivative assets and liabilities see Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

As of April 23, 2022, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$17,756	$—	$—	$17,756
Other long-term	—	—	—	—
Total	17,756	—	—	17,756

Liabilities:
Other current	—	—	—	—
Other long-term	—	—	—	—
Total	—	—	—	—
Net Fair Value	$17,756	$—	$—	$17,756

As of January 1, 2022, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$3,955	$—	$—	$3,955
Other long-term	—	—	—	—
Total	3,955	—	—	3,955

Liabilities:
Other current	(220)	—	—	(220)
Other long-term	—	—	—	—
Total	(220)	—	—	(220)
Net Fair Value	$3,735	$—	$—	$3,735

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2023. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 23, 2022 and January 1, 2022, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 23, 2022		January 1, 2022		April 23, 2022		January 1, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$17,756	Other current assets	$3,955	Other accrued liabilities	$—	Other accrued liabilities	$220
Commodity contracts	Other assets	—	Other assets	—	Other long-term liabilities	—	Other long-term liabilities	—
Total		$17,756		$3,955		$—		$220

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 23, 2022	April 24, 2021	into Income (Effective Portion)(2)	April 23, 2022	April 24, 2021
Interest rate contracts	$—	$2,926	Interest expense	$115	$(164)
Commodity contracts	11,220	1,819	Production costs(3)	854	(56)
Total	$11,220	$4,745		$969	$(220)

1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively, related to the company’s commodity risk hedges.

At April 23, 2022, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$28	$2,949	$2,977
Expiring in 2022	12,994	—	12,994
Expiring in 2023	323	—	323
Total	$13,345	$2,949	$16,294

Derivative Transactions Notional Amounts

As of April 23, 2022, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$56,157
Soybean oil contracts	10,502
Natural gas contracts	2,443
Corn contracts	4,039
Total	$73,141

The company’s derivative instruments contain no credit-risk related contingent features at April 23, 2022. As of April 23, 2022 and January 1, 2022, the company had $2.9 million and $2.0 million, respectively, in other current assets representing collateral for hedged positions. At April 23, 2022 and January 1, 2022, the company had $14.9 million and $3.4 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

8. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 23, 2022	January 1, 2022
Prepaid assets	$4,109	$3,219
Service contracts	21,365	19,884
Prepaid insurance	2,151	5,254
Prepaid marketing	7,903	4,103
Fair value of derivative instruments	17,756	3,955
Collateral to counterparties for derivative positions	2,932	2,039
Income taxes receivable	11,576	13,001
Other	596	137
Total	$68,388	$51,592

Other non-current assets consist of (amounts in thousands):

	April 23, 2022	January 1, 2022
Unamortized financing fees	$1,481	$1,574
Investments	2,943	3,145
Deposits	2,433	2,202
Unamortized cloud computing arrangement costs	899	1,215
Noncurrent pension asset	1,233	1,281
Other	100	206
Total	$9,089	$9,623

9. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 23, 2022	January 1, 2022
Employee compensation	$25,108	$25,505
Employee vacation	18,130	15,782
Employee bonus	13,562	33,413
Fair value of derivative instruments	—	220
Self-insurance reserves	32,878	29,828
Bank overdraft	11,448	17,161
Accrued interest	2,222	7,202
Accrued utilities	5,878	6,741
Accrued taxes	9,677	7,557
Deferred payroll taxes under the CARES Act	16,354	16,354
Accrued advertising	2,818	4,294
Accrued legal settlements	16,500	16,500
Accrued legal costs	3,042	1,746
Accrued short-term deferred income	3,998	4,040
Collateral from counterparties for derivative positions	14,946	3,377
Acquisition consideration adjustment	3,400	3,400
Multi-employer pension plan withdrawal liability	—	2,100
Repurchase obligations of distribution rights	4,558	4,743
Other	3,605	3,480
Total	$188,124	$203,443

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale. There was recently a tax determination that the selling shareholders owed additional taxes. Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the shareholders approximately $3.4 million. The company recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2021.

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 75 distribution rights. See Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	April 23, 2022	January 1, 2022
Deferred income	$14,497	$15,676
Deferred compensation	21,511	20,188
Other deferred credits	617	720
Other	1,468	1,375
Total	$38,093	$37,959

10. ASSETS HELD FOR SALE

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of Fiscal 2022, the company reclassified two warehouses acquired at the end of Fiscal 2021 as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022. The company received net proceeds of $1.2 million. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 23, 2022 and January 1, 2022, respectively (amounts in thousands):

	April 23, 2022	January 1, 2022
Distributor territories	$5,415	$5,147
Property, plant and equipment	8,541	6,222
Total assets held for sale	$13,956	$11,369

11. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 3, Leases) consisted of the following at April 23, 2022 and January 1, 2022, respectively (amounts in thousands):

	April 23, 2022	January 1, 2022
Unsecured credit facility	$—	$—
2031 notes	493,555	493,333
2026 notes	397,452	397,276
Accounts receivable securitization facility	—	—
	891,007	890,609
Less current maturities of long-term debt	—	—
Total long-term debt	$891,007	$890,609

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 23, 2022 and January 1, 2022, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of April 23, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 23, 2022, and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables of the company’s subsidiaries. The subsidiary pledges the receivables as collateral for the obligations under the facility. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 23, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the facility.

At January 1, 2022, there were no amounts outstanding under the facility, and there were no borrowings or repayments under the facility during the sixteen weeks ended April 23, 2022.

The table below presents the net amount available for working capital and general corporate purposes under the facility as of April 23, 2022:

Amount (thousands)
Gross amount available	$200,000
Outstanding	—
Available for withdrawal	$200,000

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 35 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2021 for the ninth amendment. The balance of unamortized financing costs was $0.2 million on April 23, 2022 and $0.3 million on January 1, 2022, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of April 23, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred $1.1 million in financing costs during the third quarter of Fiscal 2021 for the seventh amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $1.3 million and $0.6 million on April 23, 2022 and January 1, 2022, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

At January 1, 2022, there were no amounts outstanding under the credit facility, and there were no borrowings or repayments under the credit facility during the sixteen weeks ended April 23, 2022.

The table below presents the net amount available under the credit facility as of April 23, 2022:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

Aggregate maturities of debt outstanding as of April 23, 2022 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	400,000
2027 and thereafter	500,000
Total	$900,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 23, 2022 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$6,445	$493,555
2026 notes	400,000	2,548	397,452
Total	$900,000	$8,993	$891,007

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 1, 2022 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$6,667	$493,333
2026 notes	400,000	2,724	397,276
Total	$900,000	$9,391	$890,609

12. VARIABLE INTEREST ENTITIES

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of April 23, 2022 and January 1, 2022, there was $154.8 million and $159.5 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

13. COMMITMENTS AND CONTINGENCIES

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

At this time, the company is defending 21 complaints filed by distributors alleging that such distributors were misclassified as independent contractors. Seven of these lawsuits seek class and/or collective action treatment. The remaining fourteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in three of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On April 18, 2022, the parties filed a motion with the Court to approve a settlement of this matter for $137,500, inclusive of attorneys’ fees, costs, damages and incentives for class members who are active distributors to enter into an amendment to their distributor agreements. The parties’ approval motion is currently pending before the Court.

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

Since the beginning of Fiscal 2021, the company has settled, and the appropriate court has approved, the following collective/class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors:

Case Name	Case No.	Venue	Date Filed	Comments
Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On April 26, 2022, the Court approved an agreement to settle this and two companion cases pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410) – for a payment of $16.5 million, comprised of $9 million in settlement funds and $7.5 million in attorneys’ fees. The settlement also required a phased repurchase of approximately 75 distribution territories in Maine, which, once completed, the company will service its Maine market using company sales employees. The company estimates this cost to be $6.6 million (of which $4.7 million is included in other accrued liabilities and the remainder as a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during Fiscal 2021. The company remains committed to its IDP program.

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

See Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the company’s commitments.

14. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Net income	$85,589	$71,655
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,999	211,889
Basic earnings per common share	$0.40	$0.34
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,999	211,889
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,315	891
Diluted weighted average shares outstanding for common stock	213,314	212,780
Diluted earnings per common share	$0.40	$0.34

There were 330,140 and 362,690 anti-dilutive shares during the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively.

15. STOCK-BASED COMPENSATION

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during Fiscal 2022 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the sixteen weeks ended April 23, 2022 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	331	3/1/2025	$31.97

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2020 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2021 and 2022 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 23, 2022 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	331	3/1/2025	$27.47

Performance-Contingent Restricted Stock

The table below presents the TSR modifier share adjustment (a 137% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit/(expense) at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data):

Award Granted	Fiscal Year Vested	TSR Modifier Increase Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2019	2022	109,729	74,154	$1,843	$2,196	$22,143

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 23, 2022 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2022	1,972	$22.89
Initial grant at target	663	$29.72
Grant increase for achieving the ROIC modifier	74	$29.72
Grant increase for achieving the TSR modifier	110	$29.72
Vested	(778)	$20.25
Forfeited	(15)	$24.72
Nonvested shares at April 23, 2022	2,026	$25.90

As of April 23, 2022, there was $32.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.26 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 23, 2022 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	206	Equally over 3 years	$27.47

The TBRSU Shares activity for the sixteen weeks ended April 23, 2022 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 1, 2022	492	$21.87
Vested	(213)	$20.99
Granted	206	$27.47
Forfeitures	(7)	$24.12
Nonvested shares at April 23, 2022	478	$24.64	2.13	$9,431

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2021	2022	$159	$106	$2,262
2020	2022	$106	$100	$1,818
2019	2022	$67	$161	$1,870

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the sixteen weeks ended April 23, 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2021, non-employee directors were granted 66,550 shares for their annual grant pursuant to the Omnibus Plan. During the sixteen weeks ended April 23, 2022, non-employee directors received 10,034 shares of previously deferred annual grant awards.

The deferred stock activity for the sixteen weeks ended April 23, 2022 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at January 1, 2022	67	$24.00
Vested	—	$—
Granted	4	$27.47
Nonvested shares at April 23, 2022	71	$24.18	0.29	$218

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Performance-contingent restricted stock awards	$6,915	$5,289
TBRSU Shares	1,647	1,467
Deferred and restricted stock	519	426
Total stock-based compensation	$9,081	$7,182

16. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Balance Sheet related pension and other postretirement benefit plan accounts at April 23, 2022 compared to accounts at January 1, 2022 (amounts in thousands):

	April 23, 2022	January 1, 2022
Noncurrent benefit asset	$1,233	$1,281
Current benefit liability	$804	$804
Noncurrent benefit liability	$7,134	$7,249
AOCI, net of tax	$(3,431)	$(3,456)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2021 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the sixteen weeks ended April 23, 2022 and April 24, 2021.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Service cost	$366	$299
Interest cost	272	233
Expected return on plan assets	(577)	(575)
Amortization of prior service cost	17	18
Amortization of net loss	142	229
Total net periodic pension cost	$220	$204

The components of net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income.

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Service cost	$66	$103
Interest cost	34	36
Amortization of prior service credit	(72)	(1)
Amortization of net gain	(54)	(65)
Total net periodic postretirement cost	$(26)	$73

The components of net periodic postretirement benefits cost other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Total cost and employer contributions	$9,406	$9,136

17. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 23, 2022 was 22.3% compared to 24.5% for the sixteen weeks ended April 24, 2021. Discrete tax benefits in the current quarter reduced the effective rate and resulted in a larger benefit when compared to the discrete tax benefit for the prior year. During the sixteen weeks ended April 23, 2022 and April 24, 2021, the primary differences in the effective rate and the statutory rate were state income taxes and windfall tax benefits on stock-based compensation.

During the sixteen weeks ended April 23, 2022, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of April 23, 2022, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

18. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 23, 2022, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 23, 2022 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

Detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 23, 2022	April 24, 2021	Disclosure
	(Amounts in thousands)
Business process improvement consulting costs	$9,064	$4,958	Note 1
Impairment of assets	990	—	Note 10
Loss on inferior ingredients	—	122	Note 1
Loss on extinguishment of debt	—	16,149	Note 11
	$10,054	$21,229
•
Business process improvement costs related to the transformation strategy initiatives — In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, which include upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives was $9.1 million and $5.0 million during the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively, and is reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $85.0 million to $95.0 million for Fiscal 2022.
•
Impairment of assets – During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.
•
Loss on inferior ingredients – In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million related to receiving inferior ingredients used in the production of certain of our gluten-free products. In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.
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

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the United States (“U.S.”). Our principal products include breads, buns, rolls, snack cakes, and tortillas and are sold under a variety of brand names, including Nature’s Own, Dave's Killer Bread ("DKB"), Wonder, Canyon Bakehouse, Tastykake, and Mrs. Freshley’s. Our brands are among the best known in the U.S. baking industry. Many of our brands have a major presence in the product categories in which they compete. We manage our business as one operating segment.

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

We continue to monitor the impacts of the COVID-19 pandemic, the inflationary economic environment, supply chain disruptions and labor shortages, and the conflict between Russia and Ukraine on our business. The positive shift in sales mix to our branded retail products that we have experienced as a result of the pandemic persisted into the first quarter of Fiscal 2022. We have experienced significant input cost inflation for commodities and transportation and, to a lesser extent, for labor in the current year quarter and we expect this trend will continue throughout the remainder of Fiscal 2022. We implemented additional price increases at the beginning of Fiscal 2022 to mitigate these cost pressures and additional pricing actions will take effect midway through the second quarter of Fiscal 2022.

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is targeting savings in the range of $25 million to $35 million from these activities in Fiscal 2022. Additionally, we transitioned into the build phase of our multi-year ERP upgrade project and we continue to implement our digital strategy initiatives as discussed further in the “Transformation Strategy Initiatives” section below.

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store 16 Weeks Ending 4/24/22)
•
Our retail sales comprised 78.7% of total sales for the sixteen weeks ended April 23, 2022 which was unchanged as compared to the sixteen weeks ended April 24, 2021.
•
We operate 46 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•
We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributor partners to retail and foodservice customers with access to more than 85% of the U.S. population.
•
We offer nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

Impact of COVID-19, the Inflationary Economic Environment, and Other Macroeconomic Factors on Our Business

Our operations may continue to experience disruption due to the continued uncertainty caused by the pandemic, including but not limited to additional variants of the COVID-19 virus, new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population and the efficacy, or lack thereof, of the vaccines, changes in the global and U.S. economic environment, supply chain disruptions and labor shortages, and changes in pandemic safety policies. Our main focus throughout the pandemic has been and continues to be the health and safety of our team members and independent distributor partners. We continue to follow the pandemic guidance of the U.S. Centers for Disease Control and Prevention (CDC).

While our results for the first quarter of Fiscal 2022 have continued to benefit from the positive shift in sales mix to our branded retail products that we experienced as a result of the ongoing pandemic, we also experienced significant input cost inflation as the quarter progressed for commodities and transportation, and, to a lesser extent, for labor in the current year quarter. We implemented additional price increases at the beginning of Fiscal 2022 to mitigate these cost pressures, however, rising commodity, packaging, and transportation prices have been outpacing the price increases and we will implement additional price increases midway through the second quarter of Fiscal 2022.

Labor shortages at some of our bakeries in the first quarter of Fiscal 2022 and Fiscal 2021 negatively impacted production levels. A number of factors may continue to adversely affect the labor force available to us, including high employment rates and government regulations. In addition, other factors exist that may negatively affect our ability to operate our production lines efficiently or run at full capacity. These factors include, but are not limited to, labor shortages and increased turnover rates within our workforce, each of which could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Additionally, in the latter half of the first quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and packaging items resulting in lower production volumes. We expect these challenges to continue as a result of uncertainty in the global and U.S. supply chain. While we are not directly impacted by the conflict between Russia and Ukraine, we are closely monitoring the effect it is having, and we anticipate will continue to have, on the broader economy, including on the availability and price of commodities. Disruptions in our operations, including but not limited to the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to take steps to preserve adequate liquidity during the ongoing pandemic as further discussed in the “Liquidity and Capital Resources” sections below. We do not anticipate the pandemic to materially alter the timing of our transformation strategy initiatives.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 10.3% for the sixteen weeks ended April 23, 2022 compared to the same quarter in the prior year due to inflation-driven pricing actions and, to a much lesser extent, positive shifts in sales mix which together contributed 13.5% to the total increase. This increase was partially offset by volume declines of 3.2%. Our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well in the first quarter due to positive price/mix and volume growth. Production constraints from supply chain disruptions as well as targeted sales rationalization contributed to the lower volumes.

Income from operations for the sixteen weeks ended April 23, 2022 was $112.0 million compared to $115.1 million in the prior year quarter. Significantly higher input and transportation costs and incremental business process improvement consulting costs combined with lower production volumes drove most of the decrease quarter over quarter. These higher costs were mostly offset by sales increases from positive pricing actions in the current year quarter.

Net income for the sixteen weeks ended April 23, 2022 was $85.6 million compared to $71.7 million in the prior year period. The increase resulted primarily from the loss on extinguishment of debt in the prior year quarter and a lower effective tax rate in the current year quarter, partially offset by lower income from operations as discussed above.

During the sixteen weeks ended April 23, 2022, we generated net cash flows from operations of $124.2 million and invested $50.5 million in capital expenditures. Additionally, we paid $46.7 million in dividends to our shareholders. During the sixteen weeks ended April 24, 2021, we generated net cash flows from operations of $98.0 million, invested $27.3 million in capital expenditures, paid $42.5 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million. On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments.

Transformation Strategy Initiatives

In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business. The primary goals of these initiatives are: (1) enable a more agile business model, empowering the organization by fundamentally redesigning core business processes and our ways of working; (2) embed digital capabilities and transform the way we engage with our consumers, customers and employees; and (3) modernize and simplify our application and technology infrastructure landscape, inclusive of the upgrade of our ERP system. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021 and the build phase at the beginning of Fiscal 2022.

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, and bakery of the future and recently added digital logistics and digital sales. In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies. The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas. Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality. Digital logistics includes real-time operational visibility, improving our routing efficiency, and automating the freight bill pay audit process. Finally, digital sales will focus on improving our sales execution through retail execution performance and improved collaboration tools across our sales ecosystem.

Combined, these digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have we have rolled out these programs to over ten bakeries and will continue to invest in these new ways of working.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 23, 2022	April 24, 2021	April 23, 2022	April 24, 2021	Dollars	%
Sales	$1,435,932	$1,302,168	100.0	100.0	$133,764	10.3
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	724,592	643,576	50.5	49.4	81,016	12.6
Selling, distribution and administrative expenses	554,952	501,973	38.6	38.5	52,979	10.6
Loss on inferior ingredients	—	122	—	0.01	(122)	NM
Impairment of assets	990	—	0.1	—	990	NM
Depreciation and amortization	43,423	41,386	3.0	3.2	2,037	4.9
Income from operations	111,975	115,111	7.8	8.8	(3,136)	(2.7)
Other components of net periodic pension and postretirement benefit plans credit	(238)	(125)	(0.0)	(0.0)	(113)	NM
Interest expense, net	2,101	4,201	0.1	0.3	(2,100)	(50.0)
Loss on extinguishment of debt	—	16,149	—	1.2	(16,149)	NM
Income before income taxes	110,112	94,886	7.7	7.3	15,226	16.0
Income tax expense	24,523	23,231	1.7	1.8	1,292	5.6
Net income	$85,589	$71,655	6.0	5.5	$13,934	19.4
Comprehensive income	$95,865	$76,756	6.7	5.9	$19,109	24.9

NM - the computation is not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 23, 2022 COMPARED TO SIXTEEN WEEKS ENDED APRIL 24, 2021

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 23, 2022	April 24, 2021	April 23, 2022	April 24, 2021	Dollars	%
Branded retail	$956,130	$861,735	66.6	66.2	$94,395	11.0
Store branded retail	173,609	162,477	12.1	12.5	11,132	6.9
Non-retail and other	306,193	277,956	21.3	21.3	28,237	10.2
Total	$1,435,932	$1,302,168	100.0	100.0	$133,764	10.3

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	13.5
Volume	(3.2)
Total percentage change in sales	10.3

Sales increased significantly quarter over quarter mainly due to positive pricing actions implemented to mitigate considerable cost inflation. Additionally, continued positive shifts in mix from store branded retail to branded retail sales contributed to the sales increase. Volume declines in store branded retail products, branded cake products, fast food items, and co-manufactured items partially offset the sales increase. We continue to execute on our portfolio strategy to shift more of our sales to higher margin, value-added branded retail products and this shift, combined with supply chain and labor constraints, contributed to the lower unit volumes. The promotional environment has remained relatively stable in the first quarter of Fiscal 2022 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded retail sales increased considerably quarter over quarter due to favorable price/mix resulting from price increases and improved promotional efficiency, partially offset by volume declines, most notably in branded cake items. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, all experienced double-digit sales growth driven by inflation-driven price increases and, to a lesser extent, volume growth. Consumers continued to express a preference for the more-differentiated products offered by these brands. Branded cake volumes were negatively impacted by supply chain and labor shortages during the current year quarter.

Store branded retail sales were higher quarter over quarter due to price increases we have implemented to mitigate inflationary pressures, partially offset by volume declines. The largest volume declines were in store branded breads, buns and rolls as consumers continued to shift to branded retail products. Sales of our store branded retail products had been declining prior to the pandemic and we have experienced an acceleration of this trend during the pandemic, partly due to successfully executing our strategy to prioritize a more favorable sales mix of branded retail sales.

Non-retail sales benefitted from positive price/mix due to inflation-driven pricing actions, partially offset by volume declines. Unit declines in fast food and co-manufactured items drove the volume decrease. Targeted sales rationalization as well as production constraints from supply chain disruptions contributed to the lower volumes.

We anticipate our Fiscal 2022 sales will be higher than Fiscal 2021 sales due to pricing actions we have taken at the beginning of the first quarter of Fiscal 2022 and additional price increases that will take effect midway through the second quarter of Fiscal 2022.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 23, 2022 % of Sales	April 24, 2021 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	30.2	27.5	2.7
Workforce-related costs	13.9	14.8	(0.9)
Other	6.4	7.1	(0.7)
Total	50.5	49.4	1.1

Materials, supplies, labor and other production costs as a percent of sales rose quarter over quarter due to considerable input cost inflation. Ingredient and packaging prices continued rising throughout the first quarter of Fiscal 2022 and outpaced the sales price increases. Higher prices for flour, oils, and sweeteners most significantly impacted ingredient costs and we anticipate prices to remain elevated for the remainder of Fiscal 2022. Sharp increases in egg prices as a result of the avian influenza outbreak also contributed to the higher costs and are anticipated to be a headwind for the remainder of Fiscal 2022. Additionally, decreases in outside purchases of product (sales with no associated ingredient costs) contributed to the higher ingredient and packaging costs as those products were produced at company-owned bakeries instead. The Other line item reflects the decrease in outside purchases of product as well as the impact of timing differences of the sell-through of product inventories. Although workforce-related costs did not increase at the same rate as the sales price increases, the competitive labor market continues to impact our operations and we expect this trend to continue. In the latter half of the first quarter of Fiscal 2022, we experienced heightened supply chain disruptions which has impacted our ability to procure adequate quantities of certain raw materials and packaging items contributing to lower production volumes. We expect these challenges to continue as a result of uncertainty in the global and U.S. supply chain.

Late in the first quarter of Fiscal 2022, we increased production capacity for our organic products by adding a production line at our Henderson, Nevada bakery. We anticipate this added capacity will allow us to better serve the West Coast market.

Ingredients and packaging materials periodically experience price fluctuations and we continually monitor these markets. Ingredient and packaging costs are currently experiencing significant volatility and are expected to remain volatile for the remainder of Fiscal 2022. The cost of these inputs has fluctuated widely, and may continue to so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 23, 2022 % of Sales	April 24, 2021 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.2	11.7	(0.5)
Distributor distribution fees	14.8	15.0	(0.2)
Other	12.6	11.8	0.8
Total	38.6	38.5	0.1

Selling, distribution and administrative expenses were slightly higher quarter over quarter as a percent of sales mostly due to incremental consulting costs and considerable transportation cost inflation, largely offset by favorable price/mix, lower workforce-related costs, and increased scrap dough income. Price increases in the current year quarter more than offset wage inflation rates and employee fringe costs were lower in the current year quarter resulting in lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs and a shift in sales mix. However, this decrease was more than offset by the rise in transportation costs which is reflected in the Other line item. The increase in the Other line reflects higher transportation costs and the $4.1 million increase in business process improvement consulting costs associated with ongoing transformation strategy initiatives. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs.

Loss on Inferior Ingredients and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased as a percent of sales due to price increases implemented at the beginning of the first quarter of Fiscal 2022, but increased in dollars mainly due to increased depreciation related to twenty-seven leased warehouses purchased at the end of Fiscal 2021, two of which were moved to held for sale in the first quarter of Fiscal 2022.

Income from Operations

Income from operations decreased as a percent of sales for the sixteen weeks ended April 23, 2022 compared to the sixteen weeks ended April 24, 2021 mostly due to substantial input and transportation cost inflation and increased consulting costs, partially offset by sales increases and lower workforce-related costs, as discussed above.

Net Interest Expense

Net interest expense (exclusive of the portion related to the loss on extinguishment of debt in the prior year quarter discussed below) decreased in dollars and as a percent of sales quarter over quarter due to lower average amounts outstanding under our borrowing arrangements and the lower interest rate on the 2031 notes as compared to the 2022 notes which were redeemed in the first quarter of Fiscal 2021. Lower interest income year over year partially offset the decrease in net interest expense.

Loss on Extinguishment of Debt

In the first quarter of Fiscal 2021, we completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 23, 2022 was 22.3% compared to 24.5% in the prior year quarter. The decrease in the rate quarter over quarter was primarily due to the impact of windfalls related to the vesting of employee stock compensation awards. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and the increase in net earnings quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy and Update on Impact of COVID-19, the Inflationary Economic Environment, and Other Macroeconomic Factors on Our Business

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the sixteen weeks ended April 23, 2022, the COVID-19 pandemic and volatility in global and U.S. economic environments could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the workforce available to us, and our ability to implement additional pricing actions to offset rising inflation, among other risks.

In light of the potential risks detailed above associated with the ongoing pandemic and the current inflationary economic environment, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and in the first quarter of Fiscal 2021 issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026. Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations. The ongoing COVID-19 pandemic and other macroeconomic-related factors remain fluid and the future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic and the volatile global and U.S. economic environments. The company had total available liquidity of $896.7 million as of April 23, 2022, consisting of cash on hand and the available balances under the credit facility and the facility.

Liquidity Discussion for the Sixteen Weeks Ended April 23, 2022 and April 24, 2021

Cash and cash equivalents were $205.1 million at April 23, 2022 and $185.9 million at January 1, 2022, significantly higher than historical pre-pandemic levels. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 23, 2022	April 24, 2021	Change
Cash provided by operating activities	$124,154	$97,995	$26,159
Cash disbursed for investing activities	(41,895)	(19,117)	(22,778)
Cash disbursed for financing activities	(62,983)	(135,784)	72,801
Total change in cash	$19,276	$(56,906)	$76,182

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021	Change
Depreciation and amortization	$43,423	$41,386	$2,037
Impairment of assets	990	—	990
(Gain) Loss reclassified from accumulated other comprehensive income to net income	(1,138)	75	(1,213)
Allowances for accounts receivable	1,798	1,779	19
Stock-based compensation	9,081	7,182	1,899
Deferred income taxes	9,248	4,066	5,182
Pension and postretirement plans cost	194	277	(83)
Other non-cash items	1,073	1,073	—
Net non-cash adjustment to net income	$64,669	$55,838	$8,831

•
Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.

•
For the sixteen weeks ended April 23, 2022, deferred income tax activity was comprised of changes in temporary differences quarter over quarter, including the impact of the vesting of stock equity awards. For the sixteen weeks ended April 24, 2021, deferred income taxes changed due to changes in temporary differences.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.7 million related to the write-off of unamortized costs upon the early redemption of the 2022 notes in the first quarter of Fiscal 2021) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021	Change
Changes in accounts receivable, net	$(24,774)	$1,761	$(26,535)
Changes in inventories, net	(14,082)	(3,297)	(10,785)
Changes in hedging activities, net	11,616	6,172	5,444
Changes in other assets and accrued liabilities, net	(22,670)	(45,456)	22,786
Changes in accounts payable, net	23,806	11,322	12,484
Net changes in working capital	$(26,104)	$(29,498)	$3,394

•
Changes in accounts receivable, inventories, and accounts payable were mainly attributable to significant price increases and cost inflation in the first quarter of Fiscal 2022.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur, though the degree and financial impact cannot be currently estimated, as part of our hedging program.
•
The change in other assets primarily resulted from changes in prepaid assets in each respective period. Changes in employee compensation accruals and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2022 and Fiscal 2021, we paid $43.8 million and $64.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.8 million and $0.4 million was paid during the first quarter of Fiscal 2022 and Fiscal 2021, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 24, 2021, we paid $8.7 million of legal settlements, all of which had been accrued for in prior periods. Early in the second quarter of Fiscal 2022, the company paid a $16.5 million legal settlement that had been accrued for in a prior period. As of April 23, 2022, the remaining balance of the employer share of Social Security tax deferred under the CARES Act was $16.4 million which is due to be paid by December 31, 2022.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021	Change
Purchases of property, plant, and equipment	$(50,497)	$(27,278)	$(23,219)
Principal payments from notes receivable, net of repurchases of independent distributor territories	7,171	5,252	1,919
Proceeds from sale of property, plant and equipment	1,431	2,159	(728)
Other	—	750	(750)
Net cash disbursed for investing activities	$(41,895)	$(19,117)	$(22,778)

•
We currently anticipate capital expenditures of $150.0 million to $160.0 million for Fiscal 2022 (inclusive of expenditures for the ERP upgrade of $60.0 million to $70.0 million).

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the sixteen weeks ended April 23, 2022 and April 24, 2021, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2022	April 24, 2021	Change
Dividends paid	$(46,747)	$(42,503)	$(4,244)
Payment of financing fees	(48)	(3,522)	3,474
Stock repurchases	(10,049)	(1,058)	(8,991)
Change in bank overdrafts	(5,713)	(6,420)	707
Net change in debt obligations	—	(81,858)	81,858
Payments on financing leases	(426)	(423)	(3)
Net cash disbursed for financing activities	$(62,983)	$(135,784)	$72,801

•
Our Board of Directors declared the following quarterly dividend during the sixteen weeks ended April 23, 2022 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 18, 2022	March 4, 2022	March 18, 2022	$0.2100	$44,527

Additionally, we paid dividends of $2.2 million at the time of vesting of certain restricted stock awards, director stock awards, and at issuance of deferred compensation shares. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
We paid financing costs associated with the Fiscal 2021 amendment of the credit facility during Fiscal 2022 and issuance of the 2031 notes in the first quarter of Fiscal 2021.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 23, 2022 and April 24, 2021, we repurchased 354,470 and 46,618 shares of our common stock for $10.0 million and $1.1 million, respectively, under a share repurchase plan approved by our Board of Directors. These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 23, 2022 and January 1, 2022, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 3, Leases, and Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 23, 2022	January 1, 2022	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$493,555	$493,333	Fixed Rate	2031
2026 notes	397,452	397,276	Fixed Rate	2026
Credit facility	—	—	Variable Rate	2026
Accounts receivable securitization facility	—	—	Variable Rate	2023
Right-of-use lease obligations	304,717	300,522		2036
	1,195,724	1,191,131
Less: Current maturities of long-term debt and right- of-use lease obligations	(52,492)	(47,974)
Long-term debt and right-of-use lease obligations	$1,143,232	$1,143,157

Total stockholders' equity
Total stockholders' equity	$1,459,424	$1,411,274

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

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, the facility was repaid with proceeds from the issuance of the 2031 notes and cash flows from operations and there have been no borrowings under the facility since that time. As of April 23, 2022, there was no balance outstanding under the credit facility and there were no borrowings or repayments during the sixteen weeks ended April 23, 2022.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the ongoing COVID-19 pandemic. There is no current portion payable over the next year for our debt obligations. Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 23, 2022:

	Amount Available	For the Sixteen Weeks Ended April 23, 2022
	for Withdrawal at	Highest	Lowest
Facility	April 23, 2022	Balance	Balance
	(Amounts in thousands)
Accounts receivable securitization facility	$200,000	$—	$—
Credit facility	491,600	—	—
	$691,600

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the sixteen weeks ended April 23, 2022, the company did not make any revolving borrowings or payments on revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 23, 2022, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR but its agreements contain LIBOR successor rate provisions to cover the discontinuance of LIBOR. The company's successor provisions as currently drafted would result in the adoption of the Secured Overnight Financing Rate (SOFR) if then determinable.

At April 23, 2022, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 23, 2022, 354,470 shares, at a cost of $10.0 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 23, 2022, 69.2 million shares, at a cost of $663.0 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 23, 2022, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $17.8 million, based on quoted market prices. Of this amount, approximately $17.3 million relates to instruments that will be utilized in Fiscal 2022 and $0.5 million in Fiscal 2023.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 23, 2022, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $9.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended April 23, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Operational Risks

The extent to which the outbreak of the novel strain of coronavirus ("COVID-19") and measures taken in response thereto, including additional variants of the virus and the efficacy and distribution of vaccines, impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has spread throughout the world, including the U.S., and has resulted in governmental and other regulatory authorities throughout the U.S. implementing numerous measures to try to contain the virus and any variants of the virus. These measures have impacted and may further impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures. The spread of COVID-19 caused us to modify our business practices and we may take further actions as may be required by governmental and other regulatory authorities or as we determine are in the best interests of our employees, customers, vendors and suppliers. We can provide no assurance that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to governmental authorities.

COVID-19 has had, and may continue to have, a widespread and broad-reaching effect on the economy and our business. Some of the impacts our business has experienced, is experiencing or may experience as a result of COVID-19 include, but are not limited to, the following:

•
We experienced a favorable shift in sales mix to our branded retail products due to the change in consumer buying patterns as a result of COVID-19, which positively impacted our business operations, including our sales, operating income and cash flows;
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

The extent to which the spread of COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and additional variants, its severity, the actions to contain the virus or treat its impact, including the distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of COVID-19's global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, results of operations and financial condition.

The costs of maintaining and enhancing the value and awareness of our brands are increasing, which could have an adverse impact on our revenues and profitability.

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Brand value could diminish significantly due to several factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media platforms by consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Brand recognition and loyalty can be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. In addition, failure to comply with local or other laws and regulations could also hurt our reputation. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition or were to suffer damage to our reputation or loss of consumer confidence in our products for any of these reasons, our revenues and profitability could be adversely affected.

We may be adversely impacted by the failure to successfully realize the expected benefits of acquisitions, divestitures or joint ventures.

From time to time, we undertake acquisitions, divestitures, joint ventures and co-investments. The success of any acquisition, divestiture or joint venture depends on our ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits.

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

We may co-invest in the future with third parties through partnership, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for management. In this event, we would not be in a position to exercise sole decision-making authority regarding the joint venture and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In situations where acquisitions, divestitures or joint ventures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, the company’s business, results of operations or financial condition could be negatively impacted.

Technology Risks

We may be adversely impacted if our IT systems fail to perform adequately, including with respect to cybersecurity issues.

The efficient operation of our business depends on our IT systems. We rely on our IT systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our IT systems (including those provided to us by third-parties) to perform as we anticipate could disrupt our business and could result in billing, collecting and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business, results of operations or financial condition to suffer.

In addition, our IT systems (including those provided to us by third parties) may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. Cyber-attacks and other cyber incidents are occurring more frequently in the United States and are becoming more sophisticated with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including extortion, denial of service, or social engineering through phishing or malware emails. In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

We may incur significant costs in protecting or remediating cyber-attacks or other cyber incidents. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

Industry Risks

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Raw materials, such as flour, sweeteners, shortening, yeast, and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, inflation, weather conditions, domestic and international demand, availability due to supply chain conditions, or other unforeseen circumstances. The global economy has been negatively impacted by the military conflict between Russia and Ukraine. The Russia-Ukraine conflict is fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union (and others) in response to Russia’s invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global grain and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

In addition, we are dependent upon natural gas or propane for firing ovens. The independent distributors and third-party transportation companies are dependent upon gasoline and diesel for their vehicles. The cost of these fuels may fluctuate widely due to economic and political conditions, government policy and regulation, war or other conflicts (including the current situation in Ukraine), or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing higher-margin products to lower-margin products.

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

We rely on several large customers for a significant portion of sales and the loss of one of our large customers or their decision to give higher priority to other brands could adversely affect our business, financial condition or results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 53.7% of sales during Fiscal 2021 and 54.3% of sales during the sixteen weeks ended April 23, 2022. Our largest customer, Walmart/Sam’s Club, accounted for 21.2% and 21.1% of sales, respectively, during these periods. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Legal and Regulatory Risks

Government regulation, including labeling or warning requirements, could adversely impact our results of operations and financial condition.

As a producer and marketer of food items, our production processes, product quality, packaging, labeling, storage, and distribution, and the safety of food products and the health and safety of our employees, are subject to regulation by various federal, state and local government entities and agencies. In addition, the marketing and labeling of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing and labeling under federal, state or local laws or regulations. Uncertainty regarding labeling standards has led to customer confusions and legal challenges. The imposition or proposed imposition of additional product labeling or warning requirements could reduce overall consumption of our products, lead to negative publicity (whether based in scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our sales and results of operations.

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

During the sixteen weeks ended April 23, 2022, 354,470 shares, at a cost of $10.0 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 23, 2022, 69.2 million shares, at a cost of $663.0 million, have been repurchased. The company currently has 5.4 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the sixteen weeks ended April 23, 2022 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2022 — January 29, 2022	72	*	$27.88	72	*	5,676
January 30, 2022 — February 26, 2022	282	*	$28.47	282	*	5,394
February 27, 2022 — March 26, 2022	—		—	—		5,394
March 27, 2022 — April 23, 2022	—		—	—		5,394
Total	354		$28.35	354

* These shares were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended April 23, 2022.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended April 23, 2022 has been formatted in Inline XBRL.

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

Date: May 19, 2022