Form 10-Q
period 2022-07-16
FLOWERS FOODS INC
filed 2022-08-11
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 16, 2022

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

As of August 5, 2022, the registrant had 211,831,568 shares of common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 16, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$162,511	$185,871
Accounts and notes receivable, net of allowances of $19,941 and $15,398, respectively	358,553	305,196
Inventories, net:
Raw materials	65,014	54,458
Packaging materials	30,822	24,580
Finished goods	69,960	55,942
Inventories, net	165,796	134,980
Spare parts and supplies	71,787	68,479
Other	68,439	51,592
Total current assets	827,086	746,118
Property, plant and equipment:
Property, plant and equipment	2,276,376	2,192,392
Less: accumulated depreciation	(1,446,845)	(1,393,664)
Property, plant and equipment, net	829,531	798,728
Financing lease right-of-use assets	2,565	3,476
Operating lease right-of-use assets	280,381	289,013
Notes receivable from independent distributor partners	144,689	154,310
Assets held for sale	14,248	11,369
Other assets	17,983	9,623
Goodwill	545,244	545,244
Other intangible assets, net	678,994	695,432
Total assets	$3,340,721	$3,253,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,766	1,584
Current maturities of operating leases	47,631	46,390
Accounts payable	325,804	268,500
Other accrued liabilities	194,960	203,443
Total current liabilities	570,161	519,917

Noncurrent long-term debt	891,241	890,609
Noncurrent financing lease obligations	862	1,910
Noncurrent operating lease obligations	242,389	250,638
Total long-term debt and right-of-use lease liabilities	1,134,492	1,143,157
Other liabilities:
Postretirement/post-employment obligations	7,062	7,249
Deferred taxes	144,736	133,757
Other long-term liabilities	36,802	37,959
Total other long-term liabilities	188,600	178,965
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,898,017 shares and 17,334,804 shares, respectively	(234,666)	(232,304)
Capital in excess of par value	678,901	678,414
Retained earnings	1,008,200	962,378
Accumulated other comprehensive income	(5,166)	2,587
Total stockholders’ equity	1,447,468	1,411,274
Total liabilities and stockholders’ equity	$3,340,721	$3,253,313

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Sales	$1,129,051	$1,017,309	$2,564,983	$2,319,477
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	586,084	504,062	1,310,676	1,147,638
Selling, distribution and administrative expenses	438,350	407,707	993,302	909,680
Depreciation and amortization	32,922	31,619	76,345	73,005
Loss on inferior ingredients	—	—	—	122
Impairment of assets	—	—	990	—
Income from operations	71,695	73,921	183,670	189,032
Interest expense	6,579	6,556	15,437	18,237
Interest income	(5,075)	(5,486)	(11,832)	(12,966)
Loss on extinguishment of debt	—	—	—	16,149
Other components of net periodic pension and postretirement benefit plans credit	(178)	(93)	(416)	(218)
Income before income taxes	70,369	72,944	180,481	167,830
Income tax expense	16,689	16,586	41,212	39,817
Net income	$53,680	$56,358	$139,269	$128,013
Net income per common share:
Basic:
Net income per common share	$0.25	$0.27	$0.66	$0.60
Weighted average shares outstanding	212,186	211,932	212,079	211,908
Diluted:
Net income per common share	$0.25	$0.26	$0.65	$0.60
Weighted average shares outstanding	213,307	213,056	213,315	212,897
Cash dividends paid per common share	$0.2200	$0.2100	0.4300	0.4100

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net income	$53,680	$56,358	$139,269	$128,013
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Amortization of prior service cost included in net income	(31)	9	(72)	22
Amortization of actuarial loss included in net income	49	92	115	215
Pension and postretirement plans, net of tax	18	101	43	237
Derivative instruments:
Net change in fair value of derivatives	(16,417)	(4,342)	(5,197)	403
Gain reclassified to net income	(1,630)	(594)	(2,599)	(374)
Derivative instruments, net of tax	(18,047)	(4,936)	(7,796)	29
Other comprehensive (loss) income, net of tax	(18,029)	(4,835)	(7,753)	266
Comprehensive income	$35,651	$51,523	$131,516	$128,279

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 16, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at April 23, 2022	228,729,585	$199	$674,017	$1,001,220	$12,863	(16,687,180)	$(228,875)	$1,459,424
Net income				53,680				53,680
Derivative instruments, net of tax					(18,047)			(18,047)
Pension and postretirement plans, net of tax					18			18
Amortization of share-based compensation awards			5,558					5,558
Issuance of deferred compensation			(11)			851	11	—
Share repurchases						(260,088)	(6,465)	(6,465)
Issuance of deferred stock awards			(663)			48,400	663	—
Dividends paid on vested share-based payment awards				(40)				(40)
Dividends paid — $0.2200 per common share				(46,660)				(46,660)
Balances at July 16, 2022	228,729,585	$199	$678,901	$1,008,200	$(5,166)	(16,898,017)	$(234,666)	$1,447,468

	For the Twenty-Eight Weeks Ended July 16, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				139,269				139,269
Derivative instruments, net of tax					(7,796)			(7,796)
Pension and postretirement plans, net of tax					43			43
Amortization of share-based compensation awards			14,639					14,639
Issuance of deferred compensation			(22)			1,702	22	—
Time-based restricted stock units issued (Note 15)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 15)			(10,469)			777,773	10,469
Issuance of deferred stock awards			(801)			58,434	801	—
Stock repurchases						(614,558)	(16,514)	(16,514)
Dividends paid on vested share-based payment awards				(2,260)				(2,260)
Dividends paid — $0.4300 per common share				(91,187)				(91,187)
Balances at July 16, 2022	228,729,585	$199	$678,901	$1,008,200	$(5,166)	(16,898,017)	$(234,666)	$1,447,468

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

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$139,269	$128,013
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,639	11,957
Gain reclassified from accumulated other comprehensive income to net income	(3,197)	(602)
Depreciation and amortization	76,345	73,005
Deferred income taxes	13,563	6,208
Impairment of assets	990	—
Provision for inventory obsolescence	974	614
Allowances for accounts receivable	3,986	3,579
Pension and postretirement plans cost	339	486
Other	1,313	1,357
Changes in operating assets and liabilities:
Accounts receivable, net	(59,721)	(6,949)
Inventories, net	(31,790)	(2,228)
Hedging activities, net	(10,508)	1,135
Accounts payable	61,198	39,814
Other assets and accrued liabilities	(23,567)	(32,959)
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,833	223,430
CASH FLOWS DISBURSED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(97,862)	(58,270)
Proceeds from sale of property, plant and equipment	1,575	2,411
Repurchase of independent distributor territories	(3,477)	(2,816)
Acquisition of trademarks	—	(10,200)
Cash paid at issuance of notes receivable	(5,720)	(5,541)
Principal payments from notes receivable	20,979	16,413
Investment in unconsolidated affiliate	(9,000)	—
Other investing activities	395	1,032
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(93,110)	(56,971)
CASH FLOWS DISBURSED FOR FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(93,447)	(87,042)
Stock repurchases	(16,514)	(1,058)
Change in bank overdrafts	(3,135)	(6,160)
Proceeds from debt borrowings	—	497,570
Debt obligation payments	—	(579,428)
Payments on financing leases	(864)	(866)
Payments for financing fees	(123)	(4,681)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(114,083)	(181,665)
Net decrease in cash and cash equivalents	(23,360)	(15,206)
Cash and cash equivalents at beginning of period	185,871	307,476
Cash and cash equivalents at end of period	$162,511	$292,270

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 1, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022 (the “Form 10-K”).

MACROECONOMIC FACTORS AND COVID-19 — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions and labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business. Our results for the first half of Fiscal 2022 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and transportation and, to a lesser extent, labor in the current year. We implemented additional price increases at the beginning of Fiscal 2022 and midway through the second quarter of Fiscal 2022 to mitigate these cost pressures.

In light of COVID-19, the company took actions to safeguard its capital position. As the pandemic impact has moderated, we continue to maintain higher levels of cash on hand compared to pre-pandemic levels, which we believe reduces financial risk and offers strategic optionality. In the first quarter of Fiscal 2021, we issued $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) and used the net proceeds to redeem in full the $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”), extending the earliest maturity date of our non-revolving debt to 2026. Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations. As of July 16, 2022, the company had available liquidity of $852.8 million consisting of the available balances on its debt facilities and cash on hand.

INVESTMENT IN UNCONSOLIDATED AFFILIATE — In the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. The investment is being accounted for at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions involving the affiliate, as we do not control nor do we have the ability to significantly influence the affiliate, nor is there a readily determinable fair value. Should circumstances change where the fair value is known, a fair value adjustment may be necessary.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2022 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2022 (sixteen weeks), second quarter ended July 16, 2022 (twelve weeks), third quarter ending October 8, 2022 (twelve weeks) and fourth quarter ending December 31, 2022 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
	(% of Sales)		(% of Sales)
Total	22.0	21.8	21.5	21.5

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 23.1% and 19.8%, on a consolidated basis, as of July 16, 2022 and January 1, 2022, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of the consulting costs related to the transformation strategy initiatives incurred was $11.7 million and $20.7 million for the twelve and twenty-eight weeks ended July 16, 2022, respectively. The expensed portion of the consulting costs related to the transformation strategy initiatives incurred was $13.2 million and $18.2 million for the twelve and twenty-eight weeks ended July 17, 2021, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

LOSS ON INFERIOR INGREDIENTS — In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million associated with receiving inferior ingredients used in the production of certain gluten-free products in the fourth quarter of Fiscal 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the twenty-eight weeks ended July 16, 2022.

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

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Lease modifications and renewals	$4,839	$3,377	$18,654	$37,702
Lease terminations	$4,704	$2,337	$5,728	$2,654

The lease modifications and renewals for the twenty-eight weeks ended July 16, 2022 include $11.2 million related to a 10 year extension for a warehouse lease that occurred during our first quarter of Fiscal 2022. For the twenty-eight weeks ended July 17, 2021, the lease modifications and renewals include $28.9 million related to a five year extension for a freezer storage lease executed during the first quarter of Fiscal 2021.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twenty-eight weeks ended July 16, 2022 and July 17, 2021 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Lease cost:
Amortization of right-of-use assets	$393	$409	$917	$951
Interest on lease liabilities	22	38	57	92
Operating lease cost	14,631	16,263	34,279	37,696
Short-term lease cost	675	550	1,373	1,501
Variable lease cost	8,223	6,066	17,861	12,952
Total lease cost	$23,944	$23,326	$54,487	$53,192

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$57	$92
Operating cash flows from operating leases	$32,101	$35,710
Financing cash flows from financing leases	$864	$866
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$37
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,217	$41,796

Weighted-average remaining lease term (years):
Financing leases	1.6
Operating leases	8.2
Weighted-average IBR (percentage):
Financing leases	3.5
Operating leases	3.8

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of July 16, 2022 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2022	$25,445	$768
2023	55,292	1,828
2024	49,191	100
2025	46,265	—
2026	31,775	—
2027 and thereafter	137,694	—
Total minimum lease payments	345,662	2,696
Less: amount of lease payments representing interest	(55,642)	(68)
Present value of future minimum lease payments	290,020	2,628
Less: current obligations under leases	(47,631)	(1,766)
Long-term lease obligations	$242,389	$862

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 16, 2022	July 17, 2021	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$115	Interest expense
Commodity contracts	2,059	677	Cost of sales, Note 3
Total before tax	2,174	792	Total before tax
Tax expense	(544)	(198)	Income tax expense
Total net of tax	1,630	594	Net of tax
Pension and postretirement plans:
Prior-service credits (costs)	41	(12)	Note 1
Actuarial losses	(66)	(123)	Note 1
Total before tax	(25)	(135)	Total before tax
Tax benefit	7	34	Income tax expense
Total net of tax	(18)	(101)	Net of tax
Total reclassifications	$1,612	$493	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 16, 2022	July 17, 2021	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$268	$(104)	Interest expense
Commodity contracts	3,197	602	Cost of sales, Note 3
Total before tax	3,465	498	Total before tax
Tax expense	(866)	(124)	Income tax expense
Total net of tax	2,599	374	Net of tax
Pension and postretirement plans:
Prior-service credits (costs)	96	(29)	Note 1
Actuarial losses	(154)	(287)	Note 1
Total before tax	(58)	(316)	Total before tax
Tax benefit	15	79	Income tax expense
Total net of tax	(43)	(237)	Net of tax
Total reclassifications	$2,556	$137	Net of tax

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

During the twenty-eight weeks ended July 16, 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive loss before reclassifications	(5,197)	—	(5,197)
Reclassified to earnings from AOCI	(2,599)	43	(2,556)
AOCI at July 16, 2022	$(1,753)	$(3,413)	$(5,166)

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

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021
Gross gain reclassified from AOCI into net income	$3,197	$602
Tax expense	(799)	(150)
Net of tax	$2,398	$452

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 16, 2022 and January 1, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 16, 2022	January 1, 2022
Goodwill	$545,244	$545,244
Amortizable intangible assets, net	551,894	568,332
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,224,238	$1,240,676

As of July 16, 2022 and January 1, 2022, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 16, 2022			January 1, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,115	$86,006	$391,109	$477,115	$78,124	$398,991
Customer relationships	318,021	160,219	157,802	318,021	151,496	166,525
Non-compete agreements	5,154	5,096	58	5,154	5,074	80
Distributor relationships	4,123	3,546	577	4,123	3,398	725
Distributor routes held and used	3,191	843	2,348	2,548	537	2,011
Total	$807,604	$255,710	$551,894	$806,961	$238,629	$568,332

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 16, 2022	$7,332
For the twelve weeks ended July 17, 2021	$7,079
For the twenty-eight weeks ended July 16, 2022	$17,081
For the twenty-eight weeks ended July 17, 2021	$16,322

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2022	$14,552
2023	$30,782
2024	$30,087
2025	$29,374
2026	$27,291

The company acquired trademarks for $10.2 million during the second quarter of Fiscal 2021. These trademarks are being amortized over their estimated useful life.

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 16, 2022 and January 1, 2022. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 3,600 and 3,700 IDPs’ distribution rights as of July 16, 2022 and January 1, 2022, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates which would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 16, 2022	$5,075
For the twelve weeks ended July 17, 2021	$5,486
For the twenty-eight weeks ended July 16, 2022	$11,832
For the twenty-eight weeks ended July 17, 2021	$12,966

At July 16, 2022 and January 1, 2022, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 16, 2022	January 1, 2022
Distributor notes receivable	$171,403	$183,403
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(26,714)	(29,093)
Long-term portion of distributor notes receivable	$144,689	$154,310

During the third quarter of Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and the reserve balance was $1.0 million at July 16, 2022. See Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 16, 2022 is presented below. The fair value of the company’s 2031 notes and 3.500% senior notes due 2026 (“2026 notes”), as discussed in Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$493,657	$414,260	2
2026 notes	$397,584	$385,316	2

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

As of July 16, 2022, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$2,748	$—	$—	$2,748
Other long-term	35	—	—	35
Total	2,783	—	—	2,783

Liabilities:
Other current	(8,483)	—	—	(8,483)
Other long-term	(572)	—	—	(572)
Total	(9,055)	—	—	(9,055)
Net Fair Value	$(6,272)	$—	$—	$(6,272)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2023. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 16, 2022 and January 1, 2022, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 16, 2022		January 1, 2022		July 16, 2022		January 1, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,748	Other current assets	$3,955	Other accrued liabilities	$8,483	Other accrued liabilities	$220
Commodity contracts	Other assets	35	Other assets	—	Other long-term liabilities	572	Other long-term liabilities	—
Total		$2,783		$3,955		$9,055		$220

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Loss			Amount of Gain
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 16, 2022	July 17, 2021	into Income (Effective Portion)(2)	July 16, 2022	July 17, 2021
Interest rate contracts	$—	$—	Interest expense	$86	$86
Commodity contracts	(16,417)	(4,342)	Production costs(3)	1,544	508
Total	$(16,417)	$(4,342)		$1,630	$594

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 16, 2022	July 17, 2021	into Income (Effective Portion)(2)	July 16, 2022	July 17, 2021
Interest rate contracts	$—	$2,927	Interest expense	$201	$(78)
Commodity contracts	(5,197)	(2,524)	Production costs(3)	2,398	452
Total	$(5,197)	$403		$2,599	$374
1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021, respectively, related to the company’s commodity risk hedges.

At July 16, 2022, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$89	$2,863	$2,952
Expiring in 2022	(3,323)	—	(3,323)
Expiring in 2023	(1,382)	—	(1,382)
Total	$(4,616)	$2,863	$(1,753)

Derivative Transactions Notional Amounts

As of July 16, 2022, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$49,512
Soybean oil contracts	14,785
Natural gas contracts	3,446
Corn contracts	4,658
Total	$72,401

The company’s derivative instruments contain no credit-risk related contingent features at July 16, 2022. As of July 16, 2022 and January 1, 2022, the company had $12.2 million and $2.0 million, respectively, in other current assets representing collateral for hedged positions. There were no amounts at July 16, 2022 and $3.4 million at January 1, 2022 recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

8. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 16, 2022	January 1, 2022
Prepaid assets	$3,757	$3,219
Service contracts	20,122	19,884
Prepaid insurance	10,901	5,254
Prepaid marketing	5,705	4,103
Fair value of derivative instruments	2,748	3,955
Collateral to counterparties for derivative positions	12,249	2,039
Income taxes receivable	12,465	13,001
Other	492	137
Total	$68,439	$51,592

Other non-current assets consist of (amounts in thousands):

	July 16, 2022	January 1, 2022
Unamortized financing fees	$1,378	$1,574
Investments	2,667	3,145
Investment in unconsolidated affiliate	9,000	—
Deposits	2,926	2,202
Unamortized cloud computing arrangement costs	682	1,215
Noncurrent benefit asset	1,198	1,281
Other	132	206
Total	$17,983	$9,623

9. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 16, 2022	January 1, 2022
Employee compensation	$29,375	$25,505
Employee vacation	16,968	15,782
Employee bonus	24,197	33,413
Fair value of derivative instruments	8,483	220
Self-insurance reserves	30,542	29,828
Bank overdraft	14,026	17,161
Accrued interest	8,134	7,202
Accrued utilities	7,212	6,741
Accrued taxes	13,893	7,557
Deferred payroll taxes under the CARES Act	16,354	16,354
Accrued advertising	6,065	4,294
Accrued legal settlements	2,000	16,500
Accrued legal costs	2,598	1,746
Accrued short-term deferred income	4,031	4,040
Collateral from counterparties for derivative positions	—	3,377
Acquisition consideration adjustment	3,400	3,400
Multi-employer pension plan withdrawal liability	—	2,100
Repurchase obligations of distribution rights	2,948	4,743
Other	4,734	3,480
Total	$194,960	$203,443

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the sellers whole for certain taxes incurred by the sellers on the sale. There was recently a tax determination that the sellers owed additional taxes. Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the sellers approximately $3.4 million. The company recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2021.

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 75 distribution rights. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022. See Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	July 16, 2022	January 1, 2022
Deferred income	$13,053	$15,676
Deferred compensation	22,248	20,188
Other deferred credits	541	720
Other	960	1,375
Total	$36,802	$37,959

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of Fiscal 2022, the company reclassified two warehouses acquired at the end of Fiscal 2021 as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022. The company received net proceeds of $1.2 million. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 16, 2022 and January 1, 2022, respectively (amounts in thousands):

	July 16, 2022	January 1, 2022
Distributor territories	$5,691	$5,147
Property, plant and equipment	8,557	6,222
Total assets held for sale	$14,248	$11,369

11. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 3, Leases) consisted of the following at July 16, 2022 and January 1, 2022, respectively (amounts in thousands):

	July 16, 2022	January 1, 2022
Unsecured credit facility	$—	$—
2031 notes	493,657	493,333
2026 notes	397,584	397,276
Accounts receivable securitization facility	—	—
	891,241	890,609
Less current maturities of long-term debt	—	—
Total long-term debt	$891,241	$890,609

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at July 16, 2022 and January 1, 2022, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of July 16, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 16, 2022, and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables of the company’s subsidiaries. The subsidiary pledges the receivables as collateral for the obligations under the facility. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 16, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the facility.

At January 1, 2022, there were no amounts outstanding under the facility, and there were no borrowings or repayments under the facility during the twenty-eight weeks ended July 16, 2022.

The table below presents the net amount available for working capital and general corporate purposes under the facility as of July 16, 2022:

Amount (thousands)
Gross amount available	$198,700
Outstanding	—
Available for withdrawal	$198,700

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 35 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2021 for the ninth amendment. The balance of unamortized financing costs was $0.2 million on July 16, 2022 and $0.3 million on January 1, 2022, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes. Prior to the early redemption discussed below, the company paid semiannual interest on the 2022 notes on each April 1 and October 1 and the 2022 notes would have matured on April 1, 2022. The 2022 notes bore interest at 4.375% per annum.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of July 16, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred $1.1 million in financing costs during the third quarter of Fiscal 2021 for the seventh amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $1.2 million and $1.3 million on July 16, 2022 and January 1, 2022, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

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

At January 1, 2022, there were no amounts outstanding under the credit facility, and there were no borrowings or repayments under the credit facility during the twenty-eight weeks ended July 16, 2022.

The table below presents the net amount available under the credit facility as of July 16, 2022:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

Aggregate maturities of debt outstanding as of July 16, 2022 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	400,000
2027 and thereafter	500,000
Total	$900,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 16, 2022 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$6,343	$493,657
2026 notes	400,000	2,416	397,584
Total	$900,000	$8,759	$891,241

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of July 16, 2022 and January 1, 2022, there was $150.0 million and $159.5 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending 20 complaints filed by distributors alleging that such distributors were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining fourteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in three of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016
Ludlow et al. v. Flowers Foods, Inc., Flowers Bakeries, LLC and Flowers Finance, LLC	3:18-cv-01190	U.S. District Court Southern District of California	6/6/2018

On July 5, 2022, the Court granted plaintiffs’ motion under Federal Rule of Civil Procedure 23 to certify a California state law class comprising of distributors who worked within California from June 6, 2014 to present and were classified as independent contractors.

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

On June 7, 2022, the Court approved an agreement to settle this matter for $137,500, inclusive of attorneys’ fees, costs, damages and incentives for class members who are active distributors to enter into an amendment to their distributor agreements. The settlement was paid and the expense was recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2022.

Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On April 26, 2022, the Court approved an agreement to settle this and two companion cases pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410) – for a payment of $16.5 million, comprised of $9.0 million in settlement funds and $7.5 million in attorneys’ fees. The settlement was paid during the second quarter of Fiscal 2022. The settlement also required a phased repurchase of approximately 75 distribution territories in Maine, which, once completed, the company will service its Maine market using company sales employees. The company estimates this cost to be $6.6 million (of which $4.7 million was originally included in other accrued liabilities and the remainder as a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during the third quarter of Fiscal 2021. The company remains committed to its IDP program.

See Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the company’s commitments.

14. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net income	$53,680	$56,358	$139,269	$128,013
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,186	211,932	212,079	211,908
Basic earnings per common share	$0.25	$0.27	$0.66	$0.60
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,186	211,932	212,079	211,908
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,121	1,124	1,236	989
Diluted weighted average shares outstanding for common stock	213,307	213,056	213,315	212,897
Diluted earnings per common share	$0.25	$0.26	$0.65	$0.60

There were 328,790 anti-dilutive shares during the twelve and twenty-eight weeks ended July 16, 2022 and 362,220 anti-dilutive shares during the twenty-eight weeks ended July 17, 2021. There were no anti-dilutive shares during the twelve weeks ended July 17, 2021.

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

The following performance-contingent TSR Shares have been granted during the twenty-eight weeks ended July 16, 2022 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	331	3/1/2025	$31.97
4/24/2022	8	3/1/2025	$27.38

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 16, 2022 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	331	3/1/2025	$27.47
4/24/2022	8	3/1/2025	$27.38

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

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 16, 2022 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2022	1,972	$22.89
Granted	679	$29.66
Grant increase for achieving the ROIC modifier	74	$29.72
Grant increase for achieving the TSR modifier	110	$29.72
Vested	(778)	$20.25
Forfeited	(21)	$24.94
Nonvested shares at July 16, 2022	2,036	$25.91

As of July 16, 2022, there was $29.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 16, 2022 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	206	Equally over 3 years	$27.47

The TBRSU Shares activity for the twenty-eight weeks ended July 16, 2022 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 1, 2022	492	$21.87
Vested	(213)	$20.99
Granted	206	$27.47
Forfeitures	(10)	$24.14
Nonvested shares at July 16, 2022	475	$24.63	1.95	$8,144

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2021	2022	$159	$106	$2,262
2020	2022	$106	$100	$1,818
2019	2022	$67	$161	$1,870

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the twenty-eight weeks ended July 16, 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2021, non-employee directors were granted 66,550 shares, of which 18,150 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2022. During the second quarter of Fiscal 2022, non-employee directors were granted 58,300 shares for their annual grant pursuant to the Omnibus Plan. Non-employee directors received 10,034 shares of previously deferred annual grant awards during the twenty-eight weeks ended July 16, 2022.

The deferred stock activity for the twenty-eight weeks ended July 16, 2022 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at January 1, 2022	67	$24.00
Vested	(67)	$24.00
Granted	62	$27.37
Nonvested shares at July 16, 2022	62	$27.37	0.85	$1,415

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 16, 2022	July 17, 2021
Performance-contingent restricted stock awards	$3,946	$3,334
TBRSU Shares	1,214	1,088
Deferred and restricted stock	398	353
Total stock-based compensation	$5,558	$4,775

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021
Performance-contingent restricted stock awards	$10,861	$8,623
TBRSU Shares	2,861	2,555
Deferred and restricted stock	917	779
Total stock-based compensation	$14,639	$11,957

16. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at July 16, 2022 compared to accounts at January 1, 2022 (amounts in thousands):

	July 16, 2022	January 1, 2022
Noncurrent benefit asset	$1,198	$1,281
Current benefit liability	$804	$804
Noncurrent benefit liability	$7,062	$7,249
AOCI, net of tax	$(3,413)	$(3,456)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2021 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the twenty-eight weeks ended July 16, 2022 and July 17, 2021.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Service cost	$274	$224	$640	$523
Interest cost	204	175	476	408
Expected return on plan assets	(432)	(431)	(1,009)	(1,006)
Amortization of prior service cost	13	13	30	31
Amortization of net loss	107	171	249	400
Total net periodic pension cost	$166	$152	$386	$356

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Service cost	$49	$78	$115	$181
Interest cost	26	28	60	64
Amortization of prior service credit	(54)	(1)	(126)	(2)
Amortization of net gain	(41)	(48)	(96)	(113)
Total net periodic postretirement (credit) cost	$(20)	$57	$(47)	$130

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Total cost and employer contributions	$6,747	$6,219	$16,153	$15,355

17. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended July 16, 2022 was 23.7% compared to 22.7% for the twelve weeks ended July 17, 2021. The increase in the rate was primarily due to larger favorable discrete items in the prior year quarter. During the twelve weeks ended July 16, 2022, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits

The company’s effective tax rate for the twenty-eight weeks ended July 16, 2022 was 22.8% compared to 23.7% for the twenty-eight weeks ended July 17, 2021. The decrease in the rate was primarily due to favorable windfalls on stock-based compensation recorded discretely in the current year. During the twenty-eight weeks ended July 16, 2022, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits and windfalls on stock-based compensation.

During the twenty-eight weeks ended July 16, 2022, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of July 16, 2022, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

18. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 16, 2022, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

On July 19, 2022, the company announced the Holsum Bakery in Phoenix, Arizona will cease production on October 31, 2022. The closure costs cannot be estimated at this time. We anticipate recording closure costs during our third quarter of Fiscal 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 16, 2022 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

Detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement consulting costs	$11,658	$13,205	$20,722	$18,163	Note 1
Impairment of assets	—	—	990	—	Note 10
Severance and lease termination costs	1,717	—	1,717	—
Legal settlements	2,000	—	2,000	—	Note 13
Loss on inferior ingredients	—	—	—	122	Note 1
Acquisition consideration adjustment	—	3,400	—	3,400	Note 9
Loss on extinguishment of debt	—	—	—	16,149	Note 11
	$15,375	$16,605	$25,429	$37,834
•
Business process improvement costs related to the transformation strategy initiatives — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives was $11.7 million and $20.7 million during the twelve and twenty-eight weeks ended July 16, 2022, respectively. We recognized $13.2 million and $18.2 million during the prior year second quarter and year to date periods, respectively. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $85.0 million to $95.0 million for Fiscal 2022.
•
Impairment of assets – During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.
•
Severance and lease termination costs - In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million which are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments are anticipated to be paid by the end of Fiscal 2022.

•
Legal settlement – During the second quarter of Fiscal 2022, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of attorney fees, of $2.0 million. This amount is reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.
•
Loss on inferior ingredients – In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million related to receiving inferior ingredients used in the production of certain of our gluten-free products. In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.
•
Acquisition consideration adjustment – In connection with an acquisition completed in Fiscal 2012, the company agreed to make the sellers whole for certain taxes incurred by the sellers on the sale. In the second quarter of Fiscal 2021, there was a tax determination that the sellers owed additional taxes. Unless there is a successful appeal which overturns the determination, the company estimates that it will owe the sellers approximately $3.4 million, and the company recorded this cost in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income in the second quarter of Fiscal 2021.
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

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store 12 Weeks Ending 7/17/22)
•
Our retail sales comprised 78.9% of total sales for the twenty-eight weeks ended July 16, 2022 which was unchanged as compared to the twenty-eight weeks ended July 17, 2021.
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

Impact of the Inflationary Economic Environment, Other Macroeconomic Factors, and COVID-19 on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions and labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business. Our results for the first half of Fiscal 2022 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. Remote and hybrid-work arrangements spurred by the pandemic have endured into Fiscal 2022 resulting in greater at-home food consumption than in pre-pandemic periods. We have experienced significant input cost inflation for commodities and transportation, and, to a lesser extent, for labor in the current year period which has partially offset this benefit. We expect this trend will continue throughout the remainder of Fiscal 2022. To mitigate these cost pressures, we implemented additional price increases at the beginning of Fiscal 2022 and midway through the second quarter of Fiscal 2022.

Additionally, in the latter half of the first quarter and into the second quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and packaging items, particularly packaging, resulting in lower production volumes. Although we were able to mitigate these packaging shortages earlier than originally anticipated, our second quarter operating results were negatively impacted. These and other supply chain disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. While we are not directly impacted by the conflict between Russia and Ukraine, we are closely monitoring the effect it is having, and we anticipate will continue to have, on the broader economy, including on the availability and price of commodities. Disruptions in our operations, including but not limited to the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover at some of our bakeries in Fiscal 2021 and the first half of Fiscal 2022 hampered production levels. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively affect our ability to operate our production lines efficiently or run at full capacity which could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

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

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” sections below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 11.0% for the twelve weeks ended July 16, 2022 compared to the same quarter in the prior year due to price/mix contributing 14.4%, partially offset by volume declines of 3.4%. Inflation-driven pricing actions were partially offset by unit losses and, to a lesser extent, a reversion in sales mix. Production constraints from supply chain disruptions as well as targeted sales rationalization contributed to the softer volumes.

Sales increased 10.6% for the twenty-eight weeks ended July 16, 2022 compared to the same period in the prior year due to inflation-driven pricing actions and, to a much lesser extent, positive shifts in sales mix which together contributed 13.9% to the total increase. This increase was partially offset by volume declines of 3.3%. Production constraints from supply chain disruptions as well as targeted sales rationalization contributed to the lower volumes. Our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well in the first half of Fiscal 2022 as these brands all experienced double-digit sales growth from positive price/mix and volume growth, although volumes were partially offset by the impact of supply chain disruptions.

Income from operations for the twelve weeks ended July 16, 2022 was $71.7 million compared to $73.9 million in the prior year quarter. Significantly higher input and transportation costs, lower production volumes, and the legal settlement were mostly offset by pricing increases, decreased consulting costs, reduced marketing investments, and the prior year acquisition consideration adjustment.

Income from operations for the twenty-eight weeks ended July 16, 2022 was $183.7 million compared to $189.0 million in the prior year period. Considerable input and transportation cost increases combined with lower production volumes resulted in the decline year over year. Sales increases from positive pricing actions combined with reduced marketing investments and the prior year acquisition consideration adjustment partially offset the decrease.

Net income for the twelve weeks ended July 16, 2022 was $53.7 million compared to $56.4 million in the prior year period. The decrease resulted primarily from lower income from operations detailed above and a higher effective tax rate in the current year quarter.

Net income for the twenty-eight weeks ended July 16, 2022 was $139.3 million compared to $128.0 million in the prior year period. The increase resulted primarily from the loss on extinguishment of debt in the prior year period and a lower effective tax rate in the current year period, partially offset by lower income from operations as discussed above.

During the twenty-eight weeks ended July 16, 2022, we generated net cash flows from operations of $183.8 million and invested $97.9 million in capital expenditures and $9.0 million in a cost-method investment as further discussed below. Additionally, we paid $93.4 million in dividends to our shareholders. During the twenty-eight weeks ended July 17, 2021, we generated net cash flows from operations of $223.4 million, invested $58.3 million in capital expenditures, paid $87.0 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million. On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. At July 16, 2022, all of our outstanding debt obligations were fixed rate debt.

Late in the first quarter of Fiscal 2022, we increased production capacity for our organic products by adding a production line at our Henderson, Nevada bakery. We anticipate this added capacity will allow us to better serve the West Coast market.

During the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified.

On July 19, 2022, subsequent to the second quarter of Fiscal 2022, the company announced plans to close the Holsum Bakery in Phoenix, Arizona. The bakery currently produces bread and bun products, and production is anticipated to cease on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company anticipates recording closure costs, including severance charges and property, plant, and equipment and spare parts impairments, among others, during the third quarter of Fiscal 2022. These amounts cannot be estimated at this time.

Transformation Strategy Initiatives

In the second half of Fiscal 2020, we launched initiatives to transform our business operations. The primary goals of these initiatives are: (1) enable a more agile business model, empowering the organization by fundamentally redesigning core business processes; (2) embed digital capabilities and transform the way we engage with our consumers, customers and employees; and (3) modernize and simplify our application and technology infrastructure landscape, inclusive of the upgrade of our ERP system. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021 and the build phase at the beginning of Fiscal 2022.

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, bakery of the future, digital logistics, and digital sales. In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies. The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas. Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality. Digital logistics includes real-time operational visibility, improving our routing efficiency, and automating the freight bill pay audit process. Finally, digital sales will focus on improving our sales execution through retail execution performance and improved collaboration tools across our sales ecosystem.

Combined, these digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out these programs to more than ten bakeries and will continue to invest in these new ways of working.

ERP Upgrade

This initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project. We transitioned into the build phase of the project in the beginning of Fiscal 2022.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and twenty-eight weeks ended July 16, 2022 and July 17, 2021, respectively, are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021	Dollars	%
Sales	$1,129,051	$1,017,309	100.0	100.0	$111,742	11.0
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	586,084	504,062	51.9	49.5	82,022	16.3
Selling, distribution and administrative expenses	438,350	407,707	38.8	40.1	30,643	7.5
Depreciation and amortization	32,922	31,619	2.9	3.1	1,303	4.1
Income from operations	71,695	73,921	6.4	7.3	(2,226)	(3.0)
Other components of net periodic pension and postretirement benefit plans credit	(178)	(93)	(0.0)	(0.0)	(85)	NM
Interest expense, net	1,504	1,070	0.1	0.1	434	40.6
Income before income taxes	70,369	72,944	6.2	7.2	(2,575)	(3.5)
Income tax expense	16,689	16,586	1.5	1.6	103	0.6
Net income	$53,680	$56,358	4.8	5.5	$(2,678)	(4.8)
Comprehensive income	$35,651	$51,523	3.2	5.1	$(15,872)	(30.8)

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021	Dollars	%
Sales	$2,564,983	$2,319,477	100.0	100.0	$245,506	10.6
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,310,676	1,147,638	51.1	49.5	163,038	14.2
Selling, distribution and administrative expenses	993,302	909,680	38.7	39.2	83,622	9.2
Loss on inferior ingredients	—	122	—	0.0	(122)	NM
Impairment of assets	990	—	0.0	—	990	NM
Depreciation and amortization	76,345	73,005	3.0	3.1	3,340	4.6
Income from operations	183,670	189,032	7.2	8.1	(5,362)	(2.8)
Other components of net periodic pension and postretirement benefit plans credit	(416)	(218)	(0.0)	(0.0)	(198)	NM
Interest expense, net	3,605	5,271	0.1	0.2	(1,666)	(31.6)
Loss on extinguishment of debt	—	16,149	—	0.7	(16,149)	NM
Income before income taxes	180,481	167,830	7.0	7.2	12,651	7.5
Income tax expense	41,212	39,817	1.6	1.7	1,395	3.5
Net income	$139,269	$128,013	5.4	5.5	$11,256	8.8
Comprehensive income	$131,516	$128,279	5.1	5.5	$3,237	2.5

NM - the computation is not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED JULY 16, 2022 COMPARED TO TWELVE WEEKS ENDED JULY 17, 2021

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021	Dollars	%
Branded retail	$735,898	$674,489	65.2	66.3	$61,409	9.1
Store branded retail	157,215	131,045	13.9	12.9	26,170	20.0
Non-retail and other	235,938	211,775	20.9	20.8	24,163	11.4
Total	$1,129,051	$1,017,309	100.0	100.0	$111,742	11.0

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	14.4
Volume	(3.4)
Total percentage change in sales	11.0

Sales increased significantly quarter over quarter due to positive pricing actions implemented in the current year quarter to mitigate considerable cost inflation. These gains were partially offset by volume declines and to a lesser extent reversions in sales mix from branded retail to store branded retail sales. Declines in branded retail products and non-retail items drove most of the volume decrease. We continue to execute on our portfolio strategy to shift more of our sales to higher margin, value-added branded retail products and this shift, combined with supply chain disruptions and labor shortages, contributed to the lower unit volumes. The promotional environment has remained relatively stable in the second quarter of Fiscal 2022 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded retail sales increased 9.1% quarter over quarter due to favorable price/mix resulting from price increases and improved promotional efficiency, partially offset by volume declines and sales mix reversion to store branded retail sales. The largest volume declines were in branded cake, branded traditional loaf breads, and branded buns and rolls. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well benefiting from inflation-driven price increases, however, volumes were negatively impacted by supply chain disruptions. Branded cake volumes were lower due to targeted sales rationalization and the impact of supply chain disruptions and labor shortages during the current year quarter.

Store branded retail sales were significantly higher quarter over quarter due to price increases we have implemented to mitigate inflationary pressures. Volumes were relatively flat as positive growth from sales mix shifts from branded retail sales was offset by targeted sales rationalization and packaging shortages. Sales of our store branded retail products had previously been declining prior to the pandemic and we experienced an acceleration of this trend during the last two fiscal years. This trend reversed in the quarter partly due to the inflation-driven price increases as well as consumers shifting from branded retail to store branded retail products.

Non-retail sales benefitted from positive price/mix due to inflation-driven pricing actions, partially offset by volume declines. Unit declines in fast food and co-manufactured items drove most of the volume decrease. Targeted sales rationalization as well as production constraints from supply chain disruptions contributed to the lower volumes.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 16, 2022 % of Sales	July 17, 2021 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	31.8	27.6	4.2
Workforce-related costs	13.8	14.8	(1.0)
Other	6.3	7.1	(0.8)
Total	51.9	49.5	2.4

Materials, supplies, labor and other production costs as a percent of sales rose significantly quarter over quarter due to considerable input cost inflation. Ingredient and packaging costs continued rising throughout the second quarter of Fiscal 2022 and outpaced the sales price increases. We anticipate ingredient and packaging costs to remain volatile for the remainder of Fiscal 2022. Sharp increases in egg prices as a result of the avian influenza outbreak earlier this year also contributed to the higher ingredient costs and we expect egg prices to remain a headwind in the second half of Fiscal 2022. Increased finished goods inventories, which were impacted by cost inflation, also drove ingredient and packaging costs higher as a percent of sales. The decrease in the Other line item reflects the impact of timing differences of the sell-through of product inventories. Although workforce-related costs did not increase at the same rate as the sales price increases, the competitive labor market continues to impact our operations and we expect this trend to continue. In the beginning of the second quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and packaging items contributing to lower production volumes. As the quarter progressed, we mitigated those disruptions and were able to adequately source these items. We expect similar challenges could occur as a result of uncertainty in the global and U.S. supply chain.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 16, 2022 % of Sales	July 17, 2021 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	10.8	11.1	(0.3)
Distributor distribution fees	14.6	14.9	(0.3)
Other	13.4	14.1	(0.7)
Total	38.8	40.1	(1.3)

Price increases in the current year quarter in excess of wage inflation and lower employee fringe costs resulted in lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs and a shift in sales mix. The decrease in the Other line item reflects reduced marketing investments, decreased consulting costs, including the $1.5 million decrease in business process improvement consulting costs associated with ongoing transformation strategy initiatives, and the prior year acquisition consideration adjustment of $3.4 million. This decrease was partially offset by increased transportation costs, partly due to sharp increases in fuel costs, and the legal settlement in the current year quarter. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs, the prior year acquisition consideration adjustment, and the legal settlement.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased as a percent of sales due to price increases implemented during Fiscal 2022, but increased in dollars mainly due to assets we have placed in service and increased depreciation related to twenty-seven leased warehouses purchased at the end of Fiscal 2021, two of which were moved to held for sale in the first quarter of Fiscal 2022.

Income from Operations

Income from operations decreased as a percent of sales for the twelve weeks ended July 16, 2022 compared to the twelve weeks ended July 17, 2021 mostly due to substantial input and transportation cost inflation, partially offset by inflation-driven sales price increases and lower workforce-related costs, as discussed above.

Net Interest Expense

Net interest expense decreased as a percent of sales, but increased in dollars quarter over quarter primarily due to lower interest income in the current year quarter.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 16, 2022 was 23.7% compared to 22.7% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to larger net favorable discrete items in the prior year quarter. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state tax credits.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and lower net income period over period.

TWENTY-EIGHT WEEKS ENDED JULY 16, 2022 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 17, 2021

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021	Dollars	%
Branded retail	$1,692,052	$1,536,229	66.0	66.2	$155,823	10.1
Store branded retail	330,819	293,522	12.9	12.7	37,297	12.7
Non-retail and other	542,112	489,726	21.1	21.1	52,386	10.7
Total	$2,564,983	$2,319,477	100.0	100.0	$245,506	10.6

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	13.9
Volume	(3.3)
Total percentage change in sales	10.6

Sales increased significantly year over year mainly due to positive pricing actions implemented to mitigate cost inflation. Volume declines, most notably in branded cake products, branded traditional loaf breads, store branded retail products, and fast food items, partially offset the sales increase. We continue to execute on our portfolio strategy to shift more of our sales to higher margin, value-added branded retail products and this shift, combined with supply chain disruptions and labor shortages, contributed to the lower unit volumes. The promotional environment has remained relatively stable in the first half of Fiscal 2022 as compared to the same period in the prior year, however, this trend may not continue in future periods.

Branded retail sales increased considerably year over year due to favorable price/mix resulting from price increases and improved promotional efficiency, partially offset by volume declines, most notably in branded cake items and branded traditional loaf bread products. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, all experienced double-digit sales growth driven by inflation-driven price increases and, to a lesser extent, volume growth, although volumes were pressured by the impact of supply chain disruptions. Consumers continued to express a preference for the more-differentiated products offered by these brands. Branded cake volumes were negatively impacted by targeted sales rationalization and supply chain disruptions and labor shortages during the current year.

Store branded retail sales were higher year over year due to price increases we have implemented to mitigate inflationary pressures, partially offset by volume declines, partly due to targeted sales rationalization. The largest volume declines were in store branded breads, buns, and rolls.

Non-retail sales benefitted from positive price/mix due to inflation-driven pricing actions, partially offset by volume declines. Unit declines in fast food and co-manufactured items drove the volume decrease, partially offset by increases in vending units. Targeted sales rationalization as well as production constraints from supply chain disruptions contributed to the lower volumes.

We anticipate our Fiscal 2022 sales will be higher than Fiscal 2021 sales due to pricing actions we have taken at the beginning of the first quarter of Fiscal 2022 and additional price increases implemented midway through the second quarter of Fiscal 2022.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 16, 2022 % of sales	July 17, 2021 % of sales	(Decrease) as a % of sales
Ingredients and packaging	30.9	27.6	3.3
Workforce-related costs	13.9	14.8	(0.9)
Other	6.3	7.1	(0.8)
Total	51.1	49.5	1.6

Materials, supplies, labor and other production costs as a percent of sales rose significantly year over year due to considerable input cost inflation. We experienced considerable price inflation in Fiscal 2022 for all ingredient and packaging items which outpaced the sales price increases. We anticipate costs to remain volatile for the remainder of Fiscal 2022. The Other line item reflects the impact of timing differences of the sell-through of product inventories. Although workforce-related costs did not increase at the same rate as the sales price increases, the competitive labor market continues to impact our operations and we expect this trend to continue. In the latter half of the first quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and packaging items contributing to lower production volumes. We effectively navigated these challenges faster than originally anticipated, although with more costly inputs, partially mitigating the negative impact to our operating results. We expect these challenges to continue as a result of uncertainty in the global and U.S. supply chain.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 16, 2022 % of sales	July 17, 2021 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.0	11.4	(0.4)
Distributor distribution fees	14.7	15.0	(0.3)
Other	13.0	12.8	0.2
Total	38.7	39.2	(0.5)

Price increases in the current year more than offset wage inflation rates and employee fringe benefit costs were lower in the current year resulting in lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs and a shift in sales mix. However, this decrease was more than offset by the rise in transportation costs which is reflected in the Other line item. The increase in the Other line item reflects higher transportation costs and the legal settlement in the current year period, partially offset by reduced marketing investments and the $3.4 million prior year acquisition consideration adjustment. See the “Matters Affecting Comparability” section above for a discussion of the legal settlement and the prior year acquisition consideration adjustment.

Loss on Inferior Ingredients and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased slightly as a percent of sales due to price increases we have implemented during the first half of Fiscal 2022, but increased in dollars mainly due to assets placed in service and increased depreciation related to twenty-seven leased warehouses purchased at the end of Fiscal 2021, two of which were moved to held for sale in the first quarter of Fiscal 2022.

Income from Operations

Income from operations decreased as a percent of sales for the twenty-eight weeks ended July 16, 2022 compared to the twenty-eight weeks ended July 17, 2021 mostly due to substantial input and transportation cost inflation, partially offset by sales increases, lower workforce-related costs and decreased marketing investments, as discussed above.

Net Interest Expense

Net interest expense (exclusive of the portion related to the loss on extinguishment of debt in the prior year period discussed below) decreased in dollars and as a percent of sales year over year due to lower average amounts outstanding under our borrowing arrangements and the lower interest rate on the 2031 notes as compared to the 2022 notes which were redeemed in the first quarter of Fiscal 2021. Lower interest income year over year partially offset the decrease in net interest expense.

Loss on Extinguishment of Debt

In the first quarter of Fiscal 2021, we completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 16, 2022 was 22.8% compared to 23.7% in the prior year period. The decrease in the rate was primarily due to favorable windfalls on stock-based compensation recorded discretely in the current year period. For the current year period, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete tax credits and windfalls on stock-based compensation. The primary differences in the effective rate and statutory rate for the prior year period were state income taxes including the recognition of discrete tax credits.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from increased net income, net of changes in the fair value of derivatives.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy and Update on Impact of the Inflationary Economic Environment, Other Macroeconomic Factors, and COVID-19 on Our Business

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the twenty-eight weeks ended July 16, 2022, volatility in global and U.S. economic environments and the COVID-19 pandemic could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the workforce available to us, and our ability to implement additional pricing actions to offset rising inflation, among other risks.

In light of the potential risks detailed above associated with the current inflationary economic environment and the ongoing pandemic, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and in the first quarter of Fiscal 2021 issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026. Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations. The macroeconomic-related factors, including the ongoing COVID-19 pandemic, remain fluid and the future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the pandemic and the volatile global and U.S. economic environments. The company had total available liquidity of $852.8 million as of July 16, 2022, consisting of cash on hand and the available balances under the credit facility and the facility.

On July 19, 2022, subsequent to the end of the second quarter of Fiscal 2022, the company announced plans to close its Phoenix, Arizona bakery which produces bread and bun products in order to optimize its supply chain and improve manufacturing efficiency. Production is anticipated to cease on October 31, 2022 and the company anticipates recognizing severance charges and property, plant, and equipment and spare parts impairments related to the closure during the third quarter of Fiscal 2022.

On May 26, 2022, our Board of Directors increased the company's share repurchase authorization by 20.0 million shares.

Liquidity Discussion for the Twenty-Eight Weeks Ended July 16, 2022 and July 17, 2021

Cash and cash equivalents were $162.5 million at July 16, 2022 and $185.9 million at January 1, 2022, significantly higher than historical pre-pandemic levels. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 16, 2022	July 17, 2021	Change
Cash provided by operating activities	$183,833	$223,430	$(39,597)
Cash disbursed for investing activities	(93,110)	(56,971)	(36,139)
Cash disbursed for financing activities	(114,083)	(181,665)	67,582
Total change in cash	$(23,360)	$(15,206)	$(8,154)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	Change
Depreciation and amortization	$76,345	$73,005	$3,340
Impairment of assets	990	—	990
Gain reclassified from accumulated other comprehensive income to net income	(3,197)	(602)	(2,595)
Allowances for accounts receivable	3,986	3,579	407
Stock-based compensation	14,639	11,957	2,682
Deferred income taxes	13,563	6,208	7,355
Other non-cash items	2,626	2,457	169
Net non-cash adjustment to net income	$108,952	$96,604	$12,348

•
Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.
•
For the twenty-eight weeks ended July 16, 2022, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and legal settlement payments. For the twenty-eight weeks ended July 17, 2021, deferred income taxes changed due to changes in temporary differences.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.7 million related to the write-off of unamortized costs upon the early redemption of the 2022 notes in the first quarter of Fiscal 2021) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	Change
Changes in accounts receivable, net	$(59,721)	$(6,949)	$(52,772)
Changes in inventories, net	(31,790)	(2,228)	(29,562)
Changes in hedging activities, net	(10,508)	1,135	(11,643)
Changes in other assets and accrued liabilities, net	(23,567)	(32,959)	9,392
Changes in accounts payable, net	61,198	39,814	21,384
Net changes in working capital	$(64,388)	$(1,187)	$(63,201)

•
Changes in accounts receivable, inventories, and accounts payable were mainly attributable to significant price increases and cost inflation in the first half of Fiscal 2022.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur, though the degree and financial impact cannot be currently estimated, as part of our hedging program.
•
The change in other assets primarily resulted from changes in prepaid assets in each respective period. Changes in employee compensation accruals and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2022 and Fiscal 2021, we paid $43.8 million and $64.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.8 million and $0.4 million was paid during the first quarter of Fiscal 2022 and Fiscal 2021, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the twenty-eight weeks ended July 16, 2022, the company accrued a $2.0 million legal settlement and paid a $16.5 million legal settlement that had been accrued for in a prior period. During the twenty-eight weeks ended July 17, 2021, we paid $8.7 million of legal settlements, all of which had been accrued for in prior periods. As of July 16, 2022, the remaining balance of the employer share of Social Security tax deferred under the CARES Act was $16.4 million which is due to be paid by December 31, 2022.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 16, 2022 and July 17, 2021, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	Change
Purchases of property, plant, and equipment	$(97,862)	$(58,270)	$(39,592)
Principal payments from notes receivable, net of repurchases of independent distributor territories	11,782	8,056	3,726
Proceeds from sale of property, plant and equipment	1,575	2,411	(836)
Acquisition of trademarks	—	(10,200)	10,200
Investment in unconsolidated affiliate	(9,000)	—	(9,000)
Other	395	1,032	(637)
Net cash disbursed for investing activities	$(93,110)	$(56,971)	$(36,139)

•
We currently anticipate capital expenditures of $150.0 million to $160.0 million for Fiscal 2022 (inclusive of expenditures for the ERP upgrade of $60.0 million to $70.0 million).
•
As discussed in the Executive Overview section above, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the twenty-eight weeks ended July 16, 2022 and July 17, 2021, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	Change
Dividends paid	$(93,447)	$(87,042)	$(6,405)
Payment of financing fees	(123)	(4,681)	4,558
Stock repurchases	(16,514)	(1,058)	(15,456)
Change in bank overdrafts	(3,135)	(6,160)	3,025
Net change in debt obligations	—	(81,858)	81,858
Payments on financing leases	(864)	(866)	2
Net cash disbursed for financing activities	$(114,083)	$(181,665)	$67,582

•
Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 16, 2022 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 26, 2022	June 9, 2022	June 23, 2022	$0.2200	$46,660
February 18, 2022	March 4, 2022	March 18, 2022	$0.2100	$44,527

Additionally, we paid dividends of $2.3 million at the time of vesting of certain restricted stock awards, director stock awards, and at issuance of deferred compensation shares. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
We paid financing costs associated with the Fiscal 2021 amendment of the credit facility during the first quarter of Fiscal 2022 and the issuance of the 2031 notes in the first quarter of Fiscal 2021.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 16, 2022 and July 17, 2021, we repurchased 614,558 and 46,618 shares of our common stock for $16.5 million and $1.1 million, respectively, under a share repurchase plan approved by our Board of Directors. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 16, 2022 and January 1, 2022, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 3, Leases, and Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 16, 2022	January 1, 2022	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$493,657	$493,333	Fixed Rate	2031
2026 notes	397,584	397,276	Fixed Rate	2026
Credit facility	—	—	Variable Rate	2026
Accounts receivable securitization facility	—	—	Variable Rate	2023
Right-of-use lease obligations	292,648	300,522		2036
	1,183,889	1,191,131
Less: Current maturities of long-term debt and right- of-use lease obligations	(49,397)	(47,974)
Long-term debt and right-of-use lease obligations	$1,134,492	$1,143,157

Total stockholders' equity
Total stockholders' equity	$1,447,468	$1,411,274

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

The facility and credit facility are generally used for short-term liquidity needs. As discussed above, the facility was repaid with proceeds from the issuance of the 2031 notes and cash flows from operations and there have been no borrowings under the facility since that time. As of July 16, 2022, there was no balance outstanding under the credit facility and there were no borrowings or repayments during the twelve and twenty-eight weeks ended July 16, 2022.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, and labor shortages, the conflict between Russia and Ukraine, and the ongoing COVID-19 pandemic on our business. There is no current portion payable over the next year for our debt obligations. Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 16, 2022:

	Amount Available	For the Twenty-Eight Weeks Ended July 16, 2022
	for Withdrawal at	Highest	Lowest
Facility	July 16, 2022	Balance	Balance
	(Amounts in thousands)
Accounts receivable securitization facility	$198,700	$—	$—
Credit facility (1)	491,600	—	—
	$690,300

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the twenty-eight weeks ended July 16, 2022, the company did not make any revolving borrowings or payments on revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 16, 2022, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR but its agreements contain LIBOR successor rate provisions to cover the discontinuance of LIBOR. The company's successor provisions as currently drafted would result in the adoption of the Secured Overnight Financing Rate (SOFR) if then determinable.

At July 16, 2022, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 16, 2022, 614,558 shares, at a cost of $16.5 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 16, 2022, 69.4 million shares, at a cost of $669.4 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 16, 2022, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of ($6.3) million, based on quoted market prices. Of this amount, approximately ($4.4) million relates to instruments that will be utilized in Fiscal 2022 and ($1.9) million in Fiscal 2023.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 16, 2022, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $6.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended July 16, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

COVID-19 has had, and may continue to have, a widespread and broad-reaching effect on the economy and our business. Some of the impacts our business has experienced, is experiencing or may experience as a result of COVID-19 include, but are not limited to, the following:

•
We experienced a favorable shift in sales mix to our branded retail products as compared to pre-pandemic periods due to the change in consumer buying patterns as a result of COVID-19, which positively impacted our business operations, including our sales, operating income and cash flows;
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

Raw materials, such as flour, sweeteners, shortening, yeast, and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, inflation, weather conditions, domestic and international demand, availability due to supply chain conditions, or other unforeseen circumstances. The global economy has been negatively impacted by the military conflict between Russia and Ukraine. The Russia-Ukraine conflict is fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union, and others in response to Russia’s invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global grain and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 53.7% of sales during Fiscal 2021 and 54.4% of sales during the twenty-eight weeks ended July 16, 2022. Our largest customer, Walmart/Sam’s Club, accounted for 21.2% and 21.5% of sales, respectively, during these periods. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously, our Board of Directors had approved a plan that authorized share repurchases of up to 74.6 million shares. On May 26, 2022, the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated share repurchase program at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During the twelve weeks ended July 16, 2022, 260,088 shares, at a cost of $6.5 million, of the company’s common stock were repurchased under the share repurchase plan. During the twenty-eight weeks ended July 16, 2022, 614,558 shares, at a cost of $16.5 million, of the company's common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 16, 2022, 69.4 million shares, at a cost of $669.4 million, have been repurchased. The company currently has 25.1 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended July 16, 2022 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 24, 2022 — May 21, 2022	—	—	—	5,394
May 22, 2022 — June 18, 2022	256	$24.86	256	25,138	^
June 19, 2022 — July 16, 2022	4	24.50	4	25,134
Total	260	$24.86	260

^ The Board of Directors increased the company's share repurchase authorization by 20.0 million shares on May 26, 2022.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended July 16, 2022.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended July 16, 2022 has been formatted in Inline XBRL.

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

Date: August 11, 2022