Form 10-Q
period 2022-10-08
FLOWERS FOODS INC
filed 2022-11-10
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2022

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

As of November 4, 2022, the registrant had 211,133,114 shares of common stock, $0.01 par value per share, outstanding.

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
•
changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward less expensive store branded products;
•
the level of success we achieve in developing and introducing new products and entering new markets;
•
our ability to implement new technology and customer requirements as required;
•
our ability to operate existing, and any new, manufacturing lines according to schedule;
•
our ability to implement and achieve our environmental, social, and governance goals in accordance with regulatory requirements and expectations of stakeholders, suppliers, and customers;
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
•
our ability to adjust pricing to offset, or partially offset, inflationary pressure on the cost of our products, including ingredient and packaging costs;
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 8, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$172,744	$185,871
Accounts and notes receivable, net of allowances of $19,799 and $15,398, respectively	369,038	305,196
Inventories, net:
Raw materials	66,349	54,458
Packaging materials	31,565	24,580
Finished goods	69,021	55,942
Inventories, net	166,935	134,980
Spare parts and supplies	71,897	68,479
Other	54,802	51,592
Total current assets	835,416	746,118
Property, plant and equipment:
Property, plant and equipment	2,289,170	2,192,392
Less: accumulated depreciation	(1,451,024)	(1,393,664)
Property, plant and equipment, net	838,146	798,728
Financing lease right-of-use assets	2,172	3,476
Operating lease right-of-use assets	273,183	289,013
Notes receivable from independent distributor partners	141,835	154,310
Assets held for sale	14,189	11,369
Other assets	21,404	9,623
Goodwill	545,244	545,244
Other intangible assets, net	671,718	695,432
Total assets	$3,343,307	$3,253,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,780	1,584
Current maturities of operating leases	47,118	46,390
Accounts payable	348,707	268,500
Other accrued liabilities	196,926	203,443
Total current liabilities	594,531	519,917

Noncurrent long-term debt	891,542	890,609
Noncurrent financing lease obligations	406	1,910
Noncurrent operating lease obligations	234,781	250,638
Total long-term debt and right-of-use lease liabilities	1,126,729	1,143,157
Other liabilities:
Postretirement/post-employment obligations	6,797	7,249
Deferred taxes	144,679	133,757
Other long-term liabilities	35,806	37,959
Total other long-term liabilities	187,282	178,965
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,596,471 shares and 17,334,804 shares, respectively	(252,625)	(232,304)
Capital in excess of par value	684,273	678,414
Retained earnings	1,002,123	962,378
Accumulated other comprehensive income	795	2,587
Total stockholders’ equity	1,434,765	1,411,274
Total liabilities and stockholders’ equity	$3,343,307	$3,253,313

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Sales	$1,158,169	$1,027,800	$3,723,152	$3,347,277
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	615,621	515,078	1,926,297	1,662,716
Selling, distribution and administrative expenses	447,363	426,575	1,440,665	1,336,255
Depreciation and amortization	32,899	31,680	109,244	104,685
Recovery on inferior ingredients	—	(950)	—	(828)
Plant closure costs and impairment of assets	6,835	—	7,825	—
Multi-employer pension plan withdrawal costs	—	3,300	—	3,300
Income from operations	55,451	52,117	239,121	241,149
Interest expense	6,801	6,670	22,239	24,907
Interest income	(5,459)	(5,359)	(17,292)	(18,325)
Loss on extinguishment of debt	—	—	—	16,149
Other components of net periodic pension and postretirement benefit plans credit	(178)	(94)	(594)	(312)
Income before income taxes	54,287	50,900	234,768	218,730
Income tax expense	13,759	12,048	54,971	51,865
Net income	$40,528	$38,852	$179,797	$166,865
Net income per common share:
Basic:
Net income per common share	$0.19	$0.18	$0.85	$0.79
Weighted average shares outstanding	212,016	211,921	212,060	211,912
Diluted:
Net income per common share	$0.19	$0.18	$0.84	$0.78
Weighted average shares outstanding	213,326	213,187	213,317	212,979
Cash dividends paid per common share	$0.2200	$0.2100	$0.6500	$0.6200

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net income	$40,528	$38,852	$179,797	$166,865
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Amortization of prior service (credit) cost included in net income	(32)	9	(104)	31
Amortization of actuarial loss included in net income	50	92	165	307
Pension and postretirement plans, net of tax	18	101	61	338
Derivative instruments:
Net change in fair value of derivatives	7,851	(3,618)	2,654	(3,215)
Gain reclassified to net income	(1,908)	(426)	(4,507)	(800)
Derivative instruments, net of tax	5,943	(4,044)	(1,853)	(4,015)
Other comprehensive income (loss), net of tax	5,961	(3,943)	(1,792)	(3,677)
Comprehensive income	$46,489	$34,909	$178,005	$163,188

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 8, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 16, 2022	228,729,585	$199	$678,901	$1,008,200	$(5,166)	(16,898,017)	$(234,666)	$1,447,468
Net income				40,528				40,528
Derivative instruments, net of tax					5,943			5,943
Pension and postretirement plans, net of tax					18			18
Amortization of stock-based compensation awards			5,485					5,485
Issuance of deferred compensation			(12)			852	12	—
Share repurchases						(706,559)	(18,072)	(18,072)
Issuance of deferred stock awards			(101)			7,253	101	—
Dividends paid on vested stock-based payment awards				—				—
Dividends paid — $0.2200 per common share				(46,605)				(46,605)
Balances at October 8, 2022	228,729,585	$199	$684,273	$1,002,123	$795	(17,596,471)	$(252,625)	$1,434,765

	For the Forty Weeks Ended October 8, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				179,797				179,797
Derivative instruments, net of tax					(1,853)			(1,853)
Pension and postretirement plans, net of tax					61			61
Amortization of stock-based compensation awards			20,124					20,124
Issuance of deferred compensation			(34)			2,554	34	—
Time-based restricted stock units issued (Note 15)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 15)			(10,469)			777,773	10,469	—
Issuance of deferred stock awards			(902)			65,687	902	—
Share repurchases						(1,321,117)	(34,586)	(34,586)
Dividends paid on vested stock-based payment awards				(2,260)				(2,260)
Dividends paid — $0.6500 per common share				(137,792)				(137,792)
Balances at October 8, 2022	228,729,585	$199	$684,273	$1,002,123	$795	(17,596,471)	$(252,625)	$1,434,765

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 9, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 17, 2021	228,729,585	$199	$669,051	$973,065	$6,690	(16,976,284)	$(223,875)	$1,425,130
Net income				38,852				38,852
Derivative instruments, net of tax					(4,044)			(4,044)
Pension and postretirement plans, net of tax					101			101
Amortization of stock-based compensation awards			4,811					4,811
Issuance of deferred compensation			(11)			851	11	—
Share repurchases						(360,222)	(8,452)	(8,452)
Dividends paid — $0.2100 per common share				(44,468)				(44,468)
Balances at October 9, 2021	228,729,585	$199	$673,851	$967,449	$2,747	(17,335,655)	$(232,316)	$1,411,930

	For the Forty Weeks Ended October 9, 2021
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				166,865				166,865
Derivative instruments, net of tax					(4,015)			(4,015)
Pension and postretirement plans, net of tax					338			338
Amortization of stock-based compensation awards			16,768					16,768
Issuance of deferred compensation			(165)			12,563	165	—
Time-based restricted stock units issued (Note 16)			(1,798)			136,652	1,798	—
Issuance of deferred stock awards			(636)			48,231	636	—
Share repurchases						(406,840)	(9,510)	(9,510)
Dividends paid on vested stock-based payment awards				(234)				(234)
Dividends paid — $0.6200 per common share				(131,276)				(131,276)
Balances at October 9, 2021	228,729,585	$199	$673,851	$967,449	$2,747	(17,335,655)	$(232,316)	$1,411,930

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$179,797	$166,865
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on foreign currency exchange rates	8,371	—
Stock-based compensation	20,124	16,768
Gain reclassified from accumulated other comprehensive income to net income	(5,625)	(1,055)
Depreciation and amortization	109,244	104,685
Deferred income taxes	11,519	(1,294)
Impairment of assets	3,897	—
Provision for inventory obsolescence	1,521	652
Allowances for accounts receivable	5,811	5,880
Pension and postretirement plans cost	485	694
Other	2,167	4,319
Qualified pension plan contributions	(1,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(71,882)	(5,961)
Inventories, net	(33,476)	(8,200)
Hedging activities, net	2,654	(1,002)
Accounts payable	78,351	36,917
Other assets and accrued liabilities	(20,424)	(4,045)
NET CASH PROVIDED BY OPERATING ACTIVITIES	291,534	315,223
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(128,372)	(86,723)
Proceeds from sale of property, plant and equipment	3,335	2,525
Repurchase of independent distributor territories	(6,534)	(3,549)
Acquisition of trademarks	—	(10,200)
Cash paid at issuance of notes receivable	(9,645)	(8,837)
Principal payments from notes receivable	30,558	24,024
Investment in unconsolidated affiliate	(9,000)	—
Other investing activities	402	1,046
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(119,256)	(81,714)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(140,052)	(131,510)
Stock repurchases	(34,586)	(9,510)
Change in bank overdrafts	(817)	(3,462)
Proceeds from debt borrowings	330,000	497,570
Debt obligation payments	(330,000)	(579,428)
Payments on financing leases	(1,306)	(1,311)
Payments for financing fees	(273)	(5,811)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(177,034)	(233,462)
Effect of exchange rates on cash	(8,371)	—
Net (decrease) increase in cash and cash equivalents	(4,756)	47
Cash and cash equivalents at beginning of period	185,871	307,476
Cash and cash equivalents at end of period	$172,744	$307,523

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 8, 2022 and October 9, 2021 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 1, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022 (the “Form 10-K”).

MACROECONOMIC FACTORS AND COVID-19 — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, and labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business. Our results through the third quarter of Fiscal 2022 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and transportation and, to a lesser extent, labor in the current year. We implemented multiple price increases during Fiscal 2022 to mitigate these cost pressures.

In light of COVID-19, the company took actions to safeguard its capital position. As the pandemic impact has moderated, we continue to maintain higher levels of cash on hand compared to pre-pandemic levels, which we believe reduces financial risk and offers strategic optionality. In the first quarter of Fiscal 2021, we issued $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) and used the net proceeds to redeem in full the $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”), extending the earliest maturity date of our non-revolving debt to 2026. Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations. As of October 8, 2022, the company had available liquidity of $864.3 million consisting of the available balances on its debt facilities and cash on hand.

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

REPORTING PERIODS — Fiscal Year End. Our fiscal year ends on the Saturday nearest December 31, resulting in a 53rd reporting week every five or six years. The last 53-week year was our Fiscal 2020. The next 53-week year will be Fiscal 2025. Our internal financial results and key performance indicators are reported on a weekly calendar basis to ensure the same numbers of Saturdays and Sundays in comparable months and to allow for a consistent four-week progression analysis. The company has elected the first quarter to report the extra four-week period. As such, our quarters are divided as follows:

Quarter	Number of Weeks
First Quarter	Sixteen
Second Quarter	Twelve
Third Quarter	Twelve
Fourth Quarter	Twelve (or Thirteen in fiscal years with an extra week)

Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Fiscal 2022 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2022 (sixteen weeks), second quarter ended July 16, 2022 (twelve weeks), third quarter ended October 8, 2022 (twelve weeks) and fourth quarter ending December 31, 2022 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 8, 2022 and October 9, 2021. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
	(% of Sales)		(% of Sales)
Total	22.1	21.2	21.7	21.4

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 25.2% and 19.8%, on a consolidated basis, as of October 8, 2022 and January 1, 2022, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of the consulting costs related to the transformation strategy initiatives incurred was $8.1 million and $28.9 million for the twelve and forty weeks ended October 8, 2022, respectively. The expensed portion of the consulting costs related to the transformation strategy initiatives incurred was $9.2 million and $27.4 million for the twelve and forty weeks ended October 9, 2021, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

RECOVERY ON INFERIOR INGREDIENTS — In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million associated with receiving inferior ingredients used in the production of certain gluten-free products in the fourth quarter of Fiscal 2020. In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.

PLANT CLOSURE COSTS AND IMPAIRMENT OF ASSETS — On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million in the third quarter of Fiscal 2022. See Note 16, Postretirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on the multi-employer pension plan withdrawal costs. During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

ACQUISITION-RELATED COSTS – In the third quarter of Fiscal 2022, we incurred $11.6 million in costs from the pursuit of an acquisition that failed to materialize. Of this amount, $8.4 million related to realized foreign currency exchange losses. Although the majority of the target company's sales were made in the U.S., the target company's foreign domicile required us to convert funds from U.S. dollars to complete the transaction. Following that conversion, a significant strengthening of the U.S. dollar relative to the target company's currency resulted in the foreign currency exchange loss upon conversion back into U.S. dollars following the failure of the deal. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the forty weeks ended October 8, 2022.

Accounting pronouncements not yet adopted

In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)". This ASU requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in the ASU are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and disclosures.

3. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Lease modifications and renewals	$3,353	$6,965	$22,007	$44,667
Lease terminations	$155	$2,289	$5,883	$4,943

The lease modifications and renewals for the forty weeks ended October 8, 2022 include $11.2 million related to a 10 year extension for a warehouse lease that occurred during our first quarter of Fiscal 2022. For the forty weeks ended October 9, 2021, the lease modifications and renewals include $28.9 million related to a five year extension for a freezer storage lease executed during the first quarter of Fiscal 2021.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the forty weeks ended October 8, 2022 and October 9, 2021 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Lease cost:
Amortization of right-of-use assets	$394	$408	$1,311	$1,359
Interest on lease liabilities	20	32	77	124
Operating lease cost	13,886	15,612	48,165	53,308
Short-term lease cost	748	654	2,121	2,155
Variable lease cost	7,517	6,425	25,378	19,377
Total lease cost	$22,565	$23,131	$77,052	$76,323

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$77	$124
Operating cash flows from operating leases	$46,982	$52,389
Financing cash flows from financing leases	$1,306	$1,311
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$37
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,357	$48,684

Weighted-average remaining lease term (years):
Financing leases	1.3
Operating leases	8.1
Weighted-average IBR (percentage):
Financing leases	3.5
Operating leases	3.8

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 8, 2022 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2022	$10,644	$307
2023	56,893	1,828
2024	50,932	100
2025	48,134	—
2026	32,940	—
2027 and thereafter	139,637	—
Total minimum lease payments	339,180	2,235
Less: amount of lease payments representing interest	(57,281)	(49)
Present value of future minimum lease payments	281,899	2,186
Less: current obligations under leases	(47,118)	(1,780)
Long-term lease obligations	$234,781	$406

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 8, 2022 and October 9, 2021, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 8, 2022	October 9, 2021	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$115	Interest expense
Commodity contracts	2,428	453	Cost of sales, Note 3
Total before tax	2,543	568	Total before tax
Tax expense	(635)	(142)	Income tax expense
Total net of tax	1,908	426	Net of tax
Pension and postretirement plans:
Prior-service credits (costs)	41	(12)	Note 1
Actuarial losses	(66)	(122)	Note 1
Total before tax	(25)	(134)	Total before tax
Tax benefit	7	33	Income tax expense
Total net of tax	(18)	(101)	Net of tax
Total reclassifications	$1,890	$325	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 8, 2022	October 9, 2021	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$383	$11	Interest expense
Commodity contracts	5,625	1,055	Cost of sales, Note 3
Total before tax	6,008	1,066	Total before tax
Tax expense	(1,501)	(266)	Income tax expense
Total net of tax	4,507	800	Net of tax
Pension and postretirement plans:
Prior-service credits (costs)	137	(41)	Note 1
Actuarial losses	(220)	(409)	Note 1
Total before tax	(83)	(450)	Total before tax
Tax benefit	22	112	Income tax expense
Total net of tax	(61)	(338)	Net of tax
Total reclassifications	$4,446	$462	Net of tax

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

During the forty weeks ended October 8, 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive loss before reclassifications	2,654	—	2,654
Reclassified to earnings from AOCI	(4,507)	61	(4,446)
AOCI at October 8, 2022	$4,190	$(3,395)	$795

During the forty weeks ended October 9, 2021, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424
Other comprehensive income before reclassifications	(3,215)	—	(3,215)
Reclassified to earnings from AOCI	(800)	338	(462)
AOCI at October 9, 2021	$9,057	$(6,310)	$2,747

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

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021
Gross gain reclassified from AOCI into net income	$5,625	$1,055
Tax expense	(1,406)	(263)
Net of tax	$4,219	$792

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 8, 2022 and January 1, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 8, 2022	January 1, 2022
Goodwill	$545,244	$545,244
Amortizable intangible assets, net	544,618	568,332
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,216,962	$1,240,676

As of October 8, 2022 and January 1, 2022, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 8, 2022			January 1, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,115	$89,385	$387,730	$477,115	$78,124	$398,991
Customer relationships	318,021	163,954	154,067	318,021	151,496	166,525
Non-compete agreements	5,154	5,105	49	5,154	5,074	80
Distributor relationships	4,123	3,609	514	4,123	3,398	725
Distributor routes held and used	3,249	991	2,258	2,548	537	2,011
Total	$807,662	$263,044	$544,618	$806,961	$238,629	$568,332

Aggregate amortization expense for the twelve and forty weeks ended October 8, 2022 and October 9, 2021 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 8, 2022	$7,334
For the twelve weeks ended October 9, 2021	$7,223
For the forty weeks ended October 8, 2022	$24,415
For the forty weeks ended October 9, 2021	$23,545

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2022	$7,248
2023	$30,794
2024	$30,098
2025	$29,387
2026	$27,302

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 8, 2022 and January 1, 2022. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 3,500 and 3,700 IDPs’ distribution rights as of October 8, 2022 and January 1, 2022, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates which would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 8, 2022	$5,459
For the twelve weeks ended October 9, 2021	$5,359
For the forty weeks ended October 8, 2022	$17,292
For the forty weeks ended October 9, 2021	$18,325

At October 8, 2022 and January 1, 2022, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 8, 2022	January 1, 2022
Distributor notes receivable	$168,700	$183,403
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(26,865)	(29,093)
Long-term portion of distributor notes receivable	$141,835	$154,310

During the third quarter of Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and the reserve balance was $0.5 million at October 8, 2022. See Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 8, 2022 is presented below. The fair value of the company’s 2031 notes and 3.500% senior notes due 2026 (“2026 notes”), as discussed in Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$493,826	$386,428	2
2026 notes	$397,716	$368,802	2

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

As of October 8, 2022, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,865	$—	$—	$1,865
Other long-term	124	—	—	124
Total	1,989	—	—	1,989

Liabilities:
Other current	(119)	—	—	(119)
Other long-term	—	—	—	—
Total	(119)	—	—	(119)
Net Fair Value	$1,870	$—	$—	$1,870

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2024. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 8, 2022 and January 1, 2022, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 8, 2022		January 1, 2022		October 8, 2022		January 1, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,865	Other current assets	$3,955	Other accrued liabilities	$119	Other accrued liabilities	$220
Commodity contracts	Other assets	124	Other assets	—	Other long-term liabilities	—	Other long-term liabilities	—
Total		$1,989		$3,955		$119		$220

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or ( Loss)			Amount of Gain
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 8, 2022	October 9, 2021	into Income (Effective Portion)(2)	October 8, 2022	October 9, 2021
Interest rate contracts	$—	$—	Interest expense	$86	$86
Commodity contracts	7,851	(3,618)	Production costs(3)	1,822	340
Total	$7,851	$(3,618)		$1,908	$426

	Amount of Gain or (Loss)			Amount of Gain
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 8, 2022	October 9, 2021	into Income (Effective Portion)(2)	October 8, 2022	October 9, 2021
Interest rate contracts	$—	$2,927	Interest expense	$287	$8
Commodity contracts	2,654	(6,142)	Production costs(3)	4,220	792
Total	$2,654	$(3,215)		$4,507	$800
1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 8, 2022 and October 9, 2021, respectively, related to the company’s commodity risk hedges.

At October 8, 2022, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$12	$2,776	$2,788
Expiring in 2022	358	—	358
Expiring in 2023	1,040	—	1,040
Expiring in 2024	4	—	4
Total	$1,414	$2,776	$4,190

Derivative Transactions Notional Amounts

As of October 8, 2022, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$19,606
Soybean oil contracts	11,261
Natural gas contracts	6,491
Corn contracts	1,443
Total	$38,801

The company’s derivative instruments contain no credit-risk related contingent features at October 8, 2022. As of October 8, 2022 and January 1, 2022, the company had $7.5 million and $2.0 million, respectively, in other current assets representing collateral for hedged positions. As of October 8, 2022 and January 1, 2022, the company had $6.1 million and $3.4 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.
8. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 8, 2022	January 1, 2022
Prepaid assets	$3,826	$3,219
Service contracts	16,332	19,884
Prepaid insurance	8,334	5,254
Prepaid marketing	2,377	4,103
Fair value of derivative instruments	1,865	3,955
Collateral to counterparties for derivative positions	7,535	2,039
Income taxes receivable	14,119	13,001
Other	414	137
Total	$54,802	$51,592

Other non-current assets consist of (amounts in thousands):

	October 8, 2022	January 1, 2022
Unamortized financing fees	$1,435	$1,574
Investments	2,503	3,145
Investment in unconsolidated affiliate	9,000	—
Deposits	2,274	2,202
Unamortized cloud computing arrangement costs	465	1,215
Noncurrent postretirement benefit plan asset	2,163	1,281
Noncurrent service contracts	3,344	—
Other	220	206
Total	$21,404	$9,623

9. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 8, 2022	January 1, 2022
Employee compensation	$30,399	$25,505
Employee vacation	17,731	15,782
Employee bonus	29,418	33,413
Fair value of derivative instruments	119	220
Self-insurance reserves	28,958	29,828
Bank overdraft	16,344	17,161
Accrued interest	1,211	7,202
Accrued utilities	7,677	6,741
Accrued taxes	13,003	7,557
Deferred payroll taxes under the CARES Act	16,354	16,354
Accrued advertising	3,677	4,294
Accrued legal settlements	5,500	16,500
Accrued legal costs	4,644	1,746
Accrued short-term deferred income	3,983	4,040
Collateral due to counterparties for derivative positions	6,124	3,377
Acquisition consideration adjustment	3,400	3,400
Multi-employer pension plan withdrawal liability	1,297	2,100
Repurchase obligations of distribution rights	1,680	4,743
Other	5,407	3,480
Total	$196,926	$203,443

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the sellers whole for certain taxes incurred by the sellers on the sale. There was recently a tax determination that the sellers owed additional taxes, which we have appealed. If the appeal is unsuccessful, the company estimates that it will owe the sellers approximately $3.4 million. The company recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2021.

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 75 distribution rights. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022. See Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	October 8, 2022	January 1, 2022
Deferred income	$12,077	$15,676
Deferred compensation	22,864	20,188
Other deferred credits	463	720
Other	402	1,375
Total	$35,806	$37,959

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

Additional assets recorded in assets held for sale are for property, plant and equipment. During the first quarter of Fiscal 2022, the company reclassified two warehouses acquired at the end of Fiscal 2021 as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022. The company received net proceeds of $1.2 million. During the third quarter of Fiscal 2022, the company reclassified a facility as held for sale and completed the sale of a bakery previously included in held for sale. The company received net proceeds of $1.6 million. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 8, 2022 and January 1, 2022, respectively (amounts in thousands):

	October 8, 2022	January 1, 2022
Distributor territories	$6,395	$5,147
Property, plant and equipment	$7,794	6,222
Total assets held for sale	$14,189	$11,369

11. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 3, Leases) consisted of the following at October 8, 2022 and January 1, 2022, respectively (amounts in thousands):

	October 8, 2022	January 1, 2022
Unsecured credit facility	$—	$—
2031 notes	493,826	493,333
2026 notes	397,716	397,276
Accounts receivable securitization facility	—	—
	891,542	890,609
Less current maturities of long-term debt	—	—
Total long-term debt	$891,542	$890,609

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 8, 2022 and January 1, 2022, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of October 8, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 8, 2022, and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into the facility. The company has amended the facility 10 times since execution, most recently on September 27, 2022 (the “tenth amendment”). These 10 amendments include provisions that (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, (v) removed a bank from the lending group, and (vi) most recently, extended the term by one additional year to September 27, 2024 and transitioned to SOFR from LIBOR as the benchmark rate. The amendment that added the additional bank was accounted for as an extinguishment of the debt. The remaining amendments were accounted for as modifications.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables of the company’s subsidiaries. The subsidiary pledges the receivables as collateral for the obligations under the facility. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 8, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the facility.

The table below presents the borrowings and repayments under the facility during the forty weeks ended October 8, 2022:

Amount (thousands)
Balance at January 1, 2022	$—
Borrowings	100,000
Payments	(100,000)
Balance at October 8, 2022	$—

The table below presents the net amount available for working capital and general corporate purposes under the facility as of October 8, 2022:

Amount (thousands)
Gross amount available	$200,000
Outstanding	—
Available for withdrawal	$200,000

Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due 18 days after our reporting periods end in arrears on the outstanding borrowings and is computed as SOFR plus an applicable margin of 95 basis points. An unused fee of 40 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2022 for the tenth amendment. The balance of unamortized financing costs was $0.3 million on October 8, 2022 and $0.3 million on January 1, 2022, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of October 8, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred $1.1 million in financing costs during the third quarter of Fiscal 2021 for the seventh amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $1.1 million and $1.3 million on October 8, 2022 and January 1, 2022, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial

Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 8, 2022.

Amount (thousands)
Balance at January 1, 2022	$—
Borrowings	230,000
Payments	(230,000)
Balance at October 8, 2022	$—

The table below presents the net amount available under the credit facility as of October 8, 2022:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

Aggregate maturities of debt outstanding as of October 8, 2022 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	400,000
2027 and thereafter	500,000
Total	$900,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 8, 2022 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$6,174	$493,826
2026 notes	400,000	2,284	397,716
Total	$900,000	$8,458	$891,542

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of October 8, 2022 and January 1, 2022, there was $149.5 million and $159.5 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

14. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 8, 2022 and October 9, 2021, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net income	$40,528	$38,852	$179,797	$166,865
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,016	211,921	212,060	211,912
Basic earnings per common share	$0.19	$0.18	$0.85	$0.79
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,016	211,921	212,060	211,912
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,310	1,266	1,257	1,067
Diluted weighted average shares outstanding for common stock	213,326	213,187	213,317	212,979
Diluted earnings per common share	$0.19	$0.18	$0.84	$0.78

There were no anti-dilutive shares and 327,950 anti-dilutive shares during the twelve and forty weeks ended October 8, 2022, respectively. There were no anti-dilutive shares during the twelve and forty weeks ended October 9, 2021.

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

The following performance-contingent TSR Shares have been granted during the forty weeks ended October 8, 2022 under the Omnibus Plan (amounts in thousands, except price data):

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the forty weeks ended October 8, 2022 (amounts in thousands, except price data):

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

The company’s performance-contingent restricted stock activity for the forty weeks ended October 8, 2022 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2022	1,972	$22.89
Granted	679	$29.66
Grant increase for achieving the ROIC modifier	74	$29.72
Grant increase for achieving the TSR modifier	110	$29.72
Vested	(778)	$20.25
Forfeited	(25)	$25.04
Nonvested shares at October 8, 2022	2,032	$25.91

As of October 8, 2022, there was $25.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.92 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the forty weeks ended October 8, 2022 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	206	Equally over 3 years	$27.47

The TBRSU Shares activity for the forty weeks ended October 8, 2022 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 1, 2022	492	$21.87
Vested	(213)	$20.99
Granted	206	$27.47
Forfeitures	(14)	$24.32
Nonvested shares at October 8, 2022	471	$24.63	1.79	$6,883

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2021	2022	$159	$106	$2,262
2020	2022	$106	$100	$1,818
2019	2022	$67	$161	$1,870

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the forty weeks ended October 8, 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2021, non-employee directors were granted 66,550 shares, of which 18,150 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2022. During the second quarter of Fiscal 2022, non-employee directors were granted 58,300 shares for their annual grant pursuant to the Omnibus Plan. Non-employee directors received 16,260 shares of previously deferred annual grant awards during the forty weeks ended October 8, 2022.

The deferred stock activity for the forty weeks ended October 8, 2022 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at January 1, 2022	67	$24.00
Vested	(67)	$24.00
Granted	62	$27.37
Nonvested shares at October 8, 2022	62	$27.37	0.62	$1,026

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 8, 2022 and October 9, 2021, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 8, 2022	October 9, 2021
Performance-contingent restricted stock awards	$3,917	$3,287
TBRSU Shares	1,179	1,146
Deferred and restricted stock	389	378
Total stock-based compensation	$5,485	$4,811

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021
Performance-contingent restricted stock awards	$14,778	$11,910
TBRSU Shares	4,040	3,701
Deferred and restricted stock	1,306	1,157
Total stock-based compensation	$20,124	$16,768

16. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at October 8, 2022 compared to accounts at January 1, 2022 (amounts in thousands):

	October 8, 2022	January 1, 2022
Noncurrent benefit asset	$2,163	$1,281
Current benefit liability	$804	$804
Noncurrent benefit liability	$6,797	$7,249
AOCI, net of tax	$(3,395)	$(3,456)

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

During the third quarter of Fiscal 2022, the company made a voluntary contribution of $1.0 million to Plan No. 2. There were no contributions made by the company to any plan during the forty weeks ended October 9, 2021.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Service cost	$274	$224	$914	$747
Interest cost	204	176	680	584
Expected return on plan assets	(432)	(431)	(1,441)	(1,437)
Amortization of prior service cost	13	13	43	44
Amortization of net loss	107	171	356	571
Total net periodic pension cost	$166	$153	$552	$509

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Service cost	$50	$78	$165	$259
Interest cost	25	27	85	91
Amortization of prior service credit	(54)	(1)	(180)	(3)
Amortization of net gain	(41)	(49)	(137)	(162)
Total net periodic postretirement (credit) cost	$(20)	$55	$(67)	$185

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Total cost and employer contributions	$6,511	$6,300	$22,664	$21,655

Multi-employer Pension Plan

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. As a result, the union participants of the IAM National Pension Fund (the “IAM Fund”) at the Phoenix bakery will withdraw from the IAM Fund. The company recorded a liability of $1.3 million for the withdrawal from the IAM Fund. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred based on the final IAM Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “RWDSU Fund”) at our Birmingham, Alabama plant voted to withdraw from the RWDSU Fund in the most recent collective bargaining agreement. The withdrawal became effective, and the union participants were eligible to participate in the 401(k) plan, on December 1, 2021. During the twelve weeks ended October 9, 2021, the company recorded a liability of $2.1 million related to the withdrawal from the RWDSU Fund. The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits. While this is our best estimate of the ultimate cost of the withdrawal from the RWDSU Fund, additional withdrawal liability may be incurred based on the final RWDSU Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years following our complete withdrawal. Additionally, the company recorded a liability of $1.2 million related to transition payments, including related tax payments, for the benefit of union participants as part of the collective bargaining agreement. The withdrawal liability charge and the transition payments are recorded in the multi-employer pension plan withdrawal costs line item on our Condensed Consolidated Statements of Income. We made the transition payments in December of Fiscal 2021 and the withdrawal liability payment in the first quarter of Fiscal 2022.

17. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 8, 2022 was 25.3% compared to 23.7% for the twelve weeks ended October 9, 2021. The increase in the rate was primarily due to larger favorable discrete items related to tax credits in the prior year quarter. During the twelve weeks ended October 8, 2022, the primary differences in the effective rate and the statutory rate were state income taxes, which includes the recognition of a discrete benefit related to state tax credits.

The company’s effective tax rate for the forty weeks ended October 8, 2022 was 23.4% compared to 23.7% for the forty weeks ended October 9, 2021. The decrease in the rate was primarily due to favorable windfalls on stock-based compensation recorded discretely in the current year. During the forty weeks ended October 8, 2022, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete state credits and windfalls on stock-based compensation.

During the forty weeks ended October 8, 2022, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 8, 2022, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

18. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 8, 2022, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 8, 2022 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q.

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

Matters Affecting Comparability

Comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years). Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement consulting costs	$8,144	$9,233	$28,866	$27,396	Note 1
Plant closure costs and impairment of assets	6,835	—	7,825	—	Note 1
Severance and lease termination costs	—	—	1,717	—
Legal settlements and related costs	5,500	23,089	7,500	23,089	Note 13
Recovery on inferior ingredients	—	(950)	—	(828)	Note 1
Acquisition-related costs	11,582	—	11,582	—	Note 1
Acquisition consideration adjustment	—	—	—	3,400	Note 9
Multi-employer pension plan withdrawal costs	—	3,300	—	3,300	Note 16
Loss on extinguishment of debt	—	—	—	16,149	Note 11
	$32,061	$34,672	$57,490	$72,506
•
Business process improvement consulting costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives was $8.1 million and $28.9 million during the twelve and forty weeks ended October 8, 2022, respectively. We recognized $9.2 million and $27.4 million during the prior year third quarter and year to date periods, respectively. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect consulting costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $70.0 million to $80.0 million for Fiscal 2022.

•
Plant closure costs and impairment of assets On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million in the third quarter of Fiscal 2022. As a result of the manufacturing line closures, the union participants of the IAM National Pension Fund (the "IAM Fund") at the Phoenix, Arizona bakery will withdraw from the IAM Fund. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred based on the final IAM Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years. During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.
•
Severance and lease termination costs In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million which are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments are anticipated to be paid by the end of Fiscal 2022.
•
Legal settlements and related costs During the second and third quarters of Fiscal 2022, we reached agreements to settle certain distributor-related litigation in the aggregate amount of $7.5 million, inclusive of attorney fees. We paid the settlement accrued for in the second quarter of Fiscal 2022 in the third quarter of Fiscal 2022. In the third quarter of Fiscal 2021, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $16.5 million. The payment was made in the second quarter of Fiscal 2022. The settlement also required a phased repurchase of approximately 75 distribution rights and the company estimated this cost to be approximately $6.6 million. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and these repurchases are ongoing. All of these amounts are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.
•
Recovery on inferior ingredients In the first quarter of Fiscal 2021, we incurred additional costs of $0.1 million related to receiving inferior ingredients used in the production of certain of our gluten-free products. In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs.
•
Acquisition-related costs In the third quarter of Fiscal 2022, we incurred $11.6 million in costs from the pursuit of an acquisition that failed to materialize. Of this amount, $8.4 million related to realized foreign currency exchange losses. Although the majority of the target company's sales were made in the U.S., the target company's foreign domicile required us to convert funds from U.S. dollars to complete the transaction. Following that conversion, a significant strengthening of the U.S. dollar relative to the target company's currency resulted in the foreign currency exchange loss upon conversion back into U.S. dollars following the failure of the deal.
•
Acquisition consideration adjustment In connection with an acquisition completed in Fiscal 2012, the company agreed to make the sellers whole for certain taxes incurred by the sellers on the sale. In the second quarter of Fiscal 2021, there was a tax determination that the sellers owed additional taxes, which we have appealed. If the appeal is unsuccessful, the company estimates that it will owe the sellers approximately $3.4 million, and the company recorded this cost in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income in the second quarter of Fiscal 2021.
•
Multi-employer pension plan withdrawal costs On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “RWDSU Fund”) at our Birmingham, Alabama plant voted to withdraw from the RWDSU Fund in the most recent collective bargaining agreement. The union participants became eligible to participate in the Flowers Foods, Inc. 401(k) Retirement Savings Plan, beginning on December 1, 2021. This resulted in the recognition of a pension plan withdrawal liability of $3.3 million (including transition payments) in our Condensed Consolidated Statements of Income. We made the transition payments in December of Fiscal 2021 and the withdrawal liability payment in the first quarter of Fiscal 2022.
•
Loss on extinguishment of debt On April 8, 2021, we completed the early redemption of the company’s $400.0 million of 4.375% senior notes due 2022 (the “2022 notes”) with proceeds received from the issuance of the company’s $500.0 million of 2.400% senior notes due 2031 (the “2031 notes”) on March 9, 2021. We recognized a loss on extinguishment of debt of $16.1 million comprised of a make-whole cash payment of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million.

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

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store 12 Weeks Ending 10/9/22)
•
Our retail sales comprised 78.8% of total sales for the forty weeks ended October 8, 2022 as compared to 79.0% for the forty weeks ended October 9, 2021.
•
As of November 10, 2022, we operate 45 bakeries, which produce fresh and frozen breads and rolls, as well as snack cakes and tortillas.
•
We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributor partners to retail and foodservice customers with access to more than 85% of the U.S. population.
•
We offer nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is projecting savings in the range of $20 million to $30 million from these activities in Fiscal 2022. Additionally, we transitioned into the build phase of our multi-year ERP upgrade project and we continue to implement our digital strategy initiatives as discussed further in the “Transformation Strategy Initiatives” section below.

Impact of the Inflationary Economic Environment, Other Macroeconomic Factors, and COVID-19 on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business. Our results through the third quarter of Fiscal 2022 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. Remote and hybrid-work arrangements spurred by the pandemic have endured in Fiscal 2022 resulting in greater at-home food consumption than in pre-pandemic periods. We have experienced significant input cost inflation for commodities and transportation, and, to a lesser extent, for labor in the current year period which has partially offset the more optimized sales mix. We expect these inflationary pressures to continue throughout the remainder of Fiscal 2022. To mitigate the ongoing cost pressures, we have implemented multiple price increases in Fiscal 2022.

Additionally, in the latter half of the first quarter and into the second quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and particularly packaging items, resulting in lower production volumes. Although we were able to mitigate these packaging shortages earlier than originally anticipated, our operating results were negatively impacted. These and other supply chain disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine has not impacted us directly, we are closely monitoring its effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover at some of our bakeries in Fiscal 2021 and during the forty weeks ended October 8, 2022 hampered production levels. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively affect our ability to operate our production lines efficiently or run at full capacity which could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Our operations may continue to experience disruption due to the continued uncertainty caused by the pandemic, including but not limited to additional variants of the COVID-19 virus, new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population, the efficacy, or lack thereof, of the vaccines, changes in the global and U.S. economic environment, supply chain disruptions and labor shortages, and changes in pandemic safety policies. Our main focus throughout the pandemic has been and continues to be the health and safety of our team members and independent distributor partners. We continue to follow the pandemic guidance of the U.S. Centers for Disease Control and Prevention (CDC).

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” sections below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 12.7% for the twelve weeks ended October 8, 2022 compared to the same quarter in the prior year due to price/mix contributing 17.8%, partially offset by volume declines of 5.1%. Inflation-driven pricing actions were partially offset by net volume losses. Targeted sales rationalization contributed to the softer volumes.

Sales increased 11.2% for the forty weeks ended October 8, 2022 compared to the same period in the prior year primarily due to inflation-driven pricing actions. This increase was partially offset by volume declines of 3.8%. Targeted sales rationalization and production constraints from supply chain disruptions contributed to the lower volumes. For the forty weeks ended October 8, 2022, our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well as these brands all experienced double-digit sales growth from positive price/mix.

Income from operations for the twelve weeks ended October 8, 2022 was $55.5 million compared to $52.1 million in the prior year quarter. Price increases and decreases in legal settlement and consulting costs drove the increase. These items were partially offset by significantly higher input and transportation costs, higher distributor distribution fees, lower production volumes, and the current year acquisition-related costs and plant closure costs.

Income from operations for the forty weeks ended October 8, 2022 was $239.1 million compared to $241.1 million in the prior year period. Sales increases from positive pricing actions and decreases in legal settlement costs were more than offset by considerable input and transportation cost increases, increased distributor distribution fees, and lower production volumes year over year.

Net income for the twelve weeks ended October 8, 2022 was $40.5 million compared to $38.9 million in the prior year period. The increase resulted primarily from greater income from operations, as described above, partially offset by a higher effective tax rate in the current year quarter.

Net income for the forty weeks ended October 8, 2022 was $179.8 million compared to $166.9 million in the prior year period. The increase resulted primarily from the loss on extinguishment of debt in the prior year period.

During the forty weeks ended October 8, 2022, we generated net cash flows from operations of $291.5 million and invested $128.4 million in capital expenditures and made a $9.0 million cost-method investment in Base Culture, as further discussed below. Additionally, we made stock repurchases of $34.6 million and paid $140.1 million in dividends to our shareholders. During the forty weeks ended October 9, 2021, we generated net cash flows from operations of $315.2 million, invested $86.7 million in capital expenditures, paid $131.5 million in dividends to our shareholders and decreased our total indebtedness by $81.9 million. On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. At October 8, 2022, all of our outstanding debt obligations had fixed interest rates.

Late in the first quarter of Fiscal 2022, we increased production capacity for our organic products by adding a production line at our Henderson, Nevada bakery. We anticipate this added capacity will allow us to better serve the West Coast market. In the third quarter of Fiscal 2022, we announced the closure of the Holsum Bakery in Phoenix, Arizona, as discussed above.

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

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, bakery of the future, digital logistics, and digital sales. In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies. The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas. Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality. Digital logistics includes real-time operational visibility, improving our routing efficiency, and automating the freight bill pay audit process. Finally, digital sales will focus on improving our sales execution through improved visibility to in-store activities, streamlined reporting, and improved collaboration tools across our sales ecosystem.

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out these programs to more than twelve bakeries and will continue to invest in these new ways of working.

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

We expect the transformation strategy initiatives to require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $275 million (of which approximately 40% is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. As of October 8, 2022, we have incurred costs related to the project of approximately $125 million. Costs related to the digital initiatives are more fluid and cannot be estimated.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and forty weeks ended October 8, 2022 and October 9, 2021, respectively, are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021	Dollars	%
Sales	$1,158,169	$1,027,800	100.0	100.0	$130,369	12.7
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	615,621	515,078	53.2	50.1	100,543	19.5
Selling, distribution and administrative expenses	447,363	426,575	38.6	41.5	20,788	4.9
Plant closure costs and impairment of assets	6,835	—	0.6	—	6,835	NM
Recovery on inferior ingredients	—	(950)	—	(0.1)	950	NM
Multi-employer pension plan withdrawal costs	—	3,300	—	0.3	(3,300)	NM
Depreciation and amortization	32,899	31,680	2.8	3.1	1,219	3.8
Income from operations	55,451	52,117	4.8	5.1	3,334	6.4
Other components of net periodic pension and postretirement benefit plans credit	(178)	(94)	(0.0)	(0.0)	(84)	NM
Interest expense, net	1,342	1,311	0.1	0.1	31	2.4
Income before income taxes	54,287	50,900	4.7	5.0	3,387	6.7
Income tax expense	13,759	12,048	1.2	1.2	1711	14.2
Net income	$40,528	$38,852	3.5	3.8	$1,676	4.3
Comprehensive income	$46,489	$34,909	4.0	3.4	$11,580	33.2

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021	Dollars	%
Sales	$3,723,152	$3,347,277	100.0	100.0	$375,875	11.2
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,926,297	1,662,716	51.7	49.7	263,581	15.9
Selling, distribution and administrative expenses	1,440,665	1,336,255	38.7	39.9	104,410	7.8
Plant closure costs and impairment of assets	7,825	—	0.2	—	7,825	NM
Recovery on inferior ingredients	—	(828)	—	(0.0)	828	NM
Multi-employer pension plan withdrawal costs	—	3,300	—	0.1	(3,300)	NM
Depreciation and amortization	109,244	104,685	2.9	3.1	4,559	4.4
Income from operations	239,121	241,149	6.4	7.2	(2,028)	(0.8)
Other components of net periodic pension and postretirement benefit plans credit	(594)	(312)	(0.0)	(0.0)	(282)	NM
Interest expense, net	4,947	6,582	0.1	0.2	(1,635)	(24.8)
Loss on extinguishment of debt	—	16,149	—	0.5	(16,149)	NM
Income before income taxes	234,768	218,730	6.3	6.5	16,038	7.3
Income tax expense	54,971	51,865	1.5	1.5	3,106	6.0
Net income	$179,797	$166,865	4.8	5.0	$12,932	7.7
Comprehensive income	$178,005	$163,188	4.8	4.9	$14,817	9.1

NM - the computation is not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 8, 2022 COMPARED TO TWELVE WEEKS ENDED OCTOBER 9, 2021

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021	Dollars	%
Branded retail	$748,401	$688,995	64.6	67.0	$59,406	8.6
Store branded retail	163,937	124,639	14.2	12.1	39,298	31.5
Non-retail and other	245,831	214,166	21.2	20.9	31,665	14.8
Total	$1,158,169	$1,027,800	100.0	100.0	$130,369	12.7

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	17.8
Volume	(5.1)
Total percentage change in sales	12.7

Sales increased significantly quarter over quarter due to positive pricing actions implemented in the latter half of Fiscal 2021 and during the first three quarters of Fiscal 2022 to mitigate considerable cost inflation, partially offset by volume losses. Year over year sales comparisons for store branded and non-retail and other sales benefitted from price increases that took place primarily in the current year, whereas branded retail sales were lapping prior year price increases. Volume decreases in branded retail and non-retail and other sales were partially offset by volume growth in store branded retail products. We continued to execute on our portfolio strategy of shifting more of our sales to higher margin, value-added branded retail products. This shift, combined with supply chain disruptions and labor shortages, contributed to the volume decreases. The promotional environment has remained relatively stable in the third quarter of Fiscal 2022 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded retail sales increased 8.6% quarter over quarter due to favorable price/mix resulting from inflation-driven pricing actions and improved promotional efficiency, partially offset by volume declines. The largest volume declines occurred in branded cake, branded traditional loaf breads, and branded buns and rolls. Branded cake volumes declined due to targeted sales rationalization and the impact of supply chain disruptions and labor shortages during the current year quarter. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well benefiting from inflation-driven price increases, however, inflationary impacts on consumer spending and, to a lesser extent, supply chain constraints, pressured volumes.

Store branded retail sales were significantly higher quarter over quarter due to price increases implemented to mitigate inflationary pressures and volume growth resulting from trade down from branded retail to store branded retail products, net of targeted sales rationalization. Sales of our store branded retail products had been declining prior to the pandemic and we experienced an acceleration of this trend during the last two fiscal years. This trend started to reverse in the second quarter of Fiscal 2022 and continued to expand in the third quarter of Fiscal 2022 partly due to the inflation-driven price increases and, to a much lesser extent, consumers shifting from branded retail to store branded retail products. However, store branded retail sales continue to comprise a smaller portion of our total sales mix as compared to pre-pandemic levels.

Non-retail sales increased quarter over quarter from positive price/mix due to inflation-driven pricing actions, partially offset by volume declines. Foodservice drove most of the volume decrease. Targeted sales rationalization, including exiting certain low margin business, and production constraints from supply chain disruptions contributed to the lower volumes.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 8, 2022 % of Sales	October 9, 2021 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	32.9	28.1	4.8
Workforce-related costs	13.5	14.9	(1.4)
Other	6.8	7.1	(0.3)
Total	53.2	50.1	3.1

Materials, supplies, labor and other production costs as a percent of sales rose sharply quarter over quarter due to considerable input cost inflation, partially mitigated by inflation-driven pricing actions. In the current year quarter, ingredient and packaging costs continued to be impacted by the decades-high inflationary environment and these cost increases outpaced the sales price increases. Additionally, reduced outside purchases of product (sales with no associated ingredient costs) and sharp increases in egg prices as a result of the avian influenza outbreak earlier this year contributed to the higher ingredient and packaging costs. We anticipate ingredient and packaging costs to remain volatile and egg prices to remain a headwind for the remainder of Fiscal 2022. Although workforce-related costs did not increase at the same rate as the sales price increases, the competitive labor market combined with lower production volumes continued to impact our operations and we expect this trend to continue. Lower employee fringe costs also contributed to the decrease in workforce-related costs as a percent of sales. The decrease in the Other line item mostly reflects lower outside purchases of product, partially offset by reduced manufacturing efficiencies. We expect similar challenges could occur as a result of uncertainty in the global and U.S. supply chain.

Prices of ingredients and packaging materials fluctuate and we continually monitor these markets. Ingredient and packaging costs are currently experiencing significant volatility and are expected to remain volatile for the remainder of Fiscal 2022. The cost of these inputs has fluctuated widely, and may continue to so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 8, 2022 % of Sales	October 9, 2021 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	10.3	11.1	(0.8)
Distributor distribution fees	14.5	14.9	(0.4)
Other	13.8	15.5	(1.7)
Total	38.6	41.5	(2.9)

Price increases in excess of wage inflation and lower employee fringe benefit costs in the current year quarter resulted in lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. The decrease in the Other line item reflects the $17.6 million reduction in legal settlement and related costs and reduced consulting costs, net of the $11.6 million acquisition-related costs in the current year period. Transportation cost increases were mostly offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs, legal settlements and related costs, and the current year acquisition-related costs.

Plant Closure Costs and Impairment of Assets, Recovery on Inferior Ingredients, and Multi-Employer Pension Plan Withdrawal Costs

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

Income from Operations

Income from operations decreased as a percent of sales for the twelve weeks ended October 8, 2022 compared to the twelve weeks ended October 9, 2021 mostly due to substantial input cost inflation, partially offset by inflation-driven sales price increases and lower selling, distribution, and administrative expenses as a percent of sales.

Net Interest Expense

Net interest expense was relatively consistent with the prior year quarter as a percent of sales and in dollars.

Income Tax Expense

The effective tax rate for the twelve weeks ended October 8, 2022 was 25.3% compared to 23.7% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to larger net favorable discrete items related to tax credits in the prior year quarter. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes which includes the recognition of a discrete benefit related to state tax credits.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from changes in the fair value of derivatives and higher net income period over period.

FORTY WEEKS ENDED OCTOBER 8, 2022 COMPARED TO FORTY WEEKS ENDED OCTOBER 9, 2021

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021	Dollars	%
Branded retail	$2,440,500	$2,225,224	65.5	66.5	$215,276	9.7
Store branded retail	494,749	418,161	13.3	12.5	76,588	18.3
Non-retail and other	787,903	703,892	21.2	21.0	84,011	11.9
Total	$3,723,152	$3,347,277	100.0	100.0	$375,875	11.2

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:
Pricing/mix	15.0
Volume	(3.8)
Total percentage change in sales	11.2

Sales increased significantly year over year mainly due to inflation-driven pricing actions implemented to mitigate rising operating costs, partially offset by volume declines across all three sales categories. We continue to execute on our portfolio strategy to shift more of our sales to higher margin, value-added branded retail products and this shift, combined with supply chain disruptions and labor shortages, contributed to the lower volumes. The promotional environment has remained relatively stable in the first three quarters of Fiscal 2022 as compared to the same period in the prior year, however, this trend may not continue in future periods.

Branded retail sales increased year over year due to favorable price/mix resulting from price increases and improved promotional efficiency, partially offset by volume declines, most notably in branded cake items and branded traditional loaf bread products. Branded cake volumes were negatively impacted by targeted sales rationalization, supply chain disruptions, and labor shortages during the current year period. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, all experienced double-digit sales growth driven by inflation-driven price increases and, to a much lesser extent, volume growth, although volumes were pressured by the impact of supply chain disruptions.

Store branded retail sales increased considerably year over year due to price increases implemented to mitigate inflationary pressures. Volumes declined slightly due to targeted sales rationalization and supply chain disruptions, partially offset by the impact of consumers shifting more of their purchases from branded retail products to store branded products, particularly in white loaf breads.

Non-retail sales increased year over year from positive price/mix due to inflation-driven pricing actions, partially offset by volume declines. Volume declines in foodservice, fast food, and co-manufactured items drove the decrease and were partially offset by volume increases in vending products. Targeted sales rationalization as well as production constraints from supply chain disruptions contributed to the lower volumes.

We anticipate our Fiscal 2022 sales will be higher than Fiscal 2021 sales due to pricing actions taken at the beginning of the first quarter of Fiscal 2022 and additional price increases implemented through the second and third quarters of Fiscal 2022.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 8, 2022 % of sales	October 9, 2021 % of sales	(Decrease) as a % of sales
Ingredients and packaging	31.6	27.7	3.9
Workforce-related costs	13.7	14.8	(1.1)
Other	6.4	7.2	(0.8)
Total	51.7	49.7	2.0

Materials, supplies, labor and other production costs as a percent of sales increased significantly year over year due to considerable input cost inflation. In Fiscal 2022, inflation impacted all ingredient and packaging items, and most significantly for flour costs, which outpaced the sales price increases. Additionally, increases in finished goods inventory period over period resulted in higher ingredient and packaging costs. We anticipate input costs to remain volatile for the remainder of Fiscal 2022. Although workforce-related costs did not increase at the same rate as the sales price increases, the competitive labor market continues to impact our operations and we expect this trend to continue. The Other line item reflects the impact of timing differences of the sell-through of product inventories and reduced outside purchases of product, net of reduced manufacturing efficiencies and lower production volumes. Similar to workforce-related costs, other costs did not increase at the same rate as the sales price increases. In the latter half of the first quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and packaging items contributing to lower production volumes. We effectively navigated these challenges faster than originally anticipated, although with more costly inputs, partially mitigating the negative impact to our operating results. We expect these challenges to continue as a result of uncertainty in the global and U.S. supply chain.

Prices of ingredients and packaging materials fluctuate and we continually monitor these markets. Ingredient and packaging costs are currently experiencing significant volatility and are expected to remain volatile for the remainder of Fiscal 2022. The cost of these inputs has fluctuated widely during the current year, and may continue to so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 8, 2022 % of sales	October 9, 2021 % of sales	(Decrease) as a % of sales
Workforce-related costs	10.8	11.3	(0.5)
Distributor distribution fees	14.7	15.0	(0.3)
Other	13.2	13.6	(0.4)
Total	38.7	39.9	(1.2)

Price increases we have implemented and lower employee fringe benefit costs in the current year period more than offset wage inflation rates resulting in lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. However, this decrease was more than offset by the rise in transportation costs which is reflected in the Other line item. The decrease in the Other line item reflects the $15.6 million decrease in legal settlements and related costs, the $3.4 million prior year acquisition consideration adjustment, and reduced marketing investments period over period. Partially offsetting these items were $11.6 million of acquisition-related costs incurred in the current year period and higher transportation costs. See the “Matters Affecting Comparability” section above for a discussion of legal settlements and related costs, the prior year acquisition consideration adjustment, and acquisition-related costs.

Plant Closure Costs and Impairment of Assets, Recovery on Inferior Ingredients, and Multi-Employer Pension Plan Withdrawal Costs

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased as a percent of sales due to price increases implemented during the forty weeks ended October 8, 2022, but increased in dollars mainly due to assets placed in service and increased depreciation related to twenty-seven leased warehouses purchased at the end of Fiscal 2021, two of which were moved to held for sale in the first quarter of Fiscal 2022.

Income from Operations

Income from operations decreased as a percent of sales for the forty weeks ended October 8, 2022 compared to the forty weeks ended October 9, 2021 mostly due to substantial input cost inflation, partially offset by sales increases and lower selling, distribution, and administrative expenses as a percent of sales, as discussed above.

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

Income Tax Expense

The effective tax rate for the forty weeks ended October 8, 2022 was 23.4% compared to 23.7% in the prior year period. The decrease in the rate was primarily due to favorable windfalls on stock-based compensation recorded discretely in the current year period. For the current year period, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete tax credits and windfalls on stock-based compensation. The primary differences in the effective rate and statutory rate for the prior year period were state income taxes including the recognition of discrete tax credits.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from increased net income and changes in the fair value of derivatives.

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the forty weeks ended October 8, 2022, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the workforce available to us, and our ability to implement additional pricing actions to offset rising inflation.

In light of the potential risks detailed above, the company has taken actions to safeguard its capital position. We continue to maintain higher levels of cash on hand compared to pre-pandemic levels and in the first quarter of Fiscal 2021 issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026. Additionally, we repaid the outstanding balances on both the accounts receivable securitization facility (the “facility”) and the credit facility (the “credit facility”) with proceeds from the issuance of the 2031 notes and from cash flows from operations. The macroeconomic-related factors discussed above remain fluid and the future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the pandemic and the volatile global and U.S. economic environments. The company had total available liquidity of $864.3 million as of October 8, 2022, consisting of cash on hand and the available balances under the credit facility and the facility.

Liquidity Discussion for the Forty Weeks Ended October 8, 2022 and October 9, 2021

Cash and cash equivalents were $172.7 million at October 8, 2022 and $185.9 million at January 1, 2022, significantly higher than historical pre-pandemic levels. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 8, 2022	October 9, 2021	Change
Cash provided by operating activities	$291,534	$315,223	$(23,689)
Cash disbursed for investing activities	(119,256)	(81,714)	(37,542)
Cash disbursed for financing activities	(177,034)	(233,462)	56,428
Effect of exchange rates on cash	(8,371)	—	(8,371)
Total change in cash	$(13,127)	$47	$(13,174)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	Change
Depreciation and amortization	$109,244	$104,685	$4,559
Loss on foreign currency exchange rates	8,371	—	8,371
Impairment of assets	3,897	—	3,897
Gain reclassified from accumulated other comprehensive income to net income	(5,625)	(1,055)	(4,570)
Allowances for accounts receivable	5,811	5,880	(69)
Stock-based compensation	20,124	16,768	3,356
Deferred income taxes	11,519	(1,294)	12,813
Other non-cash items	4,173	5,665	(1,492)
Net non-cash adjustment to net income	$157,514	$130,649	$26,865

•
Refer to the Acquisition-related costs and Plant closure and impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding these items.
•
For the forty weeks ended October 8, 2022, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and legal settlement payments. For the forty weeks ended October 9, 2021, deferred income taxes changed due to changes in temporary differences.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.7 million related to the write-off of unamortized costs upon the early redemption of the 2022 notes in the first quarter of Fiscal 2021) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	Change
Changes in accounts receivable, net	$(71,882)	$(5,961)	$(65,921)
Changes in inventories, net	(33,476)	(8,200)	(25,276)
Changes in hedging activities, net	2,654	(1,002)	3,656
Changes in other assets and accrued liabilities, net	(20,424)	(4,045)	(16,379)
Changes in accounts payable, net	78,351	36,917	41,434
Qualified pension plan contributions	(1,000)	—	(1,000)
Net changes in working capital and pension plan contributions	$(45,777)	$17,709	$(63,486)

•
Changes in accounts receivable, inventories, and accounts payable were mainly attributable to significant price increases and cost inflation through the third quarter of Fiscal 2022.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur, though the degree and financial impact cannot be currently estimated, as part of our hedging program.
•
The change in other assets primarily resulted from changes in prepaid assets in each respective period. Changes in employee compensation accruals and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2022 and Fiscal 2021, we paid $43.8 million and $64.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.8 million and $0.4 million was paid during the first quarter of Fiscal 2022 and Fiscal 2021, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 8, 2022, the company accrued $7.5 million and paid $2.0 million of legal settlements that occurred in the current year period and paid a $16.5 million legal settlement that had been accrued for in a prior period. During the forty weeks ended October 9, 2021, we paid $8.7 million of legal settlements, all of which had been accrued for in prior periods. As of October 8, 2022, the remaining balance of the employer share of Social Security tax deferred under the CARES Act was $16.4 million which is due to be paid by December 31, 2022.
•
The company made a voluntary defined benefit pension plan contribution of $1.0 million to Plan No. 2 in the third quarter of Fiscal 2022.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 8, 2022 and October 9, 2021, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	Change
Purchases of property, plant, and equipment	$(128,372)	$(86,723)	$(41,649)
Principal payments from notes receivable, net of repurchases of independent distributor territories	14,379	11,638	2,741
Proceeds from sale of property, plant and equipment	3,335	2,525	810
Acquisition of trademarks	—	(10,200)	10,200
Investment in unconsolidated affiliate	(9,000)	—	(9,000)
Other	402	1,046	(644)
Net cash disbursed for investing activities	$(119,256)	$(81,714)	$(37,542)

•
We currently anticipate capital expenditures of $150.0 million to $160.0 million for Fiscal 2022 (inclusive of expenditures for the ERP upgrade of $60.0 million to $70.0 million).

•
As discussed in the Executive Overview section above, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 8, 2022 and October 9, 2021, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2022	October 9, 2021	Change
Dividends paid	$(140,052)	$(131,510)	$(8,542)
Payment of financing fees	(273)	(5,811)	5,538
Stock repurchases	(34,586)	(9,510)	(25,076)
Change in bank overdrafts	(817)	(3,462)	2,645
Net change in debt obligations	—	(81,858)	81,858
Payments on financing leases	(1,306)	(1,311)	5
Net cash disbursed for financing activities	$(177,034)	$(233,462)	$56,428

•
Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 8, 2022 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 19, 2022	September 2, 2022	September 16, 2022	$0.2200	$46,605
May 26, 2022	June 9, 2022	June 23, 2022	$0.2200	$46,660
February 18, 2022	March 4, 2022	March 18, 2022	$0.2100	$44,527

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

•
During the forty weeks ended October 8, 2022, we paid additional financing costs associated with the Fiscal 2021 amendment of the credit facility during the first quarter of Fiscal 2022, as well as financing costs for the amendment of the facility in the third quarter of Fiscal 2022. In the prior year period, we paid financing costs associated with the issuance of the 2031 notes in the first quarter of Fiscal 2021 and for the amendments of the facility and credit facility in the third quarter of Fiscal 2021.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 8, 2022 and October 9, 2021, we repurchased 1,321,117 and 406,840 shares of our common stock for $34.6 million and $9.5 million, respectively, under a share repurchase plan approved by our Board of Directors. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
See the discussion below under the “Capital Structure” section regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 8, 2022 and January 1, 2022, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 3, Leases, and Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 8, 2022	January 1, 2022	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$493,826	$493,333	Fixed Rate	2031
2026 notes	397,716	397,276	Fixed Rate	2026
Credit facility	—	—	Variable Rate	2026
Accounts receivable securitization facility	—	—	Variable Rate	2024
Right-of-use lease obligations	284,085	300,522		2036
	1,175,627	1,191,131
Less: Current maturities of long-term debt and right- of-use lease obligations	(48,898)	(47,974)
Long-term debt and right-of-use lease obligations	$1,126,729	$1,143,157

Total stockholders' equity
Total stockholders' equity	$1,434,765	$1,411,274

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

The facility and credit facility are generally used for short-term liquidity needs. During the third quarter of Fiscal 2022, we amended the facility to, among other things, extend the maturity date to September 27, 2024. See Note 11, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business. There is no current portion payable over the next year for our debt obligations. Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 8, 2022:

	Amount Available	For the Forty Weeks Ended October 8, 2022
	for Withdrawal at	Highest	Lowest
Facility	October 8, 2022	Balance	Balance
	(Amounts in thousands)
Accounts receivable securitization facility	$200,000	$100,000	$—
Credit facility (1)	491,600	200,000	—
	$691,600

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial

Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the forty weeks ended October 8, 2022, the company made $230.0 million in revolving borrowings and $230.0 million in payments on revolving borrowings under the credit facility in anticipation of the closing of an acquisition that failed to materialize. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using the facility and the credit facility will become more expensive and increase our interest expense. Therefore, any borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, as interest rates have increased, it will make the cost of funds more expensive.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 8, 2022, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR under certain of its agreements, but the agreements contain LIBOR successor rate provisions to cover the discontinuance of LIBOR. The company's successor provisions as currently drafted would result in the adoption of the Secured Overnight Financing Rate (SOFR) if then determinable.

At October 8, 2022, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 8, 2022, 1,321,117 shares, at a cost of $34.6 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 8, 2022, 70.1 million shares, at a cost of $687.5 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 8, 2022, the company’s hedge portfolio contained commodity derivatives with a fair value of $1.9 million, based on quoted market prices. Of this amount, approximately $0.5 million relates to instruments that will be utilized in Fiscal 2022 and $1.4 million in Fiscal 2023.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 8, 2022, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $4.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended October 8, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Inflation may adversely affect us by increasing our costs of production, materials, and labor. In an inflationary environment, such as the current economic environment, depending on the market conditions of the baking industry and the raising of interest rates by the United States Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations.

We rely on several large customers for a significant portion of sales and the loss of one of our large customers or their decision to give higher priority to other brands could adversely affect our business, financial condition or results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 53.7% of sales during Fiscal 2021 and 54.5% of sales during the forty weeks ended October 8, 2022. Our largest customer, Walmart/Sam’s Club, accounted for 21.2% and 21.7% of sales, respectively, during these periods. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

During the twelve weeks ended October 8, 2022, 706,559 shares, at a cost of $18.1 million, of the company’s common stock were repurchased under the share repurchase plan. During the forty weeks ended October 8, 2022, 1,321,117 shares, at a cost of $34.6 million, of the company's common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 8, 2022, 70.1 million shares, at a cost of $687.5 million, have been repurchased. The company currently has 24.4 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended October 8, 2022 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 17, 2022 — August 13, 2022	—	$—	—	25,134
August 14, 2022 — September 10, 2022	—	—	—	25,134
September 11, 2022 — October 8, 2022	707	$25.58	707	24,427
Total	707	$25.58	707

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

Tenth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2022, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended October 8, 2022.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 8, 2022 has been formatted in Inline XBRL.

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

Date: November 10, 2022