Form 10-K
period 2022-12-31
FLOWERS FOODS INC
filed 2023-02-22
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 16, 2022, was $5,534,068,959.

The number of shares of the registrant’s Common Stock outstanding as of February 16, 2023 was 211,274,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 25, 2023, which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2023, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Current Inflationary Economic Environment, Other Macroeconomic Factors, and COVID-19

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business. Our results for Fiscal 2022 continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. Remote and hybrid-work arrangements spurred by the pandemic endured in Fiscal 2022 which resulted in greater at-home food consumption than in pre-pandemic periods. We experienced significant input cost inflation for commodities and transportation, and, to a lesser extent, for labor in the current year which partially offset this benefit. To mitigate the ongoing cost pressures, we implemented price increases in Fiscal 2022 and in early Fiscal 2023.

Additionally, in the latter half of the first quarter and into the second quarter of Fiscal 2022, we experienced heightened supply chain disruptions which impacted our ability to procure adequate quantities of certain raw materials and particularly packaging items, resulting in lower production volumes. Although we were able to mitigate these packaging shortages earlier than originally anticipated, our operating results were negatively impacted. These and other supply chain disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. While the conflict between Russia and Ukraine has not impacted us directly, we are closely monitoring its effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover at some of our bakeries in Fiscal 2022 and 2021 hampered production levels. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively affect our ability to operate our production lines efficiently or run at full capacity which could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

Our operations may continue to experience disruption due to the continued uncertainty caused by the pandemic, including, but not limited to, additional variants of the COVID-19 virus, new geographic hotspots, changes in the number of COVID-19 cases, the rate of vaccination within the U.S. population, the efficacy, or lack thereof, of the vaccines, changes in the global and U.S. economic environment, supply chain disruptions and labor shortages, and changes in pandemic safety policies. Our main focus throughout the pandemic has been and continues to be the health and safety of our team members and independent distributor partners. We continue to follow the COVID-19 guidance of the U.S. Centers for Disease Control and Prevention (CDC).

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives. The company completed the acquisition of the Papa Pita Bakery business ("Papa Pita") on February 17, 2023 as further discussed below. We funded the purchase price with cash on-hand and from our senior unsecured revolving credit facility (the "credit facility"). The credit facility is variable rate debt and exposes the company to greater interest rate risk.

For additional discussion on the impact of macroeconomic factors and the COVID-19 pandemic on our business, refer to Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

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

The key to our success in achieving our goals is our talented and dedicated team. We recognize the importance of investing in our people as further discussed in the “Human Capital Resources” section below, which details how we attract, retain, and develop our team. Additionally, we recognize the importance of realigning people and responsibilities in successfully implementing our long-term strategies. This realignment can take the form of organizational changes or providing crucial tools, including investments in our information systems. Our cross-functional transformation office is responsible for overseeing the implementation of our strategic priorities, including our digital and ERP initiatives, which are discussed in more detail under the “Transformation Strategy Initiatives” section below.

A major focus of our long-term strategy is to evolve our sales portfolio to higher margin, value-added branded retail products that we expect will generate top line growth and improve overall profitability. We expect an optimized portfolio will drive share gains by targeting growth segments with new, innovative products. We have established clear roles for the brands and product lines within our portfolio to enable more targeted decision-making on brand investment. Over the past several years, we have completed brand rationalization initiatives resulting in a more streamlined brand and product assortment, and reduced brand portfolio complexity. In Fiscal 2020, our sales mix shifted to more profitable branded retail products due to increases in at-home dining resulting from COVID-19, which led to increased sales and operating income, further illustrating the potential of an optimized portfolio. Remote and hybrid-work arrangements spurred by the pandemic endured through Fiscal 2022 which resulted in continued greater at-home food consumption as compared to pre-pandemic periods and a more optimized sales mix.

As we implement our targeted sales portfolio strategy, the flexibility of our production and distribution systems allows us to pivot capacity to meet this changing demand. For example, in Fiscal 2022, we increased production capacity for our organic products by adding a production line at our Henderson, Nevada bakery to better serve the West Coast market. Additionally, we ceased production at our Phoenix, Arizona bakery, an older, less efficient bakery that produced traditional bread and bun products. Also, we believe our flexible bakery system allows us to quickly shift production to high demand products and adjust distribution where needed. We are continuing to optimize our distribution system by reducing network complexity through depot consolidation and reducing transport miles.

M&A has always been, and we expect will continue to be, an important part of our long-term growth strategy. We employ a disciplined approach to M&A, seeking out candidates primarily in the grain-based foods arena that will enhance our branded portfolio, extend our geographic presence, are a strong cultural fit, and add enhanced capabilities to our company. We believe our strong balance sheet and cash flow generation enables us to execute our M&A strategy and on February 17, 2023, we completed the purchase of Papa Pita, a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads. Founded in 1983, Papa Pita operates one production facility in West Jordan, Utah.

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

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, bakery of the future, digital logistics, and digital sales. In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies. The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas. Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality. Digital logistics includes real-time operational visibility, improving our routing efficiency, and automating the freight bill pay audit process. Finally, digital sales focuses on improving our sales execution through new data and insights, improved visibility to in-store activities, streamlined reporting and dashboards, and improved collaboration tools across our sales ecosystem.

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us ever closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out supply chain-focused domains to more than thirteen bakeries and plan to continue to invest in these new ways of working.

ERP Upgrade

This initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of this multi-year initiative at the end of Fiscal 2020, then transitioned into the design phase in early Fiscal 2021 and the build phase at the beginning of Fiscal 2022. During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project.

We expect the transformation strategy initiatives to require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 32% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. Previously, these costs were estimated to be approximately $275 million. The increase in estimated costs resulted from expanding the project scope and anticipation of greater reliance on external resources for bakery deployments due to labor constraints. As of December 31, 2022, we have incurred costs related to the project of approximately $153 million. Costs related to the digital initiatives are more fluid and cannot be estimated. See Item 1A., Risk Factors, “We may experience difficulties in designing and implementing the upgrade of our ERP system.”

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

Brands & Products

We report our sales as Branded Retail and Other. The Other category includes store branded retail, foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing. In Fiscal 2022, Branded Retail sales represented 65.3% of our total sales.

Our brands are some of the best-known in the U.S. fresh packaged bread industry and many of them hold leading market positions in the categories in which they compete. We believe having a well-diversified portfolio of brands allows us to be more competitive in the marketplace and appeal to a broader range of consumers. Our principal products are breads, buns, rolls, snack items, and tortillas. The table below presents the major brands within our diversified brand portfolio:

Strategic Positioning	Key Brands
Mainstream	Nature's Own, Wonder, Tastykake
Organic	Dave's Killer Bread
Gluten Free	Canyon Bakehouse

Brand Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S. Nature’s Own’s sales, at estimated retail, were $1.4 billion for Fiscal 2022.
•
Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) in the U.S. Fresh Packaged Bread category based on dollars and units. Nature’s Own Butterbread is the #2 UPC in the loaf category based on dollars and units. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 1/1/23)
•
DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments. (Loaf, Bagels, Breakfast Bread, and English Muffins). (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 1/1/23) DKB’s sales, at estimated retail, were $965 million for Fiscal 2022.
•
Canyon Bakehouse, acquired at the end of Fiscal 2018, is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 1/1/23) Canyon Bakehouse’s sales, at estimated retail, were $159 million for Fiscal 2022.
•
Wonder, over 100 years old, enjoys 94% brand awareness (Source: Kantar Brand Health Tracking Study - Summer 2022). Wonder’s Classic White loaf is the #2 UPC in the white loaf segment based on dollars and units in the U.S. Wonder’s sales, at estimated retail, were $484 million for Fiscal 2022 (Source: IRI Total US MultiOutlet+C-Store L52 Weeks Ending 1/1/23)

In Fiscal 2022, we introduced Nature's Own Hawaiian loaf bread, Nature's Own Perfectly Crafted Sourdough loaf bread, DKB Organic Everything Bread, and Canyon Bakehouse Gluten-Free Brioche and Hawaiian dinner roll varieties, among other new products. Additionally, in Fiscal 2022, we introduced new varieties of DKB Organic Snack Bars, including protein bars, and, in December announced the nationwide rollout of three varieties of the DKB Organic Snack Bars. Previously, the DKB bars were only available for purchase in certain test markets or from our consumer testing website - www.creationsbyflowersfoods.com. In early Fiscal 2023, we launched DKB Crunchy Snack Bites in test markets. The DKB snack bars and snack bites are part of an initiative to extend our presence beyond the traditional bread category and into the snacking category.

Our brands and products are sold through various channels throughout the U.S. These channels include supermarkets, drugstores, mass merchandisers, discount stores, club stores, convenience stores, thrift outlet stores, and foodservice, among others.

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

Customers

Our top 10 customers in Fiscal 2022 accounted for 54.5% of sales. During Fiscal 2022, our largest customer, Walmart/Sam’s Club, represented 21.7% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10% or more of our sales during Fiscal 2022, 2021, and 2020.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 238 such stores and reported sales of $64.5 million during Fiscal 2022 from these outlets.

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

The company has sold the majority of the distribution rights to market certain brands within a geographic territory to independent distributors under long-term financing arrangements. Independent distributors, highly motivated by financial incentives from their distribution rights ownership, strive to increase sales within their defined geographic territory by offering outstanding service and merchandising.

Our DSD distribution system is comprised of three types of territories: (1) independent distributor-owned and operated territories (independent distributors own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets); (2) distribution rights that are classified as available for sale in the Consolidated Balance Sheets; and (3) other company operated territories. The table below presents the approximate number of territories used by the company as of December 31, 2022:

Type of territory	Number of territories
Independent distributor-owned and operated territories	5,137
Territories classified as available for sale	507
Other company operated territories	143
Total territories	5,787

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

Intellectual Property

We own many trademarks, trade names, patents, and licenses. The company also sells products under franchised and licensed trademarks and trade names which we do not own pursuant to contractual arrangements. We consider our trademarks and trade names important to our business since we use them to build strong brand awareness and consumer loyalty.

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

Prices of ingredients and packaging materials fluctuate and we continually monitor these markets. Ingredient and packaging costs are currently experiencing significant volatility. The cost of these inputs has fluctuated widely, and may continue to do so, due to government policy and regulation, weather conditions, domestic and international supply and demand, global logistics dynamics, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic and specialty ingredients do not offer the same hedging opportunities to reduce the impact of price volatility. Any decrease in the supply available under these agreements and instruments could increase the effective price of these raw materials to us and significantly impact our earnings.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $47 billion at retail. This category is intensely competitive and has continued to experience consolidation. Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on market share as presented in the following chart (amounts may not compute due to rounding). (Source: IRI Flowers custom database, 52 weeks ending 1/1/23):

Market Share
Flowers Branded
17%
BBU
31%
Others
27%
Private Label
19%
Pepperidge Farm
6%
Flowers Branded
BBU
Pepperidge Farm
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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. The store brand share of retail fresh packaged bread in the U.S. accounts for approximately 20% of the dollar sales and approximately 30% of unit sales. Its dollar share had been steadily declining over the past seven years, however this trend reversed in Fiscal 2022.

Human Capital Resources

As of December 31, 2022 Flowers and its subsidiaries had approximately 9,200 employees located throughout the U.S. and approximately 4,100 long-term leased employees. Approximately 930 employees are covered by collective bargaining agreements and there are no material outstanding labor disputes.

Our legacy of excellence is built on 100+ years of hard work by thousands of Flowers team members. As W.H. Flowers, Jr. said, “The key to any enterprise or goal is people. People of character, people of integrity, people who don’t mind working and taking advantage of their opportunity.” We continue to strive toward a people-centric legacy by implementing initiatives that enhance the lives of every employee.

Flowers aims to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, apprenticeships, internships, and job fairs. In 2023, we plan to advance our partnership with the Thurgood Marshall College Fund by leveraging its Talent Sourcing program in our recruiting efforts.

Flowers is also a proud second chance employer for individuals impacted by the criminal justice system, furthering the commitment that began when we acquired the DKB brand in Fiscal 2015. At Flowers, we have implemented recruitment initiatives at our bakeries to attract and retain ex-offenders.

In addition, Flowers is a long-time supporter of causes that support U.S. veterans and their families. Since 2018, through our Wonder and Tastykake brands, we have partnered with the USO to help provide a variety of programs that keep service members and their families connected. Through this partnership, we have donated more than $1.8 million to the USO and some of our marketing campaigns and packaging tie-ins recognize the service and sacrifices of the military. Presently, Flowers employs more than 530 veterans.

Flowers offers team members competitive wages, benefits, and training opportunities, while also promoting a safe and healthy workplace. The company provides its employees with resources to enhance their skills and careers, including:

•
Promoting education and development by investing in our internal Learning Management System in Fiscal 2022 and 2023.
•
Providing a range of formal and informal learning programs designed to help employees continuously develop skills throughout their careers. Programs available at our bakeries include Skillsoft online learning and a Mentor Up Mentoring Program.
•
Offering a variety of programs that contribute to our leadership, training and development goals, including the “Flowers Front-Line Leadership Program,” “Lead Now” for leaders at all levels, and “Leading The Flowers Way” for our high potential leaders.
•
Encouraging employees to discuss their professional development during annual performance reviews with their supervisors.
•
Offering Career Conversations training for supervisory employees to discuss career pathing and employee development.

In Fiscal 2022, we hired a dedicated resource to lead our diversity, equity, and inclusion (DE&I) efforts. To foster a greater culture of inclusion, during Fiscal 2022, Flowers' corporate employees and certain bakery employees received DE&I awareness training. In Fiscal 2023, Flowers intends to continue its development of DE&I training for its workforce. The company’s board of directors (the “Board” or “Board of Directors”) receives regular updates from management on our inclusion and diversity efforts.

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
•
a tuition reimbursement program; and
•
a 401(k) plan (certain union-affiliated employees participate in a company-sponsored pension or multi-employer plan) with generous company match.

We believe that because employees drive our success, they should share in that success. In addition to competitive wages and benefits, when annual company goals are met, eligible team members at all levels are rewarded with a bonus. Furthermore, in recognition and support of our frontline workers, we paid a total of $5.2 million of appreciation bonuses to eligible hourly and non-exempt employees, leased labor, and contract workers in Fiscal 2021. These appreciation bonuses were in addition to the company’s annual performance-based cash incentive plan, in which all Flowers employees participate.

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
Corporate Governance Guidelines
•
Finance Committee Charter
•
Audit Committee Charter
•
Nominating/Corporate Governance Committee Charter
•
Compensation and Human Capital Committee Charter
•
Flowers Foods Employee Code of Conduct
•
Political Contribution and Activity Policy
•
Code of Business Conduct and Ethics
•
Disclosure Policy
•
Stock Ownership Guidelines

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. These risk factors are not listed in any order of significance. Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition, liquidity, or results of operations.

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

COVID-19 has spread throughout the world, including the U.S., and has resulted in governmental and other regulatory authorities throughout the U.S. implementing numerous measures to try to contain the virus and any variants of the virus. These measures have impacted and may further impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures. The spread of COVID-19 has caused us to modify our business practices and we may take further actions as may be required by governmental and other regulatory authorities or as we determine are in the best interests of our employees, customers, vendors and suppliers. We can provide no assurance that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to governmental authorities.

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

We may not be able to attract or retain the highly skilled people we need to support our business.

We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to attract, recruit, hire, develop, and retain qualified individuals, including individuals with e-commerce, digital marketing, and data analytics capabilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, hire, develop, and retain other talented personnel. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring, and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.

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

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. In particular, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure. Our focus on our long-term goals of being consumer-focused and committed to growing our most profitable brands is dependent on our success in achieving our strategic priorities: (i) develop team; (ii) brands focus; (iii) prioritize margins; and (iv) smart M&A activity. These and related demands on our resources may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any delay in, or failure to implement, our strategic initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

We may be adversely impacted by the failure to successfully realize the expected benefits of acquisitions, divestitures or joint ventures.

From time to time, we undertake acquisitions, divestitures, joint ventures and co-investments. The success of any acquisition, divestiture or joint venture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits.

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

Co-investments with third parties through partnership, joint ventures, or other entities, may involve non-controlling, illiquid interests and limited decision-making authority. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

We have had, and may have in the future, situations where acquisitions, divestitures or joint ventures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, which has, and may in the future, negatively impacted the company’s business, results of operations or financial condition.

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

We are in the midst of implementing an upgrade to our ERP system to a more robust platform. The upgrade of the ERP system is designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of the upgrade to the ERP system requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our financial and operating processes. We may not be able to implement the ERP system upgrade successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to implement the ERP system upgrade as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our financial condition, results of operations and cash flows could be negatively impacted.

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

During fiscal years 2018 through 2022, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers.

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

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 54.5% of sales during Fiscal 2022. Our largest customer, Walmart/Sam’s Club, accounted for 21.7% during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

A. Ryals McMullian Age 53 President and Chief Executive Officer

Mr. McMullian was elected president and chief executive officer in May 2019. Previously, he served as chief operating officer from July 2018 until May 2019. Mr. McMullian served as chief strategy officer from May 2017 to July 2018, and as vice president of mergers and acquisitions and deputy general counsel from 2015 until 2017. Mr. McMullian served as vice president and associate general counsel from 2011 until 2015 and as associate general counsel from 2003, when he joined the company, until 2011.

R. Steve Kinsey Age 62 Chief Financial Officer and Chief Accounting Officer

Mr. Kinsey was named chief financial officer (“CFO”) and chief accounting officer (“CAO”) in April 2020. Previously, he served as executive vice president, CFO and chief administrative officer from May 2017 to April 2020. Mr. Kinsey served as executive vice president and CFO from 2008 until 2017, and as senior vice president and CFO from 2007 to 2008. Prior to those appointments, Mr. Kinsey served in various accounting roles since joining the company in 1989.

Heeth Varnedoe IV Age 56 Chief Operating Officer

Mr. Varnedoe was named chief operating officer effective January 1, 2023. He previously served as chief transformation officer from December 2020 until January 2023, senior vice president of DSD Regions/Sales from August 2017 until December 2020, and president of Flowers’ Phoenix, Arizona bakery from January 2016 to August 2017. Mr. Varnedoe joined Flowers in 1990 and held a number of positions before leaving the company in 2000 to pursue other business interests. He rejoined Flowers in 2012.

Robert L. Benton, Jr. Age 65 Executive Vice President of Network Optimization

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

Mark Chaffin Age 52 Chief Information Officer

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

H. Mark Courtney Age 62 Chief Brand Officer

Mr. Courtney was named chief brand officer in July 2020. He previously served as president of the Fresh Packaged Bread Business Unit from May 2019 to July 2020, senior vice president of retail accounts from May 2017 to May 2019, and senior vice president of sales from June 2008 to May 2017. Prior to that, Mr. Courtney served in various sales positions since joining the company in 1983.

Cindy L. Cox Age 56 Chief Human Resources Officer

Ms. Cox joined Flowers as chief human resources officer in February 2023. Before joining Flowers, she served as vice president of human resources for the Refrigeration segment of Carrier Corporation, the leading global provider of healthy, safe, sustainable, and intelligent building and cold chain solutions (“Carrier”), since July 2017. During her 27-year tenure with Carrier and Pratt & Whitney, she held multiple human resources roles of increasing scale and responsibility.

Debo Mukherjee Age 55 Chief Marketing Officer

Mr. Mukherjee joined Flowers as chief marketing officer in October 2017. Before joining Flowers, Mr. Mukherjee was founder and owner of Intacta Consulting Group, LLC, a marketing consulting firm, since 2015. Prior to that, he served as CEO of Redco Foods, Inc. from 2011 to 2015 and held marketing roles at Mars Inc., Unilever, H.J. Heinz Co. and The Hershey Company.

David M. Roach Age 53 Chief Strategic Projects Officer

Mr. Roach was named chief strategic projects officer in August 2022. He previously served as president of cake operations from July 2020 until August 2022, president of the Snacking/Specialty Business Unit from May 2017 to July 2020, and senior vice president of organics from September 2015 until May 2017. Mr. Roach served in various sales and management positions since joining the company in 1992.

Name, Age and Office	Business Experience

Stephanie B. Tillman Age 52 Chief Legal Counsel

Ms. Tillman was named chief legal counsel and corporate secretary effective January 2020. Previously, she served as vice president, chief compliance officer, and deputy general counsel from April 2011 to January 2020. Prior to that, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

D. Keith Wheeler Age 59 Chief Sales Officer

Mr. Wheeler was named chief sales officer in May 2017. Previously, he served as president of Flowers Bakeries from July 2014 until May 2017. Prior to that, Mr. Wheeler served in various leadership roles, including regional senior vice president, regional controller, and bakery president. He joined the company in 1988.

Tom Winters Age 59 Chief Supply Chain Officer

Mr. Winters joined Flowers as chief supply chain officer in April 2022. Before joining Flowers, he served as senior vice president of supply chain at PepsiCo, overseeing supply chain functions for two of the company's North American divisions. During his 19-year tenure at PepsiCo, he also held a number of operations and production roles with responsibility for the management of internal plants, warehouses, and contract manufacturers. He began his career with Proctor and Gamble in 1988, serving in a number of operational leadership roles at production facilities in the U.S. and Puerto Rico until joining PepsiCo in 2003.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our principal executive offices are company owned and located in Thomasville, Georgia. The company also leases properties that are used for shared services functions and our IT group and owns several properties for our corporate offices. The company also has an additional shared services center in Phoenix, Arizona.

We operate 46 bakeries across the continental U.S. Each of the listed bakeries is company owned except for Modesto, California and Philadelphia, Pennsylvania. We believe that our bakeries have adequate production utilization and can meet the current operational requirements for the operation of the business. Additionally, across the continental U.S. in the markets we serve, we own approximately 140 warehouse/distribution centers and lease approximately 480 warehouse/distribution centers.

The table below sets forth the production and sales operations in our bakeries:

Alabama	Kansas	Tennessee
Birmingham (PS)	Lenexa (PS)	Cleveland (P)
Montgomery (P)	Kentucky	Crossville (PS)*
Tuscaloosa (P)	Bardstown (PS)	Knoxville (PS)
Arizona	London (PS)*	Texas
Mesa (PS)*	Louisiana	Denton (PS)
Tolleson (P)	Baton Rouge (PS)	El Paso (PS)
Arkansas	Lafayette (P)	Houston (P)
Batesville (PS)	New Orleans (PS)	Houston (PS)
Texarkana (P)	Maine	San Antonio (PS)
California	Lewiston (P)	Tyler (PS)
Modesto (Leased) (PS)	Lewiston (PS)	Utah
Colorado	Nevada	West Jordan (PS)
Johnstown (P)	Henderson (PS)	Virginia
Florida	North Carolina	Lynchburg (P)
Bradenton (PS)	Goldsboro (PS)	Norfolk (PS)
Jacksonville (PS)	Jamestown (PS)
Lakeland (PS)	Newton (PS)
Miami (PS)	Oregon
Georgia	Milwaukie (PS)
Atlanta (P)	Pennsylvania
Savannah (PS)	Oxford (PS)
Suwanee (P)	Philadelphia (Leased) (PS)
Thomasville (PS)
Tucker (P)
Villa Rica (PS)
P - Production Only
PS - Production and Sales
*Only thrift store sales

We believe our facilities are well-maintained and adequate, that they are being appropriately utilized and that they have sufficient production utilization for their present intended purposes. Utilization is actual labor time as a percent of available hours of production in a week (based on 120 hours/week for three shifts). On a consolidated basis during Fiscal 2022, our average quarterly production utilization ranged from 92% to 97% across all bakeries. During heightened periods of demand, the company can improve utilization by streamlining production with longer production runs and fewer differentiated products produced. Production utilization is not materially different when a sales facility is also located at the bakery.

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

Holders

As of February 16, 2023, there were approximately 3,281 holders of record of the company’s common stock.

Dividends

The payment of dividends is subject to the discretion of the company’s Board. The Board bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Purchases of Equity Securities by the Issuer

The company did not purchase any shares of its common stock during the fourth quarter of Fiscal 2022.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 30, 2017 through December 31, 2022 the last day of our 2022 fiscal year.

Comparison of Cumulative Five Year Total Return

$200
$150
$100
$50
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Flowers Foods, Inc.
S&P 500 Index
S&P 500 Packaged Foods & Meats Index
S&P MidCap 400 Index

	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022
FLOWERS FOODS INC	100.00	98.11	120.67	130.00	163.32	176.34
S&P 500 INDEX	100.00	94.80	126.06	148.85	191.58	156.88
S&P 500 PACKAGED FOODS & MEATS INDEX	100.00	81.05	106.09	111.04	125.56	137.34
S&P MIDCAP 400 INDEX	100.00	88.01	112.15	127.54	159.12	138.34

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 30, 2017. Flowers Foods’ share price is also indexed to $100 at December 30, 2017.

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
•
Results of operations — an analysis of the company’s consolidated results of operations for Fiscal 2022 compared to Fiscal 2021 as presented in the Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 for a discussion of the results of operations for Fiscal 2021 compared to Fiscal 2020.
•
Liquidity, capital resources and financial position — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2022 and Fiscal 2021 each consisted of 52 weeks and Fiscal 2023 will also consist of 52 weeks. Furthermore, comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years in the fourth quarter). Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	Fiscal 2022	Fiscal 2021	Footnote
	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Business process improvement consulting costs	$33,169	$31,293	Note 2
Plant closure costs and impairment of assets	7,825	—	Note 2
Gain on sale, severance costs, and lease termination (gain) loss	(4,390)	(2,644)	Note 12, 13
FASTER Act and loss on inferior ingredients	236	944	Note 4
Acquisition-related costs	12,518	—	Note 2
Acquisition consideration adjustment	—	3,400	Note 12
Legal settlements and related costs	7,500	23,089	Note 22
Loss on extinguishment of debt	—	16,149	Note 14
Pension plan settlement loss	—	403	Note 20
Multi-employer pension plan withdrawal costs	—	3,300	Note 20
	$56,858	$75,934

Business process improvement consulting costs related to the transformation strategy initiatives. In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. These initiatives are further discussed in Item 1., Business, of this Form 10-K. The expensed portion of the consulting costs related to both the ERP upgrade and digital strategy initiatives incurred in Fiscal 2022 and Fiscal 2021 was $33.2 million and $31.3 million, respectively, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Plant closure costs and impairment of assets. On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery, which, produced bread and bun products, ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million in the third quarter of Fiscal 2022. The severance payments were substantially complete as of December 31, 2022. As a result of the manufacturing line closures, the union participants of the IAM National Pension Fund (the "IAM Fund") at the Phoenix, Arizona bakery will withdraw from the IAM Fund. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred based on the final IAM Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the first quarter of Fiscal 2022, the company decided to sell two of the twenty-seven warehouses acquired at the end of Fiscal 2021, as further discussed below, and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

Gain on sale, severance costs, and lease termination (gain) loss. In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million. In the fourth quarter of Fiscal 2022, the company completed the lease buyouts and subsequent sale of two aircrafts and recorded gains on these sales totaling $6.1 million. These amounts are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. Lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments were completed in January 2023.

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

Food allergen compliance costs and loss on inferior ingredients. In the fourth quarter of Fiscal 2022, the company recognized $2.0 million of compliance costs associated with the Food, Allergy Safety, Treatment, Education, and Research Act (the FASTER Act) signed into law on April 23, 2021 and effective on January 1, 2023. The FASTER Act declared sesame as the ninth major food allergen recognized by the U.S. and requires, among other things, all food products containing sesame (or products produced on the same equipment as products containing sesame) to list it in the ingredients statement or in a separate allergen statement on the packaging. The costs were mostly attributable to write-offs of obsolete packaging and are recorded in our Consolidated Statements of Income.

In the fourth quarter of Fiscal 2021, the company issued a voluntary recall on certain Tastykake multi-pack cupcakes sold in eight states and certain Tastykake Krimpets distributed to retail customers throughout the U.S. due to the potential presence of tiny fragments of metal mesh wire. The recall was initiated following notification by a vendor of the possible contamination in a supplied ingredient. The company incurred costs of $1.8 million related to the recall in Fiscal 2021 and received a full reimbursement for the loss in the fourth quarter of Fiscal 2022.

In the first quarter of Fiscal 2021, we incurred an additional $0.1 million of costs related to receiving inferior ingredients used in the production of certain of our gluten-free products in the previous year. In the third quarter of Fiscal 2021, we received reimbursements of approximately $1.0 million for these previously incurred costs. These costs and related reimbursements are recorded in our Consolidated Statements of Income.

Acquisition-related costs. On December 13, 2022, the company announced it had entered into a definitive agreement to acquire Papa Pita, a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads. Founded in 1983, Papa Pita operates one facility in West Jordan, Utah. Its primary brands include Papa Pita, Great Grains, Bubba's Bagels, and Maya's Tortillas. Additionally, Papa Pita has a significant co-manufacturing business as well as direct-store-distribution in the western U.S. The acquisition closed on February 17, 2023 and the company funded the transaction with cash on-hand and from existing credit facilities. The company incurred $0.9 million of acquisition-related costs associated with the acquisition in Fiscal 2022 and anticipates additional costs to be incurred in the first quarter of Fiscal 2023.

In the third quarter of Fiscal 2022, we incurred $11.6 million in costs from the pursuit of an acquisition that failed to materialize. In addition to customary acquisition costs, we incurred $8.4 million related to realized foreign currency exchange losses. Although the majority of the target company's sales were made in the U.S., the target company's foreign domicile required us to convert funds from U.S. dollars to complete the transaction. Following that conversion, a significant strengthening of the U.S. dollar relative to the target company's currency resulted in the foreign currency exchange loss upon conversion back into U.S. dollars following the failure of the deal.

Acquisition-related costs are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

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

Acquisition consideration adjustment. In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale. In Fiscal 2021, there was a tax determination that the selling shareholders owed additional taxes of approximately $3.4 million and the Company recorded this cost in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income in Fiscal 2021. During Fiscal 2022, the company reached a settlement and made a partial payment and anticipates making the final payment in Fiscal 2023.

Legal settlements and related costs. During the second and third quarters of Fiscal 2022, we reached agreements to settle certain distributor-related litigation in the aggregate amount of $7.5 million, inclusive of attorney fees. The settlement accrued for in the second quarter of Fiscal 2022 was paid in the third quarter of Fiscal 2022.

In Fiscal 2021, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $16.5 million. The payment was made in the second quarter of Fiscal 2022. The settlement also required a phased repurchase of approximately 75 distribution rights, which the company estimated would cost approximately $6.6 million. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and these repurchases were complete by the end of January 2023.

All amounts related to legal settlements and related costs are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. At December 31, 2022, $5.9 million of settlements were accrued (inclusive of obligations for repurchase of distribution rights).

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

Multi-employer pension plan withdrawal costs. On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “Fund”) at our Birmingham, Alabama plant voted to withdraw from the Fund in the most recent collective bargaining agreement. The withdrawal was effective, and the union participants became eligible to participate in the Flowers Foods, Inc. 401(k) Retirement Savings Plan, on December 1, 2021, which resulted in the recognition of a pension plan withdrawal liability of $3.3 million (including transition payments) in our Consolidated Statements of Income. The transition payments were paid in December 2021 and the withdrawal liability was paid in April 2022.

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with Fiscal 2022 sales of $4.8 billion. We operate in the highly competitive fresh bakery market. Our product offerings include a wide range of fresh breads, buns, rolls, snack items and tortillas, as well as frozen breads and rolls, which we produce at 46 plants in 19 states. Our products are sold under leading brands such as Nature’s Own, Dave’s Killer Bread, Canyon Bakehouse, Tastykake, Mrs. Freshley’s, and Wonder. Item 1., Business, of this Form 10-K for additional information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Impact of the Inflationary Economic Environment, Other Macroeconomic Factors, and COVID-19 on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the COVID-19 pandemic on our business as further discussed in Item 1., Business, of this Form 10-K.

Summary of Operating Results, Cash Flows and Financial Condition:

Our results in Fiscal 2022 continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. Remote and hybrid-work arrangements spurred by the pandemic endured in Fiscal 2022 which resulted in greater at-home food consumption than in pre-pandemic periods. We experienced significant input cost inflation for commodities and transportation, and, to a lesser extent, for labor in Fiscal 2022 which partially offset this benefit. We expect these inflationary pressures to continue in Fiscal 2023. To mitigate the ongoing cost pressures, we implemented price increases in Fiscal 2022 and in early Fiscal 2023.

Sales increased 11.0% in Fiscal 2022 compared to Fiscal 2021 primarily due to inflation-driven pricing actions that contributed to positive price/mix of 15.4%. This increase was partially offset by volume declines of 4.4%. Targeted sales rationalization and production constraints from supply chain disruptions contributed to the lower volumes. Our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well as these brands all experienced double-digit sales growth from positive price/mix.

Income from operations for Fiscal 2022 was $303.2 million, an increase of 2.8% as compared to the prior year. The increase resulted from sales increases from positive pricing actions, lower workforce-related incentive compensation expense year over year, and decreased legal settlement charges. These items were mostly offset by significant cost inflation for input and transportation costs, lower production volumes year over year, and the acquisition and plant closure costs incurred in the current year.

Net income was $228.4 million for Fiscal 2022, an increase of 10.8% as compared to the prior year. The improvement in the current year resulted primarily from the $16.1 million loss on extinguishment of debt ($12.1 million net of tax) recognized in the prior year and increased income from operations year over year.

In Fiscal 2022, we generated net cash flows from operations of $360.9 million and invested $169.1 million in capital expenditures (inclusive of $61.3 million for the ongoing ERP upgrade) and $9.0 million in a cost-method investment as further discussed below. Additionally, we made stock repurchases of $34.6 million and paid $186.5 million in dividends to our shareholders. Our cash and cash equivalents balance as of December 31, 2022 was $165.1 million. In Fiscal 2022, we amended our accounts receivable securitization facility (the “AR facility”) to, among other things, extend the maturity date to September 27, 2024. At December 31, 2022, all of our outstanding debt obligations were fixed rate debt. Additionally, on May 26, 2022, the Board of Directors increased the company's share repurchase authorization by 20.0 million shares.

In Fiscal 2021, we generated net cash flows from operations of $344.6 million, invested $136.0 million in capital expenditures and purchased a portfolio of leased warehouses for $64.7 million. Additionally, we reduced our total indebtedness by $81.9 million and paid $175.9 million in dividends to our shareholders in Fiscal 2021. On March 9, 2021, we issued the 2031 notes and used the net proceeds from the offering to complete the early redemption of our outstanding 2022 notes and for other debt repayments. Cash and cash equivalents at January 1, 2022 was $185.9 million.

During the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified.

On February 17, 2023, subsequent to the end of Fiscal 2022, the company completed the acquisition of Papa Pita and funded the purchase with cash on-hand and a drawdown on our credit facility. The credit facility is variable rate debt and exposes the company to greater interest rate risk.

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets. The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in Fiscal 2022 are discussed above in the “Matters Affecting Comparability” section.

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

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting unit. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair value of our reporting unit exceeded its carrying value in excess of $4.6 billion in Fiscal 2022. A 1% decrease in the discount rate would increase the fair value of the reporting unit by $1.1 billion and a 1% increase in the discount rate would decrease the fair value by $0.9 billion. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for Fiscal 2022 or 2021.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. No impairment charges related to amortizing intangible assets were recorded in Fiscal 2022 or 2021.

As of December 31, 2022, the company also owns trademarks acquired through acquisitions with a total carrying value of $127.1 million that are indefinite-lived intangible assets not subject to amortization. The company evaluates the recoverability of intangible assets not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to Fiscal 2019, and with limited exceptions, for years prior to 2018 in state jurisdictions.

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

The pension plan’s investment committee, which consists of certain members of management, establishes investment guidelines and regularly monitors the performance of the plan’s assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plan is to preserve the plan’s capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plan’s assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plan’s assets to the targeted allocation when considered appropriate. The asset allocation for Plan No. 2 as of December 31, 2022 is equal to 0-70% equity securities, 30-100% fixed-income securities, and 0-10% short-term investments and cash. For the details of our pension plan assets, see Note 20, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses. Based on these factors, the long-term rate of return assumption for Plan No. 2 was set at 5.9% for Fiscal 2022 and is unchanged for Fiscal 2023.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2019, the SOA published its final report on their “standard” mortality table (“Pri-2012”). For purposes of measuring pension benefit obligations of Plan No. 2, the company used a blue color adjustment to the Pri-2012 base table and a projection scale of MP-2021. No other collar adjustments are applied for any other plans. In addition, contingent annuitant mortality rates are applied for surviving spouses after the death of the original retiree.

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

In Fiscal 2023, the company does not expect to make any cash contributions to Plan No. 2 and expects to pay $0.3 million in nonqualified pension benefits from corporate assets.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the expected attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are time-based stock awards that vest over a period of three years. See Note 18, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information. In early Fiscal 2023, the company granted stock awards to certain employees. The company expects stock-based compensation expense for Fiscal 2023 to be relatively consistent with Fiscal 2022. This estimate is inclusive of an additional $1.5 million of expense anticipated to be recognized in the first quarter of Fiscal 2023 due to the payout for the Fiscal 2021 grant currently trending at 125% of target.

Commitments and contingencies. The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, including lawsuits related to the independent distributors, which are being handled and defended in the ordinary course of business. Loss contingencies are recorded at the time it is probable an asset is impaired or a liability has been incurred and the amount can be reasonably estimated. For litigation claims, the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss. Losses are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Results of Operations

Consolidated Results - Fiscal 2022 compared to Fiscal 2021

The company’s results of operations, expressed as a percentage of sales, are set forth below for Fiscal 2022 and Fiscal 2021:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales	$4,805,822	$4,330,767	100.0	100.0	$475,055	11.0
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,501,995	2,175,247	52.1	50.2	326,748	15.0
Selling, distribution, and administrative expenses	1,850,594	1,719,797	38.5	39.7	130,797	7.6
FASTER Act and loss on inferior ingredients	236	944	0.0	0.0	(708)	NM
Plant closure costs and impairment of assets	7,825	—	0.2	—	7,825	NM
Multi-employer pension plan withdrawal costs	—	3,300	—	0.1	(3,300)	NM
Depreciation and amortization	141,957	136,559	3.0	3.2	5,398	4.0
Income from operations	303,215	294,920	6.3	6.8	8,295	2.8
Other components of net periodic pension and postretirement benefits credit	(773)	(405)	(0.0)	(0.0)	(368)	NM
Pension plan settlement loss	—	403	—	0.0	(403)	NM
Interest expense, net	5,277	8,001	0.1	0.2	(2,724)	(34.0)
Loss on extinguishment of debt	—	16,149	—	0.4	(16,149)	NM
Income before income taxes	298,711	270,772	6.2	6.3	27,939	10.3
Income tax expense	70,317	64,585	1.5	1.5	5,732	8.9
Net income	$228,394	$206,187	4.8	4.8	$22,207	10.8
Comprehensive income	$227,281	$202,350	4.7	4.7	$24,931	12.3

NM – the computation is not meaningful

Percentages may not add due to rounding.

Sales

	Fiscal 2022		Fiscal 2021
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$3,139,220	65.3	$2,874,714	66.4	9.2
Other	1,666,602	34.7	1,456,053	33.6	14.5
Total	$4,805,822	100.0	$4,330,767	100.0	11.0

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	14.3	18.1	15.4
Volume*	(5.1)	(3.6)	(4.4)
Total percentage point change in sales	9.2	14.5	11.0

* Computations above are calculated as follows:
Price/Mix $ = Current fiscal year units x change in price per unit
Price/Mix % = Price/Mix $ ÷ Prior fiscal year Sales $

Volume $ = Prior fiscal year price per unit x change in units
Volume % = Volume $ ÷ Prior fiscal year Sales $

The company disaggregates its sales into two categories, Branded Retail and Other. This aligns with our brand-focused strategy to drive above-market growth via innovation and focusing on higher margin products. The Other category includes store branded retail and non-retail sales (foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing).

Sales increased significantly year over year primarily due to positive pricing actions implemented during the latter half of Fiscal 2021 and throughout Fiscal 2022 to mitigate considerable cost inflation. Volume declines partially offset the increase. Our mix of Branded Retail sales to total sales of 65.3% for Fiscal 2022 decreased modestly as compared to 66.4% for Fiscal 2021, but continued to exceed pre-pandemic levels (60.1% for Fiscal 2019). Volume decreases in Branded Retail and non-retail sales were partially offset by modest volume growth in store branded retail products. We continued to implement our portfolio strategy of shifting more of our sales to higher margin, value-added branded retail products. This shift in focus resulted in increased rationalization of store branded retail and non-retail products, which combined with supply chain disruptions and labor shortages, contributed to the volume decreases. Improved promotional efficiency (measurement of a promotion’s impact on operating performance) in the current year also contributed to the sales increase. The promotional environment remained relatively stable during Fiscal 2022, however this trend may not continue in future periods.

We anticipate our Fiscal 2023 sales will be positively impacted by the benefit of price increases implemented during Fiscal 2022 and at the beginning of Fiscal 2023, and the Papa Pita acquisition completed in February 2023, however, this benefit could be offset to some extent by changes in consumer buying patterns which are unpredictable.

Branded Retail Sales

Branded Retail sales grew substantially year over year due to favorable price/mix resulting from price increases and improved promotional efficiency, partially offset by volume declines, most notably in branded cake items and branded traditional loaf bread products. Branded cake volumes were negatively impacted by targeted sales rationalization, supply chain disruptions, and labor shortages during Fiscal 2022. Volume declines in branded traditional loaf breads resulted partially from consumer demand shifting to store branded products.

Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, all experienced double-digit sales growth due to inflation-driven price increases and, to a much lesser extent, volume growth, although volumes were pressured by the impact of supply chain disruptions. In Fiscal 2022, we introduced Nature's Own Hawaiian loaf bread, Nature's Own Perfectly Crafted Sourdough loaf bread, DKB Organic Everything Bread, and Canyon Bakehouse Gluten-Free Brioche and Hawaiian dinner roll varieties, among other new products. Additionally, in Fiscal 2022, we introduced new varieties of DKB snack bars and, in December, announced the nationwide rollout of certain varieties. Previously, the DKB snack bars were only available for purchase in certain test markets or from our consumer testing website. In early Fiscal 2023, we launched DKB Crunchy Snack Bites in test markets. The DKB snack bars and snack bites are part of an initiative to extend our presence beyond the traditional bread category and into the snacking category.

Other Sales

Sales in the Other sales category increased considerably year over year due to price increases implemented to mitigate inflationary pressures. Volumes declined due to targeted sales rationalization, softer demand for our foodservice and restaurant products, and supply chain disruptions. Volume growth in store branded white loaf breads partially offset these declines as consumer demand shifted from branded retail products to store branded products. Sales of our store branded retail products had been declining prior to the pandemic and we experienced an acceleration of this trend during the prior two fiscal years. This trend started to reverse in the second quarter of Fiscal 2022 and the reversal expanded in the third and fourth quarters of Fiscal 2022. However, store branded retail sales continue to compose a smaller portion of our total sales mix as compared to pre-pandemic levels.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2022 % of sales	Fiscal 2021 % of sales	Change as a % of sales
Ingredients and packaging	31.8	28.1	3.7
Workforce-related costs	13.8	14.9	(1.1)
Other	6.5	7.2	(0.7)
Total	52.1	50.2	1.9

Overall, costs increased significantly year over year as a percent of sales due to considerable input cost inflation. In Fiscal 2022, inflation impacted all ingredient and packaging items, and most significantly flour costs, which outpaced the sales price increases. Increases in finished goods inventory year over year also resulted in higher ingredient and packaging costs. We anticipate that input costs will remain volatile in Fiscal 2023. Although workforce-related costs did not increase at the same rate as the sales price increases and decreased as a percent of sales year over year, the competitive labor market continues to impact our operations and we expect this trend to continue. Lower incentive compensation costs year over year, partly due to prior year appreciation bonuses for frontline workers of $4.0 million, also contributed to reduced workforce-related costs. The Other line item reflects reduced outside purchases of product (sales with no associated ingredient costs) and the impact of timing differences of the sell-through of product inventories, net of reduced manufacturing efficiencies and lower production volumes. Similar to workforce-related costs, other costs did not increase at the same rate as the sales price increases.

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

We continually monitor the markets for ingredients and packaging materials, the prices of which have fluctuated widely, and may continue to do so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. Ingredient and packaging costs are currently experiencing significant volatility and are expected to remain volatile during Fiscal 2023. To manage the impact of volatility in certain raw material prices, we enter into forward purchase agreements and other financial instruments. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings. We currently anticipate ingredient and packaging costs to be a headwind in the first half of Fiscal 2023 relative to Fiscal 2022.

Selling, Distribution, and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2022 % of sales	Fiscal 2021 % of sales	Change as a % of sales
Workforce-related costs	10.8	11.4	(0.6)
Distributor distribution fees	14.6	14.9	(0.3)
Other	13.1	13.4	(0.3)
Total	38.5	39.7	(1.2)

Sales price increases and lower incentive compensation and employee fringe benefit costs year over year more than offset wage inflation rates resulting in lower workforce-related costs as a percent of sales. Prior year appreciation bonuses paid to frontline workers of $1.7 million also contributed to the lower workforce-related costs. The appreciation bonuses were in addition to the company’s annual performance-based cash incentive plan in which all Flowers employees participate. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. However, this decrease was more than offset by the substantial rise in transportation costs which is reflected in the Other line item.

The decrease in the Other line item reflects the $15.6 million decrease in legal settlements and related costs year over year and the $3.4 million prior year acquisition consideration adjustment in the prior year. Increases in gains on sales of assets also contributed to the overall decrease in costs. Partially offsetting these items were $12.5 million of acquisition-related costs incurred in the current year and increased transportation costs. See the “Matters Affecting Comparability” section above for a discussion of legal settlements and related costs, the prior year acquisition consideration adjustment, and acquisition-related costs. Additionally, See Note 22, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal settlements. The company anticipates increased marketing expense in Fiscal 2023 to support the nationwide launch of our DKB snack bars.

FASTER Act and Loss on Inferior Ingredients, Plant Closure Costs and Impairment of Assets, and Multi-Employer Pension Plan Withdrawal Costs

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased as a percent of sales due to price increases we have implemented, but increased in dollars primarily due to assets placed in service in the current year and depreciation associated with twenty-seven leased warehouses purchased at the end of Fiscal 2021, two of which were moved to assets held for sale in the first quarter of Fiscal 2022. The company anticipates depreciation and amortization expense will increase in Fiscal 2023 partly due to the Papa Pita acquisition and the ERP upgrade.

Income from Operations

Income from operations increased in dollars but decreased as a percent of sales year over year. The decrease as a percent of sales resulted primarily from significant input cost inflation and the plant closure costs incurred in the current year, partially offset by reduced selling, distribution, and administrative expenses and prior year multi-employer pension plan withdrawal costs.

Pension Plan Settlement Loss

As discussed in the “Matters Affecting Comparability” section above, we recognized $0.4 million of non-cash pension plan settlement charges in Fiscal 2021 associated with Plan No. 2.

Net Interest Expense

Year over year, net interest expense (exclusive of the portion related to the loss on extinguishment of debt discussed below) decreased in dollars and as a percent of sales primarily due to the lower interest rate on the 2031 notes as compared to the 2022 notes that were redeemed in the first quarter of Fiscal 2021 and, to a lesser extent, lower average amounts outstanding under our borrowing arrangements.

Loss on Extinguishment of Debt

In the first quarter of Fiscal 2021, we completed the redemption of the outstanding 2022 notes and incurred a loss of $16.1 million due to the make-whole provision of $15.4 million and the write-off of unamortized debt discount and debt issuance costs totaling $0.7 million as further discussed in the “Matters Affecting Comparability” section above.

Income Tax Expense

The effective tax rate for Fiscal 2022 was 23.5% compared to 23.9% in the prior year. The decrease in the rate year over year was primarily due to windfalls on stock-based compensation awards that vested in Fiscal 2022. For the current year, the primary differences in the effective rate and the statutory rate related to state income taxes and windfalls on the vesting of stock-based compensation awards in the current year. The primary differences in the effective rate and statutory rate for the prior year were state income taxes.

The Inflation Reduction Act ("IRA") did not have a material impact on the effective tax rate for Fiscal 2022 and there is no anticipated material impact on the effective tax rate in future periods.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from the increase in net earnings and changes in the fair value of derivatives.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths. Furthermore, we strive to maintain a conservative financial position as we believe it allows us flexibility to make investments and acquisitions and is a strategic competitive advantage. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and obligated debt repayments. We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements. The company’s strategy for allocating excess cash flows includes:

•
implementing our strategic priorities, including our transformation strategy initiatives;
•
paying dividends to our shareholders;
•
maintaining a conservative financial position;
•
making strategic acquisitions; and
•
repurchasing shares of our common stock.

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows in Fiscal 2022, volatility in global and U.S. economic environments could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns which could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, workforce availability, and our ability to implement additional pricing actions to offset rising inflation, among other risks.

In light of the potential risks detailed above associated with the current inflationary economic environment and the ongoing pandemic, the company has taken actions to safeguard its capital position. In the first quarter of Fiscal 2021, we issued the 2031 notes and used the net proceeds from the offering to redeem in full the outstanding 2022 notes, extending the earliest maturity date of our non-revolving debt to 2026. If the company were to experience a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments and the pandemic. The company had total available liquidity of $852.3 million as of December 31, 2022, consisting of cash on hand and the available balances under the credit facility and the AR facility.

We expect the transformation strategy initiatives will require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 32% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. Previously, these costs were estimated to be approximately $275 million. The increase in estimated costs resulted from expanding the project scope and anticipation of greater reliance on external resources for bakery deployments due to labor constraints. As of December 31, 2022, we have incurred costs related to the project of approximately $153 million. In Fiscal 2023, we expect costs for the upgrade of our ERP system (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) to be approximately $80 million to $90 million. Costs related to our digital initiatives are more fluid and cannot currently be estimated. See Item 1A., Risk Factors, “We may experience difficulties in designing and implementing the upgrade of our ERP system.”

On February 17, 2023, we funded the purchase price of the Papa Pita transaction with cash on hand and from our credit facilities.

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

Key items impacting our liquidity, capital resources and financial position in Fiscal 2022 and 2021:

Fiscal 2022:

•
Generated $360.9 million of net cash from operating activities.
•
Paid dividends to our shareholders of $186.5 million.
•
Invested in our business through capital expenditures of $169.1 million (inclusive of $61.3 million of capital expenditures, including amounts recognized in accounts payable at year end, for the ERP upgrade).
•
Repurchased $34.6 million of our common stock.
•
Incurred business process improvement consulting costs of $33.2 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

Fiscal 2021:

•
Generated $344.6 million of net cash from operating activities.
•
Paid dividends to our shareholders of $175.9 million.
•
Reduced our total debt outstanding $81.9 million.
•
Invested in our business through capital expenditures of $136.0 million (inclusive of $23.0 million of capital expenditures, including amounts recognized in accounts payable at year end, for the ERP upgrade) and purchase of leased warehouses of $64.7 million.
•
Incurred business process improvement consulting costs of $31.3 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $165.1 million at December 31, 2022 and $185.9 million at January 1, 2022. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2022	Fiscal 2021
Cash flows provided by operating activities	$360,889	$344,610
Cash disbursed for investing activities	(151,088)	(191,438)
Cash disbursed for financing activities	(222,167)	(274,777)
Effect of exchange rates in cash	(8,371)	—
Total change in cash	$(20,737)	$(121,605)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2022	Fiscal 2021
Depreciation and amortization	$141,957	$136,559
Loss on foreign currency exchange rates	8,371	—
Impairment of assets	3,897	—
Stock-based compensation	25,822	21,343
Allowances for accounts receivable	8,518	6,071
Deferred income taxes	1,446	6,777
Gain reclassified from accumulated comprehensive income to net income	(5,813)	(2,115)
Other non-cash items	(708)	3,795
Net non-cash adjustment to net income	$183,490	$172,430

•
Refer to the Acquisition-related costs (loss on foreign currency exchange rates) and Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above regarding these items.
•
For Fiscal 2022 and 2021, deferred income tax activity was primarily composed of changes in temporary differences year over year.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.7 million related to the write-off of unamortized costs upon the early redemption of the 2022 notes in the first quarter of Fiscal 2021), activity in the allowances for inventory obsolescence, and gains or losses on the sale of assets.

Net cash for working capital requirements and pension plan contributions included the following items (amounts in thousands):

	Fiscal 2022	Fiscal 2021
Changes in accounts receivable, net	$(55,420)	$(10,600)
Changes in inventories, net	(37,396)	(9,767)
Changes in hedging activities, net	(224)	(4,967)
Changes in other assets and accrued liabilities, net	(39,080)	(46,749)
Changes in accounts payable	82,125	38,076
Qualified pension plan contributions	(1,000)	—
Net changes in working capital and pension plan contributions	$(50,995)	$(34,007)

•
The change in accounts receivable, inventories, and accounts payable were mainly attributable to significant price increases and cost inflation in Fiscal 2022 and 2021.
•
Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program, although the degree and financial impact cannot be estimated.

•
The change in other assets primarily resulted from changes in prepaid assets, service contracts, and income tax receivable balances in each respective period. Changes in employee compensation accruals, legal settlement accruals, and payroll tax deferrals under the CARES Act primarily resulted in the change in other accrued liabilities. In Fiscal 2021, we paid $1.5 million of restructuring-related cash charges. In Fiscal 2022, we accrued $7.5 million of legal settlements and paid $18.5 million, of which $16.5 million had been accrued for in the prior year. Additionally, during Fiscal 2022, we repurchased distribution rights as required by a prior year legal settlement totaling $4.3 million. In Fiscal 2021, we accrued $23.1 million of legal settlements (inclusive of distribution rights repurchase obligations) and paid $11.9 million, all of which had been accrued for in prior years. We anticipate making payments of approximately $32.6 million, including our share of employment taxes, in performance-based cash awards under our cash incentive plans in the first quarter of Fiscal 2023. During Fiscal 2022 and 2021, the company paid $43.8 million and $64.6 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s incentive plan. An additional $1.8 million and $0.4 million was paid during Fiscal 2022 and 2021, respectively, for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year. Under the CARES Act, the company deferred approximately $30.0 million of the employer share of Social Security tax for the period from the beginning of the second quarter of Fiscal 2020 through December 31, 2020 and paid approximately $15.0 million in December 2021 and the remainder in December 2022.
•
During Fiscal 2022, we made a voluntary qualified defined benefit pension plan cash contribution of $1.0 million to Plan No 2. We did not make any contributions to our qualified defined benefit pension plans in Fiscal 2021. We do not expect to make any voluntary cash contributions to our pension plans in Fiscal 2023 and expect to pay $0.3 million in nonqualified pension benefits from corporate assets. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.
Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for Fiscal 2022 and 2021 (amounts in thousands):

	Fiscal 2022	Fiscal 2021
Purchase of property, plant, and equipment	$(169,071)	$(135,964)
Purchase of leased portfolio	—	(64,689)
Principal payments from notes receivable, net of repurchases of independent distributor territories	18,829	15,276
Acquisition of trademarks	—	(10,200)
Investment in unconsolidated affiliate	(9,000)	—
Proceeds from sale of property, plant and equipment	7,681	2,995
Other	473	1,144
Net cash disbursed for investing activities	$(151,088)	$(191,438)

•
The company currently estimates capital expenditures of approximately $140.0 million to $150.0 million (inclusive of expenditures for the ERP upgrade of $20.0 million to $30.0 million) in Fiscal 2023.
•
As discussed in the Executive Overview section above, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for Fiscal 2022 and 2021 (amounts in thousands):

	Fiscal 2022	Fiscal 2021
Dividends paid, including dividends on share-based payment awards	$(186,501)	$(175,903)
Payment of financing fees	(282)	(6,022)
Stock repurchases	(34,586)	(9,510)
Change in bank overdrafts	799	261
Net change in debt obligations	—	(81,858)
Payments on financing leases	(1,597)	(1,745)
Net cash disbursed for financing activities	$(222,167)	$(274,777)

•
Our annual dividend rate increased from $0.84 per share in Fiscal 2021 to $0.88 per share in Fiscal 2022. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
In Fiscal 2022, we paid additional financing costs associated with the Fiscal 2021 amendment of the credit facility and for the amendment of the AR facility in the third quarter of Fiscal 2022. In the prior year period, we paid financing costs associated with the issuance of the 2031 notes in the first quarter of Fiscal 2021 and for the amendments of the AR facility and credit facility in the third quarter of Fiscal 2021.
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

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at December 31, 2022 and January 1, 2022. For a detailed description of our debt and right-of-use lease obligations and information regarding our distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 13, Leases, and Note 14, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 31, 2022	Maturity	December 31, 2022	January 1, 2022	Variable Rate
			(Amounts in thousands)
2031 notes	2.40%	2031	$493,994	$493,333	Fixed Rate
2026 notes	3.50%	2026	397,848	397,276	Fixed Rate
Credit facility	5.42%	2026	—	—	Variable Rate
AR facility	5.27%	2024	—	—	Variable Rate
Right-of-use lease obligations		2036	282,862	300,522
			1,174,704	1,191,131
Less: Current maturities of long-term debt and right-of-use lease obligations			(45,769)	(47,974)
Long-term debt and right-of-use lease obligations			$1,128,935	$1,143,157

Total stockholders’ equity was as follows at December 31, 2022 and January 1, 2022:

	Balance at
	December 31, 2022	January 1, 2022
	(Amounts in thousands)
Total stockholders' equity	$1,443,290	$1,411,274

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

The credit facility and AR facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of these facilities. During the third quarter of Fiscal 2021, we amended the credit facility to, among other things, extend the maturity date to July 30, 2026. During the third quarter of Fiscal 2022, we amended the AR facility to, among other things, extend the maturity date to September 27, 2024. The following table details the amounts available under the AR facility and credit facility and the highest and lowest balances outstanding under these arrangements during Fiscal 2022:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	December 31, 2022	Fiscal 2022	Fiscal 2022
	(Amounts in thousands)
AR facility	$195,600	$100,000	$—
Credit facility (1)	491,600	200,000	—
	$687,200

(1)
Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. During Fiscal 2022, the company borrowed $230.0 million in revolving borrowings under the credit facility and repaid $230.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The AR facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using these facilities will become more expensive and increase our interest expense. Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 31, 2022 and January 1, 2022, the company was in compliance with all restrictive covenants under our debt agreements.

The company has debt exposure to LIBOR under certain of its agreements, but the agreements contain LIBOR successor rate provisions to cover the discontinuance of LIBOR. The company's successor provisions as currently drafted would result in the adoption of the Secured Overnight Financing Rate (SOFR) if then determinable.

Special Purpose Entities. At December 31, 2022 and January 1, 2022, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Guarantees. In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributors.

Stock Repurchase Plan. Previously, our Board had approved a plan that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the Board increased the company's share repurchase authorization by 20.0 million shares. At the close of the company’s fourth quarter on December 31, 2022, 24.4 million shares remained under the existing authorization. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During Fiscal 2022, 1.32 million shares of the company’s common stock were repurchased under the plan at a cost of $34.6 million and during Fiscal 2021, 0.41 million shares were repurchased under the plan at a cost of $9.5 million. From the inception of the plan through December 31, 2022, 70.1 million shares have been repurchased, at a cost of $687.5 million. There were no repurchases of the company’s common stock during the fourth quarter of Fiscal 2022.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 31, 2022, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(0.5) million and is based on quoted market prices. Approximately $(0.4) million relates to instruments that will be utilized in Fiscal 2023 and the remaining $(0.1) million will be utilized in Fiscal 2024.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 31, 2022, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $4.7 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I Election of Directors”, “Directors and Corporate Governance — Directors”, “Directors and Corporate Governance — Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Directors and Corporate Governance — Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our President and CEO certified to the NYSE on June 16, 2022 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,919,189	$—	897,922
Equity compensation plans not approved by security holders	—	—	—
Total	3,919,189	$—	897,922

(1)
Includes the grant of 1,630,266 time-based restricted stock units and 2,288,923 performance-based awards. The performance-based awards assume outstanding awards vest at the maximum potential number of shares issuable and may overstate potential dilution.
(2)
Time-based restricted stock units and performance-based awards are not considered in the weighted average exercise price as these awards have no exercise price.
(3)
Assumes all unvested awards are issuable at the maximum potential number of shares issuable and may overstate potential dilution.

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. There are 82,779 deferred shares outstanding under the EPIP that will be issued at the end of the deferral period. See Note 18, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Proposal III Ratification of Appointment of Independent Registered Public Accounting Firm — Fiscal 2022 and Fiscal 2021 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report.
1.
Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2022 and January 1, 2022.

Consolidated Statements of Income for Fiscal 2022, Fiscal 2021, and Fiscal 2020.

Consolidated Statements of Comprehensive Income for Fiscal 2022, Fiscal 2021, and Fiscal 2020.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2022, Fiscal 2021, and Fiscal 2020.

Consolidated Statements of Cash Flows for Fiscal 2022, Fiscal 2021, and Fiscal 2020.

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

Ninth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 23, 2021, among Flowers Finance II, LLC, Flowers Foods, Inc., Nie10.uw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 12, 2021. File No. 1-16247).

10.19		—

Tenth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 27, 2022, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent. (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 10, 2022, File No. 1-16247).

10.20	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.21	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.22	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.23	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.24	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.25	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.26	+	—

Flowers Foods, Inc. 2005 Executive Deferred Compensation Plan, effective as of January 1, 2005 (Incorporated by reference to Exhibit 4.7 of Flowers Foods’ Registration Statement on Form S-8, dated December 29, 2008, File No. 333-156471).

Exhibit
No			Name of Exhibit
10.27	+	—

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

10.29	+	—

Form of 2021 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.29 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2021, File No. 1-16247).

10.30	+	—

Form of 2021 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.30 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2021, File No. 1-16247).

10.31	+	—

Form of 2022 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.33 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2022, File No. 1-16247).

10.32	+	—

Form of 2022 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.34 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2022, File No. 1-16247).

10.33	+*	—	Form of 2023 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.34	+*	—	Form of 2023 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
21.1	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer for the fiscal year ended December 31, 2022.

101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.

* Filed herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2023.

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

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	President and Chief Executive Officer and Director	February 22, 2023
A. Ryals McMullian

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Accounting Officer	February 22, 2023
R. Steve Kinsey

/s/ GEORGE E. DEESE	Chairman	February 22, 2023
George E. Deese

/s/ EDWARD J. CASEY, JR	Director	February 22, 2023
Edward J. Casey, Jr.

/s/ THOMAS C. CHUBB III	Director	February 22, 2023
Thomas C. Chubb III

/s/ RHONDA O. GASS	Director	February 22, 2023
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD IV	Director	February 22, 2023
Benjamin H. Griswold IV

/s/ MARGARET G. LEWIS	Director	February 22, 2023
Margaret G. Lewis

/s/ W. JAMESON MCFADDEN	Director	February 22, 2023
W. Jameson McFadden

/s/ JAMES T. SPEAR	Director	February 22, 2023
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 22, 2023
Melvin T. Stith, Ph.D.

/s/ TERRY S. THOMAS	Director	February 22, 2023
Terry S. Thomas

/s/ C. MARTIN WOOD III	Director	February 22, 2023
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Workers' Compensation Reserves

As described in Note 2 to the consolidated financial statements, the Company is self-insured for various levels of general liability, including workers’ compensation. As of December 31, 2022, self- insurance reserves totaled approximately $30.6 million, of which workers’ compensation reserves represent a portion of the total balance. Management estimates workers’ compensation reserves based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends, and projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends and industry trends related to expected losses and actual reported losses and key assumptions, including loss development factors and expected loss rates.

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

February 22, 2023

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	January 1, 2022
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$165,134	$185,871
Accounts and notes receivable, net of allowances of $18,754 and $15,398, respectively	349,477	305,196
Inventories:
Raw materials	71,058	54,458
Packaging materials	28,202	24,580
Finished goods	69,437	55,942
	168,697	134,980
Spare parts and supplies	73,614	68,479
Other	48,018	51,592
Total current assets	804,940	746,118
Property, plant and equipment:
Land	111,792	112,729
Buildings	553,606	550,947
Machinery and equipment	1,308,970	1,256,821
Furniture, fixtures and transportation equipment	184,722	184,528
Construction in progress	137,631	87,367
	2,296,721	2,192,392
Less: accumulated depreciation	(1,447,396)	(1,393,664)
	849,325	798,728
Financing lease right-of-use assets	1,778	3,476
Operating lease right-of-use assets	273,436	289,013
Notes receivable from independent distributor partners	136,882	154,310
Assets held for sale	12,493	11,369
Other assets	24,515	9,623
Goodwill	545,244	545,244
Other intangible assets, net	664,381	695,432
Total assets	$3,312,994	$3,253,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,779	1,584
Current maturities of operating leases	43,990	46,390
Accounts payable	343,380	268,500
Other accrued liabilities	175,276	203,443
Total current liabilities	564,425	519,917
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	891,842	890,609
Noncurrent financing lease obligations	116	1,910
Noncurrent operating lease obligations	236,977	250,638
Total long-term debt and right-of-use lease liabilities	1,128,935	1,143,157
Other liabilities:
Post-retirement/post-employment obligations	5,814	7,249
Deferred taxes	134,832	133,757
Other long-term liabilities	35,698	37,959
Total other long-term liabilities	176,344	178,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 17,595,619 and 17,334,804 shares, respectively	(252,613)	(232,304)
Capital in excess of par value	689,959	678,414
Retained earnings	1,004,271	962,378
Accumulated other comprehensive income	1,474	2,587
Total stockholders’ equity	1,443,290	1,411,274
Total liabilities and stockholders’ equity	$3,312,994	$3,253,313

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2022	Fiscal 2021	Fiscal 2020
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands, except per share data)
Sales	$4,805,822	$4,330,767	$4,387,991
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,501,995	2,175,247	2,196,142
Selling, distribution, and administrative expenses	1,850,594	1,719,797	1,693,387
Depreciation and amortization	141,957	136,559	141,384
Restructuring and related impairment charges	—	—	35,483
FASTER Act and loss on inferior ingredients	236	944	107
Plant closure costs and impairment of assets	7,825	—	—
Multi-employer pension plan withdrawal costs	—	3,300	—
Income from operations	303,215	294,920	321,488
Interest expense	28,921	31,534	38,790
Interest income	(23,644)	(23,533)	(26,696)
Loss on extinguishment of debt	—	16,149	—
Pension plan settlement and curtailment loss	—	403	108,757
Other components of net periodic pension and postretirement benefits credit	(773)	(405)	(74)
Income before income taxes	298,711	270,772	200,711
Income tax expense	70,317	64,585	48,393
Net income	$228,394	$206,187	$152,318
Net income per common share:
Basic:
Net income per common share	$1.08	$0.97	$0.72
Weighted average shares outstanding	211,895	211,840	211,782
Diluted:
Net income per common share	$1.07	$0.97	$0.72
Weighted average shares outstanding	213,227	213,033	212,345
Cash dividends paid per common share	$0.8700	$0.8300	$0.7900

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2022	Fiscal 2021	Fiscal 2020
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands)
Net income	$228,394	$206,187	$152,318
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	—	302	81,277
Net actuarial gain for the period	2,752	788	18,588
Current year prior service credit	—	1,661	—
Amortization of prior service (credit) cost included in net income	(135)	41	83
Amortization of actuarial loss included in net income	214	400	1,082
Pension and postretirement plans, net of tax	2,831	3,192	101,030
Derivative instruments:
Gain (loss) on effective portion of derivatives	790	(5,348)	9,298
(Gain) loss reclassified to net income	(4,734)	(1,681)	2,116
Derivative instruments, net of tax	(3,944)	(7,029)	11,414
Other comprehensive (loss) income, net of tax	(1,113)	(3,837)	112,444
Comprehensive income	$227,281	$202,350	$264,762

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 28, 2019	228,729,585	$199	$648,492	$947,046	$(106,020)	(17,215,514)	$(226,287)	$1,263,430
Net income				152,318				152,318
Derivative instruments, net of tax (Note 10)					11,414			11,414
Pension and postretirement plans, net of tax (Note 20)					101,030			101,030
Stock repurchases						(37,433)	(783)	(783)
Issuance of deferred stock awards			(651)			49,539	651	—
Amortization of stock-based compensation awards			12,855					12,855
Time-based restricted stock awards issued (Note 18)			(975)			74,204	975	—
Issuance of deferred compensation			(39)			2,943	39	—
Dividends paid on vested stock-based payments awards				(109)				(109)
Dividends paid — $0.7900 per common share				(167,161)				(167,161)
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				206,187				206,187
Derivative instruments, net of tax (Note 10)					(7,029)			(7,029)
Pension and postretirement plans, net of tax (Note 20)					3,192			3,192
Stock repurchases						(406,840)	(9,510)	(9,510)
Issuance of deferred stock awards			(636)			48,231	636	—
Amortization of stock-based compensation awards			21,343					21,343
Time-based restricted stock awards issued (Note 18)			(1,798)			136,652	1,798	—
Issuance of deferred compensation			(177)			13,414	177	—
Dividends paid on vested stock-based payments awards				(234)				(234)
Dividends paid — $0.8300 per common share				(175,669)				(175,669)
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				228,394				228,394
Derivative instruments, net of tax (Note 10)					(3,944)			(3,944)
Pension and postretirement plans, net of tax (Note 20)					2,831			2,831
Stock repurchases						(1,321,117)	(34,586)	(34,586)
Issuance of deferred stock awards			(902)			65,687	902	—
Amortization of stock-based compensation awards			25,822					25,822
Time-based restricted stock awards issued (Note 18)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 18)			(10,469)			777,773	10,469	—
Issuance of deferred compensation			(46)			3,406	46	—
Dividends paid on vested stock-based payments awards				(2,260)				(2,260)
Dividends paid — $0.8700 per common share				(184,241)				(184,241)
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2022	Fiscal 2021	Fiscal 2020
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$228,394	$206,187	$152,318
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on foreign currency exchange rates	8,371	—	—
Restructuring and related impairment charges	—	—	23,627
Depreciation and amortization	141,957	136,559	141,384
Stock-based compensation	25,822	21,343	12,855
Impairment of assets	3,897	—	—
(Gain) loss reclassified from accumulated other comprehensive income to net income	(5,813)	(2,115)	2,675
Deferred income taxes	1,446	6,777	(31,154)
Provision for inventory obsolescence	3,679	16	3,601
Allowances for accounts receivable	8,518	6,071	11,344
Pension and postretirement plans expense	629	1,306	109,823
Other	(5,016)	2,473	(924)
Qualified pension plan contributions	(1,000)	—	(7,600)
Changes in operating assets and liabilities:
Accounts receivable, net	(55,420)	(10,600)	(25,021)
Inventories, net	(37,396)	(9,767)	(1,771)
Hedging activities, net	(224)	(4,967)	15,829
Accounts payable	82,125	38,076	(5,772)
Other assets and accrued liabilities	(39,080)	(46,749)	53,250
Net cash provided by operating activities	360,889	344,610	454,464
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(169,071)	(135,964)	(97,929)
Repurchase of independent distributor territories	(8,163)	(4,585)	(3,114)
Cash paid at issuance of notes receivable	(11,860)	(12,135)	(10,660)
Principal payments from notes receivable	38,852	31,996	32,153
Acquisition of trademark	—	(10,200)	—
Proceeds from sales of property, plant and equipment	7,681	2,995	5,368
Purchase of leased warehouses	—	(64,689)	—
Investment in unconsolidated affiliate	(9,000)	—	—
Other investing activities	473	1,144	190
Net cash disbursed for investing activities	(151,088)	(191,438)	(73,992)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(186,501)	(175,903)	(167,270)
Contingent consideration	—	—	(4,700)
Payments for debt issuance costs	(282)	(6,022)	(206)
Stock repurchases	(34,586)	(9,510)	(783)
Change in bank overdrafts	799	261	3,134
Proceeds from debt borrowings	330,000	497,570	484,900
Debt obligation payments	(330,000)	(579,428)	(392,400)
Payments on financing leases	(1,597)	(1,745)	(6,715)
Net cash disbursed for financing activities	(222,167)	(274,777)	(84,040)
Effect of exchange rates on cash	(8,371)	—	—
Net (decrease) increase in cash and cash equivalents	(12,366)	(121,605)	296,432
Cash and cash equivalents at beginning of period	185,871	307,476	11,044
Cash and cash equivalents at end of period	$165,134	$185,871	$307,476
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$46	$177	$39
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$37	$79
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,559	$55,869	$16,022
Issuance of notes receivable on new distribution territories, net	$22,446	$21,008	$25,029
Distributor routes sold with deferred gains, net	$280	$241	$207
Purchase of property, plant and equipment included in accounts payable	$6,716	$9,124	$4,662
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,590	$52,620	$35,920
Income taxes paid, net of refunds of $9,797, $305 and $917, respectively	$53,044	$69,401	$68,758

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

SBT technology allows the retailer to take ownership of our products when the consumer purchases the products rather than at the time they are delivered to the retailer. Control of the inventory does not transfer upon delivery to the retailer because the company controls the risks and rights until the product is scanned at the reseller’s register. Each of the company’s products is considered distinct because the resellers expect each item to be a performance obligation. The company’s performance obligations are satisfied at the point in time when the end consumer purchases the product because each product is considered a separate performance obligation. Consequently, revenue is recognized at a point in time for each scanned item. The company has concluded that we are the principal for SBT sales.

In Fiscal 2022, 2021, and 2020, the company recorded $2.4 billion, $2.2 billion, and $2.3 billion, respectively, in sales through SBT.

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

The company disaggregates revenue by sales channel. Our sales channels are branded retail and other. The other channel includes, store branded retail, foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing. The company does not disaggregate revenue by geographic region, customer type, or contract type. All revenues are recognized at a point in time. Sales by sales channel category are as follows for Fiscal 2022, 2021, and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Branded retail	$3,139,220	$2,874,714	$2,914,072
Other	1,666,602	1,456,053	1,473,919
Total	$4,805,822	$4,330,767	$4,387,991

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2022	$15,398	$8,518	$5,152	$18,764
Fiscal 2021	$15,162	$6,071	$5,835	$15,398
Fiscal 2020	$9,473	$11,344	$5,655	$15,162

Activity in the allowance for trade accounts receivable credit losses for Fiscal 2022 and 2021 was as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Recoveries and other	Ending Balance
Fiscal 2022	$2,552	$2,270	$(2,721)	$87	$2,188
Fiscal 2021	$4,901	$596	$(1,018)	$(1,927)	$2,552
Fiscal 2020	$2,089	$2,875	$(2,319)	$2,256	$4,901

The amounts charged to expense for bad debts in the table above, inclusive of other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off. Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables. Their percentage of trade receivables was 24.3% and 19.8%, on a consolidated basis, as of December 31, 2022 and January 1, 2022, respectively. No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in Fiscal 2022, 2021, and 2020 accounted for 54.5%, 53.7% and 53.6% of sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of sales for Fiscal 2022, 2021, and 2020 was as follows:

Percent of Sales
Fiscal 2022	21.7%
Fiscal 2021	21.2%
Fiscal 2020	21.2%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories. Inventories at December 31, 2022 and January 1, 2022 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2022	$284	$3,679	$2,927	$1,036
Fiscal 2021	$1,920	$16	$1,652	$284
Fiscal 2020	$161	$3,601	$1,842	$1,920

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs. Shipping costs are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. For Fiscal 2022, 2021, and 2020, shipping costs were $1,169.0 million, $1,063.6 million, and $1,075.8 million, respectively, including the costs paid to IDPs.

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

The company voluntarily repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business. If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution, and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP. In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $15.1 million and $19.7 million at December 31, 2022 and January 1, 2022, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net gains of $3.8 million during Fiscal 2022, $1.6 million during Fiscal 2021 and $5.1 million during Fiscal 2020 related to the sale of distribution rights as a component of selling, distribution, and administrative expenses. The gains recorded during Fiscal 2021 included a loss of $4.7 million of repurchase obligations of distribution rights related to a legal settlement. See Note 22, Commitments and Contingencies, for details on this settlement.

Property, Plant and Equipment and Depreciation. Property, plant and equipment is recognized at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	15
Furniture, fixtures and transportation equipment	3	12

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for Fiscal 2022, 2021, and 2020 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2022	$108,500
Fiscal 2021	$103,949
Fiscal 2020	$103,490

The company had no capitalized interest during Fiscal 2022, 2021, and 2020. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities on the other line item in the Consolidated Statements of Cash Flows.

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

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of December 31, 2022.

These contracts may also contain right of first offer purchase options, along with expansion options that are not reasonably certain of exercise. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

For these real estate contracts, the company’s exclusive use of specified real estate for a specific term and for consideration resulted in the company treating these contracts as leases.

For those contracts that contain leases of buildings and land, the company has elected to not separate land components from leases of specified property, plant, and equipment, as it was determined to have no effect on lease classification for any lease component, and the amounts recognized for the land lease components would have been immaterial.

These contracts may also contain end-term purchase options, whereby the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of December 31, 2022. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

The company’s ability to make those decisions that most effect the economic benefits derived from the use of the equipment, accompanied by receiving substantially all outputs and utility from the use of the equipment resulted in the company accounting for these contracts as leases.

These leases are classified as operating leases because real estate leases do not transfer ownership at the end of the lease term, assets are not of such a specialized nature that real estate would not have alternative uses to lessors at the end of the lease term, lease terms do not represent a major part of the total useful life of real estate, and the present value of lease payments do not represent substantially all the fair value of leased assets at commencement.

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

Modifications and reassessments

During Fiscal 2022 and 2021, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

Embedded leases

The company maintains a transportation agreement with an entity that transports a portion of the company's fresh bakery products from the company's production facilities to outlying distribution centers. The company concluded that this agreement contained embedded leases for the trucks and trailers used to satisfy the service provider's obligations to the company through December 31, 2020. On December 31, 2020, a re-measurement event occurred, and a conclusion was reached that these no longer met the requirements of an embedded lease due to a change in the contractual terms to allow for the substitution of assets, among other changes to the terms. As a result, on January 2, 2021, there were no ROU assets or liabilities associated with the transportation agreement. The gain on the termination of these embedded leases was $4.1 million.

During Fiscal 2020 and Fiscal 2019, the company entered into embedded leases for IT equipment that, as of December 31, 2022 were $1.4 million of financing ROU assets and $1.5 million of financing ROU liabilities. As of January 1, 2022, the embedded leases were $3.0 million of financing ROU assets and $3.0 million of financing ROU liabilities. The company did not enter into any embedded leases during Fiscal 2021 or 2022.

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

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized asset impairment charges for bakery equipment of $2.9 million in the third quarter of Fiscal 2022.

There were no restructuring and related impairment charges during Fiscal 2022 and 2021. Total impairments (inclusive of property, plant and equipment, notes receivable, spare parts, and ROU assets) for Fiscal 2020, and the line item to which each item is recorded in our Consolidated Statements of Income, are presented below (amounts in thousands):

Restructuring and related impairment charges line item	Fiscal 2020
Plant closings	$5,747
Line and distribution depot closings	629
Spare parts	734
Lease impairment charges	9,397
Impairment of assets	$16,507

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

Goodwill. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of our single reporting unit may be below its carrying value) using a one-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in Fiscal 2022, 2021, or 2020. See Note 9, Goodwill and Other Intangible Assets, for additional disclosure.

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

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at December 31, 2022 qualified for hedge accounting. See Note 10, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During Fiscal 2022, 2021, and 2020 there were no discontinued hedge positions.

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

Advertising and Marketing Costs. Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $74.6 million, $77.7 million, and $60.4 million for Fiscal years 2022, 2021, and 2020, respectively. Advertising and marketing costs are recorded in the selling, distribution, and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from treasury stock. Forfeitures are recognized as they occur. Shares issued at vesting are recorded as reissuances of treasury stock. See Note 18, Stock-Based Compensation, for additional disclosure. Stock-based compensation expense is primarily included in selling, distribution, and administrative expense in the Consolidated Statements of Income.

Cloud computing arrangements (“CCA”). If a CCA includes a software license, the arrangement is within the scope of the internal-use software guidance. If the CCA does not include a software license (i.e. is hosted), the arrangement is a service contract and the fees for the CCA are recorded as an operating expense. Capitalized implementation costs are amortized over the term of the associated hosted CCA service on a straight-line basis. Amortization over the contract term begins at the time any component of the hosted CCA service is ready for use. Capitalized implementation costs are presented on the Consolidated Balance Sheets as an other asset. Amortization charges are presented in the selling, distribution, and administrative expenses line on the Consolidated Statements of Income.

Software Development Costs. The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used. The net balance of capitalized software development costs included in plant, property and equipment was $14.5 million and $21.1 million at December 31, 2022 and January 1, 2022, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $10.2 million, $9.9 million, and $9.3 million in Fiscal 2022, 2021, and 2020, respectively.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2022	$1,030	$—	$—	$1,030
Fiscal 2021	$1,030	$—	$—	$1,030
Fiscal 2020	$703	$—	$327	$1,030

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

Research and Development Costs. The company recorded research and development costs of $6.1 million, $5.6 million, and $4.0 million for Fiscal 2022, 2021, and 2020, respectively. These costs are recorded as selling, distribution, and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”). The company reports comprehensive income in two separate but consecutive financial statements. See Note 6, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Business Process Improvement Consulting Costs Related to the Transformation Strategy Initiatives. In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiative. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. The expensed portion of the consulting costs related to both the ERP upgrade and digital strategy initiatives incurred in Fiscal 2022 and Fiscal 2021 was $33.2 million and $31.3 million, respectively, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Plant Closure Costs and Impairment of Assets. On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million in the third quarter of Fiscal 2022. See Note 20, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K for details on the multi-employer pension plan withdrawal costs. During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

Acquisition-related Costs. In the third quarter of Fiscal 2022, we incurred $11.6 million in costs from the pursuit of an acquisition that failed to materialize. In addition to customary acquisition costs, we incurred $8.4 million related to realized foreign currency exchange losses. Although the majority of the target company's sales were made in the U.S., the target company's foreign domicile required us to convert funds from U.S. dollars to complete the transaction. Following that conversion, a significant strengthening of the U.S. dollar relative to the target company's currency resulted in the foreign currency exchange loss upon conversion back into U.S. dollars following the failure of the deal.

On December 13, 2022, the company announced it had entered into a definitive agreement to acquire Papa Pita Bakery, a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads. Founded in 1983, Papa Pita operates one facility in West Jordan, Utah. Its primary brands include Papa Pita, Great Grains, Bubba's Bagels, and Maya's Tortillas. The acquisition closed on February 17, 2023 and the company funded the transaction with cash on-hand and from our existing credit facilities. The company incurred $0.9 million of acquisition-related costs associated with the acquisition in Fiscal 2022.

The acquisition-related costs for these transactions are reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.

Investment in Unconsolidated Affiliate. In the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. The investment is being accounted for at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions involving the affiliate, as we do not control nor do we have the ability to significantly influence the affiliate, nor is there a readily determinable fair value. Should circumstances change where the fair value is known, a fair value adjustment may be necessary.

Note 3. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", to provide optional guidance to temporarily ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Preceding the issuance of ASU 2020-04, which established ASC 848, the United Kingdom's Financial Conduct Authority ("FCA") announced that it would no longer need to persuade or compel banks to submit to LIBOR after December 31, 2021. In response, the FASB established December 31, 2022 as the expiration date for ASC 848. In March 2021, the FCA announced the intended cessation date of the overnight 1-, 3-, 6-, and 12-month USD LIBOR would be June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, this update deferred the sunset date in Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This ASU did not have a material impact on our consolidated financial statements and disclosures.

Accounting pronouncements not yet adopted

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business or no material effect is expected upon future adoption.

Note 4. Food Allergen Compliance Costs and (Recovery) Loss on Inferior Ingredients

Food Allergen Compliance Costs

In the fourth quarter of Fiscal 2022, the company recognized $2.0 million of compliance costs associated with the Food, Allergy Safety, Treatment, Education, and Research Act (the FASTER Act) signed into law on April 23, 2021 and effective on January 1, 2023. The FASTER Act declared sesame as the ninth major food allergen recognized by the U.S. and requires, among other things, all food products containing sesame (or products produced on the same equipment as products containing sesame) to list it in the ingredients statement or in a separate allergen statement on the packaging. The costs were mostly attributable to write-offs of obsolete packaging not in compliance with the new requirements and are recorded in our Consolidated Statements of Income.

(Recovery) Loss on Inferior Ingredients

During Fiscal 2021, the company issued a voluntary recall on certain Tastykake multi-pack cupcakes sold in eight states and certain Tastykake Krimpets distributed to retail customers throughout the U.S. due to the potential presence of tiny fragments of metal mesh wire. The recall was initiated following notification by a vendor of the possible contamination in a supplied ingredient. We incurred costs of $1.8 million related to the recall in Fiscal 2021 and received a full reimbursement for the loss in the fourth quarter of Fiscal 2022.

During Fiscal 2020, the company received ingredient shipments containing gluten which were used to produce our gluten-free products. The company issued a voluntary product recall due to the potential presence of gluten in certain products. The products recalled were distributed to retail customers in 14 states. The recall was initiated after finished product testing revealed the possible presence of gluten. The cause was gluten present in ingredients from a supplier that should not have contained gluten. We incurred costs of $1.3 million related to the recall of gluten-free products and an adjustment to previously recorded inferior yeast costs discussed below. During Fiscal 2021, the company incurred costs of $0.1 million and received reimbursements of approximately $1.0 million for these previously incurred costs.

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

Unless otherwise noted, the costs and reimbursements related to these inferior ingredients are included in the ‘FASTER Act and loss on inferior ingredients’ line item in our Consolidated Statements of Income.

The table below presents the total costs associated with the FASTER Act and cost and recoveries on inferior ingredients during Fiscal 2022, 2021 and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
FASTER Act expense recognized	$2,008	$—	$—
Expense recognized on inferior ingredients	—	1,894	1,257
Recoveries recognized on inferior ingredients	(1,772)	(950)	(1,150)
FASTER Act and loss on inferior ingredients	$236	$944	$107

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

The company operated under an organizational structure established with two business units (“BUs”), Fresh Bakery and Snacking/Specialty since May of 2017, and realigned key leadership roles. This structure also provided for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with more clearly defined roles and responsibilities. On July 17, 2020, the company implemented additional organizational structure changes designed to increase focus on brand growth, product innovation, and improving underperforming bakeries. Elimination of the BUs and adoption of a brand focused organizational structure was completed in the third quarter of Fiscal 2020 and the company continues to report our financial results in one operating segment. Project Centennial was completed in Fiscal 2020 and there were no additional costs recognized in Fiscal 2022 or 2021. See Note 1, Basis of Presentation, for a description of our segment presentation.

Unless otherwise noted, restructuring related costs are recorded in the restructuring and related impairments line item on our Consolidated Statements of Income.

The table below presents the components of costs associated with Project Centennial in Fiscal 2020 (amounts in thousands):

Fiscal 2020
Restructuring and related impairment charges:
Lease termination charges	$4,077
Impairment charges, net of gain on sale	23,627
Employee termination benefits	7,779
Restructuring and related impairment charges (1)	35,483
Project Centennial implementation costs (2)	15,548
Total Project Centennial restructuring and implementation costs	$51,031
(1)
Presented on our Consolidated Statements of Income.
(2)
Represents non-restructuring costs and are recorded in the selling, distribution, and administrative expenses line item of our Consolidated Statements of Income.

The table below details the restructuring impairments (inclusive of property, plant and equipment, ingredient and packaging, and spare parts and intangible assets) that were recognized during Fiscal 2020 (amounts in thousands):

Fiscal 2020
Plant closure costs	$5,747
Line and distribution depot closure costs	629
Spare parts	734
Brand rationalization study impairments	7,120
Lease impairment charges	9,397
Total restructuring impairment of assets	$23,627

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

During Fiscal 2020, the company incurred $2.6 million of employee termination benefits charges related to a voluntary employee separation incentive plan (the “VSIP”). Additionally, the company announced an involuntary reduction-in-force plan (the “RIF”) and recognized charges of $5.3 million during Fiscal 2020. These charges consisted primarily of employee severance and benefits-related costs. The remaining payments related to the plans of $1.5 million were paid in early Fiscal 2021.

Note 6. Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During Fiscal 2022, 2021, and 2020, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$499	$126	$(145)	Interest expense
Commodity contracts	5,813	2,115	(2,675)	Cost of sales, Note 3, below
Total before tax	$6,312	$2,241	$(2,820)	Total before tax
Tax (expense) benefit	(1,578)	(560)	704	Tax expense
Total net of tax	$4,734	$1,681	$(2,116)	Net of tax
Pension and postretirement plans:
Prior-service credits (cost)	$180	$(55)	$(111)	Note 1, below
Settlement loss	—	(403)	(108,757)	Note 1, below
Actuarial losses	(285)	(532)	(1,447)	Note 1, below
Total before tax	$(105)	$(990)	$(110,315)	Total before tax
Tax benefit	26	247	27,873	Tax benefit
Total net of tax	$(79)	$(743)	$(82,442)	Net of tax benefit
Total reclassifications from AOCI	$4,655	$938	$(84,558)	Net of tax benefit

Note 1: These items are included in the computation of net periodic pension cost. See Note 20, Postretirement Plans, for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During Fiscal 2022, 2021, and 2020, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2022	Fiscal 2021	Fiscal 2020
Derivative instruments:
Interest rate contracts	$—	$3,902	$—
Commodity contracts	1,053	(11,030)	12,395
Total before tax	$1,053	$(7,128)	$12,395
Tax (expense) benefit	(263)	1,780	(3,097)
Total net of tax	$790	$(5,348)	$9,298
Pension and postretirement plans:
Current year actuarial loss	$3,669	$1,050	$24,872
Current year prior service credit	—	2,214	—
Total before tax	$3,669	$3,264	$24,872
Tax expense	(917)	(815)	(6,284)
Total net of tax	$2,752	$2,449	$18,588
Total recognized in AOCI	$3,542	$(2,899)	$27,886

During Fiscal 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive gain before reclassifications	790	2,752	3,542
Reclassified to earnings from AOCI	(4,734)	79	(4,655)
AOCI at December 31, 2022	$2,099	$(625)	$1,474

During Fiscal 2021, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 2, 2021	$13,072	$(6,648)	$6,424
Other comprehensive (gain) loss before reclassifications	(5,348)	2,449	(2,899)
Reclassified to earnings from AOCI	(1,681)	743	(938)
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Gross gain (loss) reclassified from AOCI into income	$5,813	$2,115	$(2,675)
Tax (expense) benefit	(1,452)	(529)	668
Net of tax	$4,361	$1,586	$(2,007)

Note 7. Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During Fiscal 2022, 2021, and 2020 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2022	$23,644
Fiscal 2021	$23,533
Fiscal 2020	$26,696

The notes receivable are collateralized by the IDPs’ distribution rights. Additional details are included in Note 16, Fair Value of Financial Instruments.

Note 8. Assets Held for Sale

The table below presents the assets held for sale as of December 31, 2022 and January 1, 2022, respectively (amounts in thousands):

	December 31, 2022	January 1, 2022
Distribution rights	$7,608	$5,147
Property, plant and equipment	4,885	6,222
Total assets held for sale	$12,493	$11,369

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

During the first quarter of Fiscal 2022, the company reclassified two warehouses acquired at the end of Fiscal 2021 as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022. The company received net proceeds of $1.2 million. During Fiscal 2022, the company completed the sale of equipment and property previously included as held for sale and received net proceeds of $3.7 million.

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

Note 9. Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at December 31, 2022 and January 1, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 31, 2022	January 1, 2022
Goodwill	$545,244	$545,244
Amortizable intangible assets, net of amortization	537,281	568,332
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,209,625	$1,240,676

Goodwill was not impaired in Fiscal 2022, 2021, or 2020.

As of December 31, 2022 and January 1, 2022, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 31, 2022			January 1, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$477,115	$92,763	$384,352	$477,115	$78,124	$398,991
Customer relationships	318,021	167,688	150,333	318,021	151,496	166,525
Non-compete agreements	5,154	5,114	40	5,154	5,074	80
Distributor relationships	4,123	3,673	450	4,123	3,398	725
Distributor routes held and used	3,249	1,143	2,106	2,548	537	2,011
Total	$807,662	$270,381	$537,281	$806,961	$238,629	$568,332

The company acquired trademarks for $10.2 million during the second quarter of Fiscal 2021. These trademarks are being amortized over their estimated useful life.

As of December 31, 2022 and January 1, 2022, there was $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows. They are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

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

Amortization expense

Amortization expense for Fiscal 2022, 2021, and 2020 was as follows (amounts in thousands):

Amortization expense
Fiscal 2022	$31,752
Fiscal 2021	$30,857
Fiscal 2020	$30,704

Estimated amortization of intangibles for Fiscal 2023 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2023	$30,794
2024	$30,098
2025	$29,385
2026	$27,303
2027	$25,583

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

As of December 31, 2022, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$782	$—	$—	$782
Other long-term assets	2	—	—	2
Total	$784	$—	$—	$784
Liabilities:
Other current liabilities	$(1,149)	$—	$—	$(1,149)
Other long-term liabilities	(86)	—	—	(86)
Total	$(1,235)	$—	$—	$(1,235)
Net Fair Value	$(451)	$—	$—	$(451)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into Fiscal 2024. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 31, 2022		January 1, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$782	Other current assets	$3,955
Commodity contracts	Other long-term assets	2	Other long-term assets	—
Total		$784		$3,955

	Derivative Liabilities
	December 31, 2022		January 1, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$1,149	Other current liabilities	$220
Commodity contracts	Other long-term liabilities	86	Other long-term liabilities	—
Total		$1,235		$220

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2022	Fiscal 2021	Fiscal 2020
Interest rate contracts	$—	$2,926	$—
Commodity contracts	790	(8,274)	9,298
Total	$790	$(5,348)	$9,298

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2022	Fiscal 2021	Fiscal 2020	(Effective Portion)
Interest rate contracts	$373	$95	$(109)	Interest income (expense)
Commodity contracts	4,361	1,586	(2,007)	Production costs (1)
Total	$4,734	$1,681	$(2,116)

1.
Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next two years are as follows (amounts in thousands and net of tax) at December 31, 2022:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(252)	$2,689	$2,437
Expiring in 2023	(275)	—	(275)
Expiring in 2024	(63)	—	(63)
Total	$(590)	$2,689	$2,099

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of December 31, 2022, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$23,651
Soybean oil contracts	16,060
Natural gas contracts	4,962
Corn contracts	2,400
Total	$47,073

The company’s derivative instruments contained no credit-risk-related contingent features at December 31, 2022. As of December 31, 2022 and January 1, 2022, the company had $7.2 million and $2.0 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions. As of December 31, 2022 and January 1, 2022, the company had $3.1 million and $3.4 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 11. Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 31, 2022	January 1, 2022
Prepaid assets	$4,589	$3,219
Prepaid insurance	5,709	5,254
Prepaid marketing	3,917	4,103
Service contracts	25,595	19,884
Fair value of derivative instruments	782	3,955
Collateral to counterparties for derivative positions	7,210	2,039
Income taxes receivable	—	13,001
Other	216	137
Total	$48,018	$51,592

Other non-current assets consist of (amounts in thousands):

	December 31, 2022	January 1, 2022
Unamortized financing fees	$1,356	$1,574
Investments	2,506	3,145
Investment in unconsolidated affiliate	9,000	—
Deposits	2,444	2,202
Unamortized cloud computing arrangement costs	258	1,215
Noncurrent postretirement benefit plan asset	4,902	1,281
Noncurrent service contracts	3,957	—
Other	92	206
Total	$24,515	$9,623

Note 12. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 31, 2022	January 1, 2022
Employee compensation	$26,762	$25,505
Employee vacation	16,058	15,782
Employee bonus	29,526	33,413
Fair value of derivative instruments	1,149	220
Self-insurance reserves	30,599	29,828
Bank overdraft	17,960	17,161
Accrued interest	7,127	7,202
Accrued taxes	11,970	7,557
Deferred payroll taxes under the CARES Act	—	16,354
Accrued legal costs	3,021	1,746
Accrued advertising	4,813	4,294
Accrued legal settlements	5,500	16,500
Accrued short term deferred income	3,893	4,040
Accrued utilities	6,861	6,741
Acquisition consideration adjustment	753	3,400
Collateral from counterparties for derivative positions	3,085	3,377
Multi-employer pension plan withdrawal liability	1,297	2,100
Repurchase obligations of distribution rights	432	4,743
Other	4,470	3,480
Total	$175,276	$203,443

In connection with an acquisition completed in Fiscal 2012, the company agreed to make the selling shareholders whole for certain taxes incurred by the stakeholders on the sale. In Fiscal 2021, there was a tax determination that the selling shareholders owed additional taxes of approximately $3.4 million, and the company recorded this cost in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income of Fiscal 2021. During Fiscal 2022, the company reached an agreement to settle this issue and made a partial payment in Fiscal 2022 and anticipates making the final payment in Fiscal 2023.

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 75 distribution rights. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and completed the repurchases during the first quarter of Fiscal 2023. See Note 22, Commitments and Contingencies, for details on this settlement.

In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million. In the fourth quarter of Fiscal 2022, the company completed the lease buyouts and subsequent sale of two aircrafts and recorded gains on these sales totaling $6.1 million. These amounts are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. Lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments were completed in early January 2023.

Other long-term liabilities consist of (amounts in thousands):

	December 31, 2022	January 1, 2022
Deferred income	$11,235	$15,676
Deferred compensation	23,675	20,188
Other deferred credits	382	720
Other	406	1,375
Total	$35,698	$37,959

Note 13. Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies. The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for Fiscal 2022, 2021 and 2020 were as follows (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Lease cost:
Amortization of right-of-use assets	$1,705	$1,751	$7,190
Interest on lease liabilities	93	154	846
Operating lease cost	62,115	68,927	69,926
Short-term lease cost	2,897	3,075	3,058
Variable lease cost	33,223	27,120	24,815
Total lease cost	$100,033	$101,027	$105,835

Other supplemental quantitative disclosures as of, and for, Fiscal 2022 and Fiscal 2021 were as follows (in thousands):

	Fiscal 2022	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$93	$154
Operating cash flows from operating leases	$57,166	$68,802
Financing cash flows from financing leases	$1,597	$1,745
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$37
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,559	$55,869
Weighted-average remaining lease term (years):
Financing leases	1.1	2.1
Operating leases	7.8	8.3
Weighted-average IBR (percentage):
Financing leases	3.5	3.5
Operating leases	3.8	3.8

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of December 31, 2022 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2023	$61,406	$1,828
2024	55,035	100
2025	52,379	—
2026	36,159	—
2027	30,509	—
Thereafter	114,359	—
Total minimum lease payments	349,847	1,928
Less: amount of lease payments representing interest	(68,880)	(33)
Present value of future minimum lease payments	280,967	1,895
Less: current obligations under leases	(43,990)	(1,779)
Long-term lease obligations	$236,977	$116

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	Fiscal 2022	Fiscal 2021
Lease modifications and renewals	$28,278	$46,790
Lease terminations	$6,035	$41,610

The lease modifications and renewals for Fiscal 2022 include $11.2 million related to a 10 year extension for a warehouse lease. For Fiscal 2021, the lease modifications and renewals include $28.9 million related to a five year extension for a freezer storage lease.

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

Note 14. Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 31, 2022 and January 1, 2022:

	Interest Rate at December 31, 2022	Final Maturity	December 31, 2022	January 1, 2022
			(Amounts in thousands)
Unsecured credit facility	5.42%	2026	$—	$—
2031 notes	2.40%	2031	493,994	493,333
2026 notes	3.50%	2026	397,848	397,276
Accounts receivable securitization facility	5.27%	2024	—	—
			891,842	890,609
Current maturities of long-term debt			—	—
Long-term debt			$891,842	$890,609

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 31, 2022 and January 1, 2022, the bank overdraft balance was $18.0 million and $17.2 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at December 31, 2022 and January 1, 2022, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs

(including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of December 31, 2022, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes. The table below presents the debt discount, underwriting fees and other fees for issuing the 2031 notes (amounts in thousands):

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

The face value of the 2026 notes is $400.0 million. There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 31, 2022, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes. The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “AR facility”). The company has amended the AR facility 11 times since execution, most recently on February 13, 2023 and September 27, 2022. The September 27, 2022 amendments include provisions which (i) increased the revolving commitments under the AR facility to $200.0 million from $150.0 million, (ii) added a leverage pricing grid, (iii) added an additional bank to the lending group, (iv) made certain other conforming changes, (v) removed a bank from the lending group, and (vi) most recently, extended the term by one additional year to September 27, 2024 and transitioned to SOFR from LIBOR as the benchmark rate. The amendment that added the additional bank was accounted for as an extinguishment of the debt. The remaining amendments were accounted for as modifications. The February 13, 2023 amendment, among other things, amends the definition of "Excluded Receivable" to add the receivables of one obligor, which will no longer be sold under the AR facility.

Under the AR facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the AR facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The AR facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Restrictive covenants require adherence to company credit and collections policies, depository account control agreements, and certain other customary restrictions including limitations to consolidations, mergers, and liens. As of December 31, 2022 and January 1, 2022

, respectively, the company was in compliance with all restrictive covenants under the AR facility. Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due 18 days after our reporting periods end in arrears on the outstanding borrowings and is computed as SOFR rate plus an applicable margin of 95 basis points. An unused fee of 40 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the AR facility and at the time amendments are executed are being amortized over the life of the AR facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2022 for the tenth amendment. The balance of unamortized financing costs was $0.3 million on December 31, 2022 and $0.3 million on January 1, 2022 and are recorded in other assets on the Consolidated Balance Sheets.

The table below presents the borrowings and repayments under the AR facility during Fiscal 2022:

Amount (thousands)
Balance as of January 1, 2022	$—
Borrowings	100,000
Payments	(100,000)
Balance as of December 31, 2022	$—

The table below presents the net amount available for working capital and general corporate purposes under the AR facility as of December 31, 2022:

Amount (thousands)
Gross amount available	$195,600
Outstanding	—
Available for withdrawal	$195,600

Amounts available for withdrawal under the AR facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the AR facility during Fiscal 2022:

Amount (thousands)
High balance	$100,000
Low balance	$—

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). Prior to the early redemption discussed below, the company paid semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes would have matured on April 1, 2022. The notes bore interest at 4.375% per annum.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 31, 2022 and January 1, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred $1.1 million in financing costs during the third quarter of Fiscal 2021 for the seventh amendment.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments. The table below presents the borrowings and repayments under the credit facility during Fiscal 2022:

Amount (thousands)
Balance as of January 1, 2022	$—
Borrowings	230,000
Payments	(230,000)
Balance as of December 31, 2022	$—

The table below presents the net amount available under the credit facility as of December 31, 2022:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during Fiscal 2022:

Amount (thousands)
High balance	$200,000
Low balance	$—

Aggregate debt maturities. Aggregate maturities of debt outstanding as of December 31, 2022, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2023	$—
2024	—
2025	—
2026	400,000
2027	—
Thereafter	500,000
Total	$900,000

Debt issuance costs and debt discount. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 31, 2022 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2031 notes	$500,000	$6,006	$493,994
2026 notes	400,000	2,152	397,848
Total	$900,000	$8,158	$891,842

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

The amounts outstanding at December 31, 2022 and January 1, 2022 were as follows (amounts in thousands):

	December 31, 2022	January 1, 2022
Deferral elections outstanding	$25,449	$21,319
Current portion of deferral elections	(1,774)	(1,131)
Long-term portion of deferral elections	$23,675	$20,188

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

No material guarantees or indemnifications have been entered into by the company through December 31, 2022.

Note 15. Variable Interest Entities

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of December 31, 2022 and January 1, 2022, there was $144.6 million and $159.5 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Note 16. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 3,400 and 3,700 IDPs’ distribution rights as of December 31, 2022 and January 1, 2022, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 31, 2022 and January 1, 2022, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 31, 2022	January 1, 2022
Distribution rights notes receivable	$163,354	$183,403
Current portion recorded in accounts and notes receivable, net	(26,472)	(29,093)
Long-term portion of distribution rights notes receivable	$136,882	$154,310

During Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and the reserve balance was $0.1 million at December 31, 2022. See Note 22, Commitments and contingencies, of this Form 10-K for additional information. At December 31, 2022, the company evaluated the collectability of the distribution rights notes receivable and determined that a reserve was not necessary. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at December 31, 2022 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 14, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$493,994	$404,095	2
2026 notes	$397,848	$375,005	2

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

Stock Repurchase Plan

Previously, our Board of Directors has approved a Stock Repurchase Plan ("SRP") (on December 19, 2002) that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. As of December 31, 2022, 24.4 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the SRP during our Fiscal 2022 (amounts in thousands except shares purchased):

Fiscal 2022 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 23, 2022	354,470	$10,049
For the quarter ended July 16, 2022	260,088	$6,465
For the quarter ended October 8, 2022	706,559	$18,072
For the quarter ended December 31, 2022	—	$—
Total	1,321,117	$34,586

As of December 31, 2022, 70.1 million shares at a cost of $687.5 million have been purchased since the inception of the SRP.

Dividends

During Fiscal 2022, 2021, and 2020, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 18, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2022	$184,241	$0.8700
Fiscal 2021	$175,669	$0.8300
Fiscal 2020	$167,161	$0.7900

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

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. Awards granted prior to Fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted since the beginning of Fiscal 2019 vest approximately three years from the date of grant. These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below (the “TSR Modifier”):

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested TSR awards:

Award	Fiscal year vested	Payout (%)
2019 award	Fiscal 2022	137%

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data. The 2020 TSR award is expected to payout at 148%.

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/29/2019	331	2/28/2023	$25.00
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97
10/4/2020	5	2/28/2023	$24.63
01/03/2021	365	3/1/2024	$26.75
10/10/2021	18	3/1/2024	$24.47
1/2/2022	331	3/1/2025	$31.97
4/24/2022	16	3/1/2025	$27.38
07/17/2022	3	3/1/2025	$27.06
10/9/2022	3	3/1/2025	$24.55

As of December 31, 2022, there was $10.9 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.79 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. Awards granted prior to Fiscal 2019 vested approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) while the awards granted since the beginning of Fiscal 2019 vest approximately three years from the date of grant. These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below (the “ROIC Modifier”):

•
0% payout if ROIC exceeds WACC by less than 1.75 percentage points;
•
ROIC above WACC by 1.75 percentage points pays 50% of ROI Target; or
•
ROIC above WACC by 3.75 percentage points pays 100% of ROI Target; or
•
ROIC above WACC by 4.75 percentage points pays 125% of ROI Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested ROIC awards:

Award	Fiscal year vested	Payout (%)
2019 award	Fiscal 2022	125%

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2020 award is being expensed at our current estimated payout percentage of 125% of the ROI target, and the 2021 and 2022 awards are being expensed at 100% of the ROI target.

On May 23, 2019, the company’s CEO received a promotion award of ROIC Shares. This grant is measured under the same guidelines as the December 30, 2018 grant of ROIC Shares described above.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/29/2019	331	2/28/2023	$21.74
4/19/2020	8	2/28/2023	$23.14
07/12/2020	2	2/28/2023	$21.97
10/4/2020	5	2/28/2023	$24.63
01/03/2021	365	3/1/2024	$22.63
10/10/2021	18	3/1/2024	$24.47
1/2/2022	331	3/1/2025	$27.47
4/24/2022	16	3/1/2025	$27.38
07/17/2022	3	3/1/2025	$27.06
10/9/2022	3	3/1/2025	$24.55

As of December 31, 2022, there was $9.5 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.79 years.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase shares	ROIC Modifier increase shares	Dividends at vesting (thousands)	Tax benefit	Fair value at vesting
2019	2022	109,729	74,154	$1,843	$2,196	$22,143

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for Fiscal 2022, 2021, and 2020 is set forth below (amounts in thousands, except price data):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	1,972	$22.89	1,264	$21.85	662	$20.16
Initial grant	706	$29.41	766	$24.66	693	$23.37
Vested	(778)	$20.25	—	$—	—	$—
Grant increase for achieving the ROIC modifier	74	$29.41	—	$—	—	$—
Grant increase for achieving the TSR modifier	110	$29.41	—	$—	—	$—
Forfeitures	(75)	$25.48	(58)	$23.27	(91)	$21.26
Balance at end of year	2,009	$25.83	1,972	$22.89	1,264	$21.85

As of December 31, 2022, there was $20.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.79 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
5/23/2019	43	5/23/2023	$23.08
12/29/2019	220	Equally over 3 years	$21.74
1/03/2021	256	Equally over 3 years	$22.63
10/10/2021	6	Equally over 3 years	$24.79
01/02/2022	205	Equally over 3 years	$27.47

The TBRSU Shares activity for Fiscal 2022, 2021 and Fiscal 2020 is set forth below (amounts in thousands, except price data):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	492	$21.87	387	$20.64	270	$19.06
Granted	205	$27.47	262	$22.68	220	$21.74
Vested	(215)	$21.03	(137)	$19.98	(74)	$18.29
Forfeitures	(20)	$24.39	(20)	$21.56	(29)	$20.14
Nonvested shares at end of year	462	$24.62	492	$21.87	387	$20.64

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During Fiscal 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 common shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the fourth quarter of Fiscal 2022.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During Fiscal 2021, non-employee directors were granted an aggregate of 66,550 shares, of which 18,150 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during Fiscal 2022. During the second quarter of Fiscal 2022, non-employee directors received 58,300 shares for their annual grant pursuant to the Omnibus Plan. Additionally, during Fiscal 2022, non-employee directors received 16,260 shares of previously deferred award grants. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant.

Compensation expense is recorded on deferred stock over the vesting period.

The deferred and restricted stock activity for Fiscal 2022, 2021, and 2020 is set forth below (amounts in thousands, except price data):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	67	$24.00	52	$23.21	49	$22.31
Granted	62	$27.37	69	$23.96	54	$23.15
Vested	(67)	$24.00	(54)	$23.19	(51)	$22.28
Nonvested shares at end of year	62	$27.37	67	$24.00	52	$23.21
Vested and deferred shares at end of year (1)	212		208		194
(1)
The vested and deferred shares at the end of the year include 82,779 shares, 89,949 shares, and 97,509 shares granted and deferred under the EPIP for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

The vested and deferred shares at the end of the year include 128,978 shares, 118,360 shares, and 96,924 shares granted and deferred under the Omnibus Plan for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

As of December 31, 2022, there was $0.6 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.40 years. The intrinsic value of deferred stock awards that vested during Fiscal 2022 was $1.7 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2022.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administrative expense, for Fiscal 2022, 2021, and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Performance-contingent restricted stock awards	$18,943	$15,061	$8,656
TBRSU shares	5,184	4,747	3,039
Deferred stock awards	1,695	1,535	1,160
Total stock-based compensation expense	$25,822	$21,343	$12,855

Note 19. Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for Fiscal 2022, 2021, and 2020 (amounts in thousands, except per share data):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net income	$228,394	$206,187	$152,318
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,895	211,840	211,782
Basic earnings per common share	$1.08	$0.97	$0.72
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,895	211,840	211,782
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,332	1,193	563
Diluted weighted average shares outstanding per common share	213,227	213,033	212,345
Diluted earnings per common share	$1.07	$0.97	$0.72

There were no anti-dilutive shares for Fiscal 2022 or Fiscal 2021 and 6,234 anti-dilutive shares for Fiscal 2020.

Note 20. Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 31, 2022 and January 1, 2022 (amounts in thousands):

	December 31, 2022	January 1, 2022
Noncurrent benefit asset	$4,902	$1,281
Current benefit liability	$710	$804
Noncurrent benefit liability	$5,814	$7,249
AOCI, net of tax	$(625)	$(3,456)

The company made contributions of $1.0 million and $7.6 million to the Flowers Foods, Inc. Retirement Plan No. 2 (“Plan No. 2”) during Fiscal 2022 and Fiscal 2020, respectively. There were no contributions made by the company to any plan during Fiscal 2021.

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

The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. As of December 31, 2022 and December 31, 2021, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.7 million for Fiscal 2023.

The net periodic pension cost (income) for the company’s pension plans includes the following components for Fiscal 2022, 2021, and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Service cost	$1,188	$971	$854
Interest cost	884	758	2,108
Expected return on plan assets	(1,874)	(1,867)	(3,933)
Settlement loss	—	403	104,473
Curtailment loss	—	—	4,284
Amortization:
Prior service cost	57	57	115
Actuarial loss	461	742	1,747
Net periodic pension cost	716	1,064	109,648
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial gain	(3,049)	(1,288)	(25,515)
Settlement loss	—	(403)	(104,473)
Curtailment loss	—	—	(4,284)
Amortization of prior service cost	(57)	(57)	(115)
Amortization of actuarial loss	(461)	(742)	(1,747)
Total recognized in OCI	(3,567)	(2,490)	(136,134)
Total recognized in net periodic benefit and OCI	$(2,851)	$(1,426)	$(26,486)

Actual return on plan assets for Fiscal 2022, 2021, and 2020 was $(4.3) million, $1.9 million, and $51.8 million, respectively.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 31, 2022	January 1, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$34,790	$37,650
Service cost	1,188	971
Interest cost	884	758
Actuarial gain	(9,253)	(1,228)
Benefits paid	(2,440)	(1,662)
Settlements	—	(1,699)
Benefit obligation at end of year	$25,169	$34,790
Change in plan assets:
Fair value of plan assets at beginning of year	$33,589	$34,750
Actual (loss) return on plan assets	(4,330)	1,929
Employer contribution	1,271	271
Benefits paid	(2,440)	(1,662)
Transfer payments	—	—
Settlements	—	(1,699)
Fair value of plan assets at end of year	$28,090	$33,589
Funded status, end of year:
Fair value of plan assets	$28,090	$33,589
Benefit obligations	(25,169)	(34,790)
Funded (unfunded) status and amount recognized at end of year	$2,921	$(1,201)
Amounts recognized in the balance sheet:
Noncurrent asset	$4,902	$1,281
Current liability	(250)	(258)
Noncurrent liability	(1,731)	(2,224)
Amount recognized at end of year	$2,921	$(1,201)
Amounts recognized in AOCI:
Net actuarial loss before taxes	$4,403	$7,913
Prior service cost before taxes	141	198
Amount recognized at end of year	$4,544	$8,111

Accumulated benefit obligation at end of year	$24,192	$32,950

The actuarial gain/(loss) on defined benefit obligations of the employer due to experience, including any assumption changes, different from assumed, and the reasons for such (gain)/loss, can be found in the table below for Fiscal 2022, 2021 and 2020 (amounts in thousands).

	Amount of (Gain)/Loss on Defined Benefit Obligation	Reasons for (Gain)/Loss
Fiscal 2022	$(9,253)	Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 260 basis points).
Fiscal 2021	$(1,228)

Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 30 basis points); Loss from change in mortality assumption scale from MP-2020 to MP-2021.

Fiscal 2020	$3,718

Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 60 basis points); Gain from change in mortality assumption scale from MP-2019 to MP-2020.

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2022	12/31/2021	12/31/2020
Discount rate	5.65%	3.06%	2.78%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2022	1/1/2021	1/1/2020
Discount rate	3.06%	2.78%	2.54%
Expected return on plan assets	5.90%	5.70%	4.97%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Based on these factors the expected long-term rate of return assumption for Plan No. 2 was set at 5.9% for Fiscal 2023. The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 4.9% (net of expenses).

Plan Assets

The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2022 and December 31, 2021, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2022
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$622	$—	$—	$622
Common stocks:
International common stocks	2,788	—	—	2,788
U.S. common stocks	4,956	—	—	4,956
Fixed income securities:
U.S. government bonds	14,975	—	—	14,975
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	4,749	—	—	4,749
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$28,090	$—	$—	$28,090

	Fair value of Pension Plan Assets as of December 31, 2021
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$453	$—	$—	$453
Common stocks:
International common stocks	4,708	—	—	4,708
U.S. common stocks	8,177	—	—	8,177
Fixed income securities:
U.S. government bonds	13,514	—	—	13,514
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	6,737	—	—	6,737
International corporate bonds	—	—	—	—
Pending transactions(*)	—	—	—	—
Other assets and (liabilities)(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$33,589	$—	$—	$33,589

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

The plan asset allocation as of the measurement dates December 31, 2022 and December 31, 2021, and target asset allocations for Fiscal 2023 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2023	2022	2021
Equity securities	28%	28.0	38.0
Fixed income securities	70%	70.0	60.0
Short term investments and cash	2%	2.0	2.0
Total		100.0	100.0

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2022	$271	$1,000	$1,271
2021	$271	$—	$271
2020	$271	$7,600	$7,871

All contributions are made in cash. The required contributions made during Fiscal 2022 include $0.3 million in nonqualified pension benefits paid from corporate assets. The discretionary contribution of $1.0 million made to the qualified plan during Fiscal 2022 was not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time to make the contribution to reduce the impact of future contributions. During Fiscal 2023, the company expects to pay $0.3 million in nonqualified pension benefits from corporate assets. There are no expected contributions to Plan No. 2 that are required under ERISA and the PPA during Fiscal 2023. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during Fiscal 2022, 2021, and 2020 and expected to be paid from Fiscal 2023 through Fiscal 2032. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2020	$348,561	*
2021	$3,361	^
2022	$2,440	+
Estimated Future Payments:
2023	$3,541
2024	$2,547
2025	$2,239
2026	$2,011
2027	$2,018
2028 – 2032	$8,519

* Includes $104.5 million and $0.4 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.

^ Includes $1.7 million from Plan No. 2 paid as lump sums.

+ Includes $0.9 million from Plan No. 2 paid as lump sums.

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

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for Fiscal 2022, 2021, and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Service cost	$214	$337	$285
Interest cost	112	119	194
Amortization:
Prior service credit	(237)	(3)	(4)
Actuarial gain	(176)	(211)	(300)
Total net periodic benefit (income) cost	(87)	242	175
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial (gain) loss	(620)	238	643
Current year prior service credit	—	(2,214)	—
Amortization of actuarial gain	176	211	300
Amortization of prior service credit	237	3	4
Total recognized in OCI	(207)	(1,762)	947
Total recognized in net periodic (benefit) cost and OCI	$(294)	$(1,520)	$1,122

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	December 31, 2022	January 1, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$5,572	$8,023
Service cost	214	337
Interest cost	112	119
Participant contributions	392	453
Actuarial (gain) loss	(620)	238
Plan amendments	—	(2,214)
Benefits paid	(1,128)	(1,384)
Benefit obligation at end of year	$4,542	$5,572
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	736	931
Participant contributions	392	453
Benefits paid	(1,128)	(1,384)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(4,542)	(5,572)
Unfunded status and amount recognized at end of year	$(4,542)	$(5,572)
Amounts recognized in the balance sheet:
Current liability	$(459)	$(547)
Noncurrent liability	(4,083)	(5,025)
Amount recognized at end of year	$(4,542)	$(5,572)
Amounts recognized in AOCI:
Net actuarial gain before taxes	$(1,730)	$(1,286)
Prior service credit before taxes	(1,979)	(2,216)
Amounts recognized in AOCI	$(3,709)	$(3,502)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2022	12/31/2021	12/31/2020
Discount rate	5.43%	2.60%	2.11%
Health care cost trend rate used to determine benefit obligations:
Initial rate	7.00%	6.25%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2031	2027	2027
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2022	1/1/2021	1/1/2020
Discount rate	2.60%	2.11%	3.01%
Health care cost trend rate used to determine net periodic cost:
Initial rate	6.25%	6.50%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2027	2027	2026

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2020	$575
2021	$931
2022	$736
2023 (Expected)	$471

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.5 million expected funding for postretirement benefit plans during 2023 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.5 million, and $0.6 million for Fiscal 2022, 2021, and 2020, respectively.

Benefit Payments

The following are benefits paid by the company during Fiscal 2022, 2021, and 2020 and expected to be paid from Fiscal 2023 through Fiscal 2032. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2020	$575
2021	$931
2022	$736
Estimated Future Payments:
2023	$471
2024	$452
2025	$491
2026	$520
2027	$513
2028 – 2032	$2,447

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.7 million for Fiscal 2022, $1.0 million for Fiscal 2021, and $1.2 million for Fiscal 2020.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2022, 2021, and 2020. There are no contractually required minimum contributions to the plans as of December 31, 2022.

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. As a result, the union participants of the IAM National Pension Fund (the “IAM Fund”) at the Phoenix bakery will withdraw from the IAM Fund. During the third quarter of Fiscal 2022, the company recorded a liability of $1.3 million for the withdrawal from the IAM Fund. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred based on the final IAM Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

On September 22, 2021, the union participants of the Retail, Wholesale and Department Store Union Fund (the “Fund”) at our Birmingham, Alabama plant voted to withdraw from the Fund in the most recent collective bargaining agreement. The withdrawal was effective, and the union participants were eligible to participate in the 401(k) plan, on December 1, 2021. During the third quarter of Fiscal 2021, the company recorded a liability of $2.1 million related to the withdrawal from the Fund. The withdrawal liability was computed as the net present value of 20 years of monthly payments derived from the company’s share of unfunded vested benefits. While this is our best estimate of the ultimate cost of the withdrawal from this Fund, additional withdrawal liability may be incurred based on the final Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years following our complete withdrawal. Additionally, the company recorded a liability of $1.2 million related to transition payments, including related tax payments, for the benefit of union participants as part of the collective bargaining agreement. The withdrawal liability charge and the transition payments are recorded in the multi-employer pension plan withdrawal costs line item on our Consolidated Statements of Income. The transition payments were paid during the fourth quarter of Fiscal 2021 and the withdrawal liability payment was paid during the first quarter of Fiscal 2022.

The company’s participation in these multiemployer plans for Fiscal 2022 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2022 and 2021 is for the plan’s year-end at December 31, 2022 and December 31, 2021, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2022	2021	2020	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2022	2021	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Red	Red	Yes	125	136	153	No	^
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	—	Red	Yes	—	211	157	No	*
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	258	266	349	No	2/7/2027

^ The union employees withdrew from the fund effective November 1, 2022.

* The union employees withdrew from the fund effective December 1, 2021.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During Fiscal 2022, 2021, and 2020, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2022	$29,425
Fiscal 2021	$28,081
Fiscal 2020	$27,995

Note 21. Income Taxes

The company’s provision for income tax expense (benefit) consists of the following for Fiscal 2022, 2021, and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Current Taxes:
Federal	$54,462	$46,018	$64,113
State	14,409	11,790	15,434
	68,871	57,808	79,547
Deferred Taxes:
Federal	3,508	6,946	(26,112)
State	(2,062)	(169)	(5,042)
	1,446	6,777	(31,154)
Income tax expense	$70,317	$64,585	$48,393

Fiscal 2020 deferred income taxes included the impact of the termination of Plan No.1. See Note 20, Postretirement Plans, for a description of the termination of Plan No. 1.

Income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% because of the effect of the following items for Fiscal 2022, 2021 and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Tax at U.S. federal income tax rate	$62,729	$56,862	$42,149
State income taxes, net of federal income tax benefit	9,754	9,181	8,209
Net share-based windfalls	(2,219)	(104)	(80)
Other	53	(1,354)	(1,885)
Income tax expense	$70,317	$64,585	$48,393

In Fiscal 2022, 2021 and 2020, the most significant difference in the effective rate and the statutory rate was state income taxes.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 31, 2022	January 1, 2022
Self-insurance	$6,507	$5,502
Compensation and employee benefits	9,991	8,816
Deferred income	3,834	4,948
Loss and credit carryforwards	13,138	12,990
Equity-based compensation	7,692	6,797
Legal accrual	1,369	6,514
Deferred payroll tax under CARES act	—	4,100
Pension and postretirement benefits	384	1,722
Financing and operating lease right-of-use liabilities	72,470	77,422
Capitalized research and development costs	14,898	—
Other	7,101	6,642
Valuation allowance	(1,030)	(1,030)
Deferred tax assets	136,354	134,423
Depreciation	(74,402)	(71,041)
Intangibles	(119,380)	(114,882)
Financing and operating lease right-of-use assets	(70,385)	(75,233)
Hedging	(700)	(2,015)
Other	(6,319)	(5,009)
Deferred tax liabilities	(271,186)	(268,180)
Net deferred tax liability	$(134,832)	$(133,757)

In Fiscal 2022, the company recorded a deferred tax asset for newly effective legislation requiring capitalization of certain expenses. This enactment required expenses related to research and development activities and certain information technology costs, which were previously deductible, to be capitalized and amortized for tax purposes. The resulting deferred tax asset of $14.9 million is reflected in the 2022 balances.

The company has a deferred tax asset of $2.5 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $4.5 million related to state net operating loss carryforwards with expiration dates from Fiscal 2024 through Fiscal 2040, and $6.1 million for credit carryforwards with expiration dates from Fiscal 2027 through Fiscal 2031. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary. See Note 2, Summary of Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

There are no unrecognized gross tax benefits as of December 31, 2022. These amounts would be presented exclusive of interest accrued and recorded in other long-term liabilities on the Consolidated Balance Sheets.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had no accrued interest balance at December 31, 2022 and January 1, 2022.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2019, and with limited exceptions, for years prior to 2018 in state jurisdictions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2022, 2021, and 2020 (amounts in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Unrecognized tax benefit at beginning of fiscal year	$—	$—	$306
Lapses of statutes of limitations	—	—	(306)
Unrecognized tax benefit at end of fiscal year	$—	$—	$—

At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 22. Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $30.6 million and $29.8 million related to self-insurance reserves at December 31, 2022 and January 1, 2022, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending 21 complaints filed by IDPs alleging that they were misclassified as independent contractors. Seven of these lawsuits seek class and/or collective action treatment. The remaining fourteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in three of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

The company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model. The list below details settled lawsuits that impacted the company's presented financial statements since Fiscal 2020 :

Case Name	Case No.	Venue	Date Filed	Comments
Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On April 26, 2022, the Court approved an agreement to settle this and two companion cases pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410) – for a payment of $16.5 million, comprised of $9.0 million in settlement funds and $7.5 million in attorneys’ fees. The settlement was paid during the second quarter of Fiscal 2022. The settlement also required the repurchase of approximately 75 distribution territories in Maine which was substantially complete as of the end of Fiscal 2022. The company estimated this cost to be $6.6 million (of which $4.7 million was originally included in other accrued liabilities and the remainder as a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during the third quarter of Fiscal 2021. The company remains committed to its IDP program.

Coronado v. Flowers Foods, Inc. and Flowers Baking Co. of El Paso, LLC	1:16-cv-00350	U.S. District Court District of New Mexico	4/27/2016

On June 7, 2022, the Court approved an agreement to settle this matter for $137,500, inclusive of attorneys’ fees, costs, damages and incentives for class members who are active distributors to enter into an amendment to their distributor agreements. The settlement was paid and the expense was recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during the second quarter of Fiscal 2022.

Caddick et al. v. Tasty Baking Co.	2:19-cv-02106	U.S. District Court Eastern District of Pennsylvania	5/15/2019

On October 27, 2021, the Court
dismissed this lawsuit and approved
an agreement to settle this and a companion case (Bertino v. Tasty Baking Co., No. 2:20-cv-05823) for a payment of $3.15 million, inclusive of attorneys’ fees and cost, service awards and consideration for class members who are active distributors to enter into an amendment to their distributor agreements. This settlement charge was recorded as a selling, distribution, and administrative expense in our Consolidated Statements of Income during the third quarter of Fiscal 2020. The settlement was paid in early November 2021.

See Note 14, Debt and Other Commitments, for additional information on the company’s commitments.

Note 23. Subsequent Events

The company has evaluated subsequent events since December 31, 2022, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend. On February 17, 2023, the Board of Directors declared a dividend of $0.22 per share on the company’s common stock to be paid on March 17, 2023 to shareholders of record on March 3, 2023.

Acquisition. On December 13, 2022, the company announced it had entered into a definitive agreement to acquire Papa Pita Bakery, a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads. Founded in 1983, Papa Pita operates one facility in West Jordan, Utah. Its primary brands include Papa Pita, Great Grains, Bubba's Bagels, and Maya's Tortillas. Additionally, Papa Pita has a significant co-manufacturing business as well as direct-store-distribution in the western U.S. The company completed the acquisition on February 17, 2023 for approximately $270 million in cash, subject to customary closing conditions to determine the final consideration, with cash on-hand and from our existing credit facilities. The company incurred $0.9 million of acquisition-related costs associated with the acquisition in Fiscal 2022.

Given the timing of completion of the acquisition, the company is currently unable to provide a preliminary purchase price allocation. Such allocation, as well as any required pro forma financial disclosures required by Accounting Standard Codification 805, if deemed to be material, are expected to be included in the quarterly report on Form 10-Q for the quarter ended April 22, 2023.