Form 10-Q
period 2023-04-22
FLOWERS FOODS INC
filed 2023-05-18
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2023

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

As of May 12, 2023, the registrant had 211,846,490 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to execute our business strategies which may involve, among other things, (i) the ability to realize the intended benefits of completed, planned or contemplated acquisitions, dispositions or joint ventures, (ii) the deployment of new systems (e.g., our enterprise resource planning ("ERP") system), distribution channels and technology, and (iii) an enhanced organizational structure (e.g., our sales and supply chain reorganization);
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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 22, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,720	$165,134
Accounts and notes receivable, net of allowances of $21,582 and $18,754, respectively	371,782	349,477
Inventories, net:
Raw materials	75,514	71,058
Packaging materials	31,595	28,202
Finished goods	78,232	69,437
Inventories, net	185,341	168,697
Spare parts and supplies	79,226	73,614
Other	51,784	48,018
Total current assets	715,853	804,940
Property, plant and equipment:
Property, plant and equipment	2,438,226	2,296,721
Less: accumulated depreciation	(1,479,039)	(1,447,396)
Property, plant and equipment, net	959,187	849,325
Financing lease right-of-use assets	1,260	1,778
Operating lease right-of-use assets	275,826	273,436
Notes receivable from independent distributor partners	134,066	136,882
Assets held for sale	14,072	12,493
Other assets	23,070	24,515
Goodwill	676,274	545,244
Other intangible assets, net	682,259	664,381
Total assets	$3,481,867	$3,312,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	1,232	1,779
Current maturities of operating leases	49,606	43,990
Accounts payable	343,154	343,380
Other accrued liabilities	148,127	175,276
Total current liabilities	542,119	564,425

Noncurrent long-term debt	1,063,242	891,842
Noncurrent financing lease obligations	70	116
Noncurrent operating lease obligations	236,921	236,977
Total long-term debt and right-of-use lease liabilities	1,300,233	1,128,935
Other liabilities:
Postretirement/post-employment obligations	5,801	5,814
Deferred taxes	135,979	134,832
Other long-term liabilities	36,143	35,698
Total other long-term liabilities	177,923	176,344
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,895,489 shares and 17,595,619 shares, respectively	(247,953)	(252,613)
Capital in excess of par value	684,154	689,959
Retained earnings	1,025,881	1,004,271
Accumulated other comprehensive income	(689)	1,474
Total stockholders’ equity	1,461,592	1,443,290
Total liabilities and stockholders’ equity	$3,481,867	$3,312,994

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Sales	$1,534,493	$1,435,932
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	800,852	724,592
Selling, distribution and administrative expenses	591,943	554,952
Depreciation and amortization	43,735	43,423
Impairment of assets	—	990
Restructuring charges	4,195	—
Income from operations	93,768	111,975
Interest expense	10,837	8,858
Interest income	(6,951)	(6,757)
Other components of net periodic pension and postretirement benefit plans credit	(83)	(238)
Income before income taxes	89,965	110,112
Income tax expense	19,255	24,523
Net income	$70,710	$85,589
Net income per common share:
Basic:
Net income per common share	$0.33	$0.40
Weighted average shares outstanding	211,769	211,999
Diluted:
Net income per common share	$0.33	$0.40
Weighted average shares outstanding	213,397	213,314
Cash dividends paid per common share	$0.2200	$0.2100

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Net income	$70,710	$85,589
Other comprehensive (loss) income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(42)	(41)
Amortization of actuarial (gain) loss included in net income	(17)	66
Pension and postretirement plans, net of tax	(59)	25
Derivative instruments:
Net change in fair value of derivatives	(3,044)	11,220
Loss (gain) reclassified to net income	940	(969)
Derivative instruments, net of tax	(2,104)	10,251
Other comprehensive (loss) income, net of tax	(2,163)	10,276
Comprehensive income	$68,547	$95,865

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 22, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				70,710				70,710
Derivative instruments, net of tax					(2,104)			(2,104)
Pension and postretirement plans, net of tax					(59)			(59)
Amortization of stock-based compensation awards			9,836					9,836
Issuance of deferred compensation			(13)			852	13	—
Time-based restricted stock units issued (Note 17)			(2,986)			207,892	2,986	—
Performance-contingent restricted stock awards issued (Note 17)			(12,508)			867,944	12,508	—
Issuance of deferred stock awards			(134)			9,324	134	—
Share repurchases						(385,882)	(10,981)	(10,981)
Dividends paid on vested stock-based payment awards				(2,498)				(2,498)
Dividends paid — $0.2200 per common share				(46,602)				(46,602)
Balances at April 22, 2023	228,729,585	$199	$684,154	$1,025,881	$(689)	(16,895,489)	$(247,953)	$1,461,592

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 23, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				85,589				85,589
Derivative instruments, net of tax					10,251			10,251
Pension and postretirement plans, net of tax					25			25
Amortization of stock-based compensation awards			9,081					9,081
Issuance of deferred compensation			(11)			851	11	—
Time-based restricted stock units issued (Note 17)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 17)			(10,469)			777,773	10,469	—
Issuance of deferred stock awards			(138)			10,034	138	—
Share repurchases						(354,470)	(10,049)	(10,049)
Dividends paid on vested stock-based payment awards				(2,220)				(2,220)
Dividends paid — $.2100 per common share				(44,527)				(44,527)
Balances at April 23, 2022	228,729,585	$199	$674,017	$1,001,220	$12,863	(16,687,180)	$(228,875)	$1,459,424

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$70,710	$85,589
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,836	9,081
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,407	(1,138)
Depreciation and amortization	43,735	43,423
Deferred income taxes	1,868	9,248
Impairment of assets	—	990
Provision for inventory obsolescence	921	626
Allowances for accounts receivable	4,341	1,798
Pension and postretirement plans cost	182	194
Other	685	447
Changes in operating assets and liabilities:
Accounts receivable, net	(18,201)	(24,774)
Inventories, net	(14,552)	(14,082)
Hedging activities, net	(2,334)	11,616
Accounts payable	(9,285)	23,806
Other assets and accrued liabilities	(31,361)	(22,670)
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,952	124,154
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,958)	(50,497)
Proceeds from sale of property, plant and equipment	96	1,431
Repurchase of independent distributor territories	(2,150)	(1,417)
Cash paid at issuance of notes receivable	(6,887)	(2,854)
Principal payments from notes receivable	12,113	11,166
Acquisition of business	(270,451)	—
Other investing activities	30	276
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(301,207)	(41,895)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(49,100)	(46,747)
Stock repurchases	(10,981)	(10,049)
Change in bank overdrafts	(4,261)	(5,713)
Proceeds from debt borrowings	487,900	—
Debt obligation payments	(316,900)	—
Payments on financing leases	(599)	(426)
Payments for financing fees	(218)	(48)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	105,841	(62,983)
Net (decrease) increase in cash and cash equivalents	(137,414)	19,276
Cash and cash equivalents at beginning of period	165,134	185,871
Cash and cash equivalents at end of period	$27,720	$205,147

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 22, 2023 and April 23, 2022 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages and the conflict between Russia and Ukraine on our business. Our results through the first quarter of Fiscal 2023 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and, to a lesser extent, transportation and labor in the current year which has partially offset the more optimized sales mix. We implemented price increases at the beginning of Fiscal 2023 to mitigate these cost pressures.

INVESTMENT IN UNCONSOLIDATED AFFILIATE — In the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. The investment is being accounted for at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions involving the affiliate, as we do not control nor do we have the ability to significantly influence the affiliate, nor is there a readily determinable fair value. Should circumstances indicate a change in the fair value, a fair value adjustment may be necessary.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative financial instruments, valuation of long-lived assets, goodwill and other intangible assets, leases, self-insurance reserves, income tax expense and accruals, postretirement plans, stock-based compensation, and commitments and contingencies. These estimates are summarized in Form 10-K.

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

Fiscal 2023 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2023 (sixteen weeks), second quarter ending July 15, 2023 (twelve weeks), third quarter ending October 7, 2023 (twelve weeks) and fourth quarter ending December 30, 2023 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 22, 2023 and April 23, 2022. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
	(% of Sales)
Total	22.1	21.1

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 23.1% and 24.3%, on a consolidated basis, as of April 22, 2023 and December 31, 2022, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these costs incurred related to these initiatives incurred was $6.2 million and $9.1 million for the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

PLANT CLOSURE COSTS AND IMPAIRMENT OF ASSETS — On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million in the third quarter of Fiscal 2022. See Note 18, Postretirement Plans, for details on the multi-employer pension plan withdrawal costs. During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the sixteen weeks ended April 22, 2023.

Accounting pronouncements not yet adopted

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP") and employee relocation costs. During the sixteen weeks ended April 22, 2023, we recorded VSIP-related charges of $3.9 million of which $0.5 million were paid during the quarter. Relocation costs incurred during the current year quarter were $0.3 million and these and the VSIP costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income.

The table below presents the components of costs associated with the restructuring (amounts in thousands):

For the Sixteen Weeks Ended
April 22, 2023
Restructuring charges:
VSIP	$3,927
Relocation costs	268
Total restructuring charges	$4,195

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Relocation Costs	Total
Liability balance at December 31, 2022	$—	$—	$—
Charges	3,927	268	4,195
Cash payments	(509)	(268)	(777)
Liability balance (1) at April 22, 2023	$3,418	$—	$3,418

(1) Recorded in the other accrued liabilities line item of our Condensed Consolidated Balance Sheets.

4. ACQUISITION

On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $273.5 million, inclusive of a preliminary net working capital adjustment. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs of $3.2 million in the first quarter of Fiscal 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

The following table summarizes the consideration paid for Papa Pita based on the fair value at the acquisition date. This table is based on preliminary valuations for the assets acquired (the company did not acquire any cash) and liabilities assumed. The identifiable intangible assets, property and equipment, and certain financial assets and taxes are still under review. We will continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed until the first quarter of Fiscal 2024 when the allocation will be final (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$270,451
Working capital adjustments	3,075
Total consideration	$273,526

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$104,118
Identifiable intangible assets	27,100
Financial assets	14,779
Liabilities assumed	(3,501)
Net recognized amounts of identifiable assets acquired	142,496
Goodwill	$131,030

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Amortization Method
Trademarks	$4,600	20.0	Straight-line
Customer relationships	22,200	25.0	Sum of year digits
Noncompete agreements	300	4.0	Straight-line
Total intangible assets	$27,100	23.9

5. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Lease modifications and renewals	$17,348	$13,815
Lease terminations	$36	$1,024

The lease modifications and renewals for the sixteen weeks ended April 22, 2023 include $10.6 million related to a 10-year extension for a freezer storage lease that occurred during our first quarter of Fiscal 2023. For the sixteen weeks ended April 23, 2022, the lease modifications and renewals include $11.2 million related to a 10-year extension for a warehouse lease.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 22, 2023 and April 23, 2022 were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Lease cost:
Amortization of right-of-use assets	$524	$524
Interest on lease liabilities	16	35
Operating lease cost	19,318	19,648
Short-term lease cost	825	698
Variable lease cost	10,924	9,638
Total lease cost	$31,607	$30,543

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$16	$35
Operating cash flows from operating leases	$21,134	$16,400
Financing cash flows from financing leases	$599	$426
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,628	$14,834

Weighted-average remaining lease term (years):
Financing leases	0.8
Operating leases	7.7
Weighted-average IBR (percentage):
Financing leases	3.4
Operating leases	3.9

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 22, 2023 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2023	$40,771	$1,214
2024	55,881	104
2025	53,146	—
2026	36,677	—
2027	30,903	—
2028 and thereafter	119,581	—
Total minimum lease payments	336,959	1,318
Less: amount of lease payments representing interest	(50,432)	(16)
Present value of future minimum lease payments	286,527	1,302
Less: current obligations under leases	(49,606)	(1,232)
Long-term lease obligations	$236,921	$70

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 22, 2023 and April 23, 2022, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 22, 2023	April 23, 2022	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$153	$153	Interest expense
Commodity contracts	(1,407)	1,138	Cost of sales, Note 3
Total before tax	(1,254)	1,291	Total before tax
Tax benefit (expense)	314	(322)	Income tax expense
Total net of tax	(940)	969	Net of tax
Pension and postretirement plans:
Prior-service credits	55	55	Note 1
Actuarial gain (losses)	23	(88)	Note 1
Total before tax	78	(33)	Total before tax
Tax (expense) benefit	(19)	8	Income tax expense
Total net of tax	59	(25)	Net of tax
Total reclassifications	$(881)	$944	Net of tax

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

During the sixteen weeks ended April 22, 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive loss before reclassifications	(3,044)	—	(3,044)
Reclassified to earnings from AOCI	940	(59)	881
AOCI at April 22, 2023	$(5)	$(684)	$(689)

During the sixteen weeks ended April 23, 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive income before reclassifications	11,220	—	11,220
Reclassified to earnings from AOCI	(969)	25	(944)
AOCI at April 23, 2022	$16,294	$(3,431)	$12,863

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

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Gross (loss) gain reclassified from AOCI into net income	$(1,407)	$1,138
Tax benefit (expense)	352	(284)
Net of tax	$(1,055)	$854

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 22, 2023 and December 31, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 22, 2023	December 31, 2022
Goodwill	$676,274	$545,244
Amortizable intangible assets, net	555,159	537,281
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,358,533	$1,209,625

The changes in the carrying amount of goodwill during the first quarter of Fiscal 2023, during which time we completed the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 31, 2022	$545,244
Acquisition	131,030
Balance as of April 22, 2023	$676,274

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of approximately $273.5 million, inclusive of a preliminary net working capital adjustment. The acquisition included several amortizable intangible assets which total $27.1 million and are included in the table below. See Note 4, Acquisition, for details of the assets and the respective amortization period by category.

As of April 22, 2023 and December 31, 2022, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 22, 2023			December 31, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$97,285	$384,430	$477,115	$92,763	$384,352
Customer relationships	340,221	172,565	167,656	318,021	167,688	150,333
Non-compete agreements	5,454	5,132	322	5,154	5,114	40
Distributor relationships	4,123	3,757	366	4,123	3,673	450
Distributor routes held and used	3,750	1,365	2,385	3,249	1,143	2,106
Total	$835,263	$280,104	$555,159	$807,662	$270,381	$537,281

Aggregate amortization expense for the sixteen weeks ended April 22, 2023 and April 23, 2022 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 22, 2023	$9,723
For the sixteen weeks ended April 23, 2022	$9,749

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2023	$22,719
2024	$32,160
2025	$31,378
2026	$29,227
2027	$27,374

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 22, 2023 and December 31, 2022. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 3,300 and 3,400 IDPs’ distribution rights as of April 22, 2023 and December 31, 2022, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 22, 2023	$6,951
For the sixteen weeks ended April 23, 2022	$6,757

At April 22, 2023 and December 31, 2022, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 22, 2023	December 31, 2022
Distributor notes receivable	$160,086	$163,354
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(26,020)	(26,472)
Long-term portion of distributor notes receivable	$134,066	$136,882

During the third quarter of Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and completed the repurchases during the first quarter of Fiscal 2023. See Note 15, Commitments and Contingencies, for additional information. Payments on these distributor notes receivable are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 22, 2023 approximates the recorded value. The fair value of the company’s 2.400% senior notes due 2031 (the "2031 notes") and 3.500% senior notes due 2026 (the “2026 notes”), as discussed in Note 13, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$494,218	$413,669	2
2026 notes	$398,024	$384,182	2

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

As of April 22, 2023, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—
Total	—	—	—	—

Liabilities:
Other current	(3,159)	—	—	(3,159)
Other long-term	(284)	—	—	(284)
Total	(3,443)	—	—	(3,443)
Net Fair Value	$(3,443)	$—	$—	$(3,443)

As of December 31, 2022, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$782	$—	$—	$782
Other long-term	2	—	—	2
Total	784	—	—	784

Liabilities:
Other current	(1,149)	—	—	(1,149)
Other long-term	(86)	—	—	(86)
Total	(1,235)	—	—	(1,235)
Net Fair Value	$(451)	$—	$—	$(451)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2024. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 22, 2023 and December 31, 2022, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 22, 2023		December 31, 2022		April 22, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$782	Other accrued liabilities	$3,159	Other accrued liabilities	$1,149
Commodity contracts	Other assets	—	Other assets	2	Other long-term liabilities	284	Other long-term liabilities	86
Total		$—		$784		$3,443		$1,235

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 22, 2023	April 23, 2022	into Income (Effective Portion)(2)	April 22, 2023	April 23, 2022
Interest rate contracts	$—	$—	Interest expense	$115	$115
Commodity contracts	(3,044)	11,220	Production costs(3)	(1,055)	854
Total	$(3,044)	$11,220		$(940)	$969

1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively, related to the company’s commodity risk hedges.

At April 22, 2023, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$3	$2,575	$2,578
Expiring in 2023	(2,154)	—	(2,154)
Expiring in 2024	(429)	—	(429)
Total	$(2,580)	$2,575	$(5)

Derivative Transactions Notional Amounts

As of April 22, 2023, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$13,917
Soybean oil contracts	19,069
Natural gas contracts	5,043
Total	$38,029

The company’s derivative instruments contain no credit-risk related contingent features at April 22, 2023. As of April 22, 2023 and December 31, 2022, the company had $8.4 million and $7.2 million, respectively, in other current assets representing collateral for hedged positions. As of April 22, 2023 and December 31, 2022, the company had $3.0 million and $3.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 22, 2023	December 31, 2022
Prepaid assets	$4,240	$4,589
Service contracts	23,757	25,595
Prepaid insurance	2,117	5,709
Prepaid marketing	8,809	3,917
Fair value of derivative instruments	—	782
Collateral to counterparties for derivative positions	8,353	7,210
Income taxes receivable	3,892	—
Other	616	216
Total	$51,784	$48,018

Other non-current assets consist of (amounts in thousands):

	April 22, 2023	December 31, 2022
Unamortized financing fees	$1,839	$1,356
Investments	2,516	2,506
Investment in unconsolidated affiliate	9,000	9,000
Deposits	2,385	2,444
Unamortized cloud computing arrangement costs	159	258
Noncurrent postretirement benefit plan asset	4,801	4,902
Noncurrent service contracts	2,280	3,957
Other	90	92
Total	$23,070	$24,515

11. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 22, 2023	December 31, 2022
Employee compensation	$27,596	$26,762
Employee vacation	19,043	16,058
VSIP	3,418	—
Employee bonus	6,974	29,526
Fair value of derivative instruments	3,159	1,149
Self-insurance reserves	30,594	30,599
Bank overdraft	13,699	17,960
Accrued interest	2,443	7,127
Accrued utilities	5,635	6,861
Accrued taxes	9,672	11,970
Accrued advertising	4,562	4,813
Accrued legal settlements	—	5,500
Accrued legal costs	4,064	3,021
Accrued short-term deferred income	3,763	3,893
Collateral due to counterparties for derivative positions	2,961	3,085
Acquisition consideration adjustment	753	753
Net working capital purchase price adjustment payable	3,075	—
Multi-employer pension plan withdrawal liability	1,297	1,297
Repurchase obligations of distribution rights	—	432
Other	5,419	4,470
Total	$148,127	$175,276

The acquisition consideration adjustment is in connection with an acquisition completed in Fiscal 2012, the company agreed to make the sellers whole for certain taxes incurred by the sellers on the sale. In Fiscal 2021, there was a tax determination that the sellers owed additional taxes of $3.4 million, and the company recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2021. During Fiscal 2022, the company reached an agreement to settle this issue and made a partial payment in Fiscal 2022 and anticipates making the final payment in Fiscal 2023.

The net working capital purchase price adjustment payable is part of the Papa Pita acquisition which was completed on February 17, 2023. See Note 4, Acquisition, for details about the acquisition.

Other long-term liabilities consist of (amounts in thousands):

	April 22, 2023	December 31, 2022
Deferred income	$9,878	$11,235
Deferred compensation	25,385	23,675
Other deferred credits	279	382
Other	601	406
Total	$36,143	$35,698

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 22, 2023 and December 31, 2022, respectively (amounts in thousands):

	April 22, 2023	December 31, 2022
Distributor territories	$9,190	$7,608
Property, plant and equipment	4,882	4,885
Total assets held for sale	$14,072	$12,493

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 5, Leases) consisted of the following at April 22, 2023 and December 31, 2022, respectively (amounts in thousands):

	April 22, 2023	December 31, 2022
Unsecured credit facility	$111,000	$—
2031 notes	494,218	493,994
2026 notes	398,024	397,848
Accounts receivable repurchase facility	60,000	—
Accounts receivable securitization facility	—	—
	1,063,242	891,842
Less current maturities of long-term debt	—	—
Total long-term debt	$1,063,242	$891,842

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 22, 2023 and December 31, 2022, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

2031 Notes, 2026 Notes, Accounts Receivable Repurchase Facility, Accounts Receivable Securitization Facility, and Credit Facility

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of April 22, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 22, 2023, and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the securitization facility (as defined below) and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 22, 2023, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the sixteen weeks ended April 22, 2023:

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	60,000
Payments	—
Balance at April 22, 2023	$60,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchases facility as of April 23, 2022:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(60,000)
Available for withdrawal	$140,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the sixteen weeks ended April 22, 2023:

Amount (thousands)
High balance	$60,000
Low balance	$—

Financing costs paid at inception of the repurchase facility are being amortized over the life of the repurchase facility. The company incurred $0.8 million in financing costs during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.7 million on April 23, 2022 and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into the accounts receivable securitization facility (the "securitization facility"). The company amended the securitization facility 11 times since execution, most recently on February 13, 2023. On April 14, 2023, the company terminated the securitization facility with no outstanding borrowings. Under the securitization facility, a wholly-owned, bankruptcy-remote subsidiary purchased, on an ongoing basis, substantially all trade receivables of the company’s subsidiaries. The subsidiary pledged the receivables as collateral for the obligations under the securitization facility. In the event of liquidation of the subsidiary, its creditors were entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The securitization facility contained certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 31, 2022, the company was in compliance with all restrictive covenants under the securitization facility.

The table below presents the borrowings and repayments under the securitization facility during the sixteen weeks ended April 22, 2023:

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	28,000
Payments	(28,000)
Balance at April 22, 2023	$—

Optional principal repayments could be made at any time without premium or penalty. Interest was due 18 days after our reporting periods end in arrears on the outstanding borrowings and was computed as SOFR plus an applicable margin of 95 basis points. An unused fee of 40 basis points was applicable on the unused commitment at each reporting period. Financing costs paid at inception of the securitization facility and at the time amendments are executed were being amortized over the life of the securitization facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2022 for the tenth amendment. The balance of unamortized financing costs was $0.3 million on December 31, 2022, and is recorded in other assets on the Condensed Consolidated Balance Sheets. During the first quarter of Fiscal 2023, the company recognized $0.3 million in unamortized loan costs as a loss on extinguishment of debt upon the early termination of the securitization facility. These costs are recorded in interest expense on the Condensed Consolidated Statements of Income.

Amounts available for withdrawal under the securitization facility were determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the securitization facility during the sixteen weeks ended April 22, 2023:

Amount (thousands)
High balance	$28,000
Low balance	$—

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “amended and restated credit agreement”). The company has amended the amended and restated credit agreement eight times since execution, most recently on April 12, 2023 (the “eighth amendment”). Under the amended and restated credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of July 30, 2026; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the amended and restated credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters. Additionally, the eighth amendment replaced the benchmark rate at which borrowings under the amended and restated credit agreement bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited ("Term SOFR"). As a result of these amendments and in respect of SOFR Loans, we can borrow at Term SOFR, plus a credit spread adjustment of 0.10% subject to a floor of zero.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of April 22, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eight amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $1.1 million and $1.0 million on April 22, 2023 and December 31, 2022, respectively, and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 22, 2023.

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	399,900
Payments	(288,900)
Balance at April 22, 2023	$111,000

The table below presents the net amount available under the credit facility as of April 22, 2023:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(111,000)
Letters of credit	(8,400)
Available for withdrawal	$380,600

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 22, 2023:

Amount (thousands)
High balance	$174,000
Low balance	$—

Aggregate maturities of debt outstanding as of April 22, 2023 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2023	$—
2024	—
2025	60,000
2026	511,000
2027	—
2028 and thereafter	500,000
Total	$1,071,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 22, 2023 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$5,782	$494,218
2026 notes	400,000	1,976	398,024
Total	$900,000	$7,758	$892,242

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 31, 2022 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$6,006	$493,994
2026 notes	400,000	2,152	397,848
Total	$900,000	$8,158	$891,842

14. VARIABLE INTEREST ENTITIES

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as variable interest entities ("VIEs"). The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of April 22, 2023 and December 31, 2022, there was $143.0 million and $144.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending 20 complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Seven of these lawsuits seek class and/or collective action treatment. The remaining thirteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in three of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On July 5, 2022, the Court granted plaintiffs’ motion under Federal Rule of Civil Procedure 23 to certify a California state law class comprising of distributors who worked within California from June 6, 2014 to present and were classified as independent contractors. On March 15, 2023, the court denied defendants' motion to decertify the FLSA collective action.

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

Since the beginning of Fiscal 2021, the company has settled, and the appropriate court has approved, the following collective/class action lawsuits filed by IDPs alleging that such IDPs were misclassified as independent contractors:

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

On April 26, 2022, the Court approved an agreement to settle this and two companion cases pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410) – for a payment of $16.5 million, comprised of $9.0 million in settlement funds and $7.5 million in attorneys’ fees. The settlement was paid during the second quarter of Fiscal 2022. The settlement also required a phased repurchase of approximately 75 distribution territories in Maine, which the company began servicing using company sales employees. The company estimated this cost to be $6.6 million (of which $4.7 million was originally included in other accrued liabilities and the remainder as a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during the third quarter of Fiscal 2021. The repurchase of distribution territories was completed during the first quarter of Fiscal 2023. The company remains committed to its IDP program.

See Note 13, Debt and Other Obligations, for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Net income	$70,710	$85,589
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,769	211,999
Basic earnings per common share	$0.33	$0.40
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,769	211,999
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,628	1,315
Diluted weighted average shares outstanding for common stock	213,397	213,314
Diluted earnings per common share	$0.33	$0.40

There were 326,690 and 330,140 anti-dilutive shares during the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the sixteen weeks ended April 22, 2023 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the sixteen weeks ended April 22, 2023 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$33.52

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2021 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2022 and 2023 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 22, 2023 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$28.74

Performance-Contingent Restricted Stock

The table below presents the TSR modifier share adjustment (a 148% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data):

Award Granted	Fiscal Year Vested	TSR Modifier Increase Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2020	2023	151,513	78,893	$2,154	$1,424	$24,652

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 22, 2023 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2022	2,009	$25.83
Granted	676	$31.13
Grant increase for achieving the ROIC modifier	79	$31.13
Grant increase for achieving the TSR modifier	151	$31.13
Vested	(868)	$23.51
Forfeited	(59)	$27.96
Nonvested shares at April 22, 2023	1,988	$28.32

As of April 22, 2023, there was $34.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.26 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 22, 2023 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	220	Equally over 3 years	$28.74

The TBRSU Shares activity for the sixteen weeks ended April 22, 2023 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 31, 2022	462	$24.62
Vested	(208)	$23.92
Granted	220	$28.74
Forfeitures	(9)	$26.77
Nonvested shares at April 22, 2023	465	$26.82	2.15	$9,784

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2022	2023	$58	$20	$1,949
2021	2023	$133	$118	$2,232
2020	2023	$153	$108	$1,782

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the sixteen weeks ended April 22, 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2023. Non-employee directors received 2,707 shares of previously deferred board retainer deferrals during the sixteen weeks ended April 22, 2023.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2022, non-employee directors were granted 58,300 shares for their annual grant pursuant to the Omnibus Plan. Non-employee directors received 5,780 shares of previously deferred annual grant awards during the sixteen weeks ended April 22, 2023.

The deferred stock activity for the sixteen weeks ended April 22, 2023 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 31, 2022	62	$27.37
Vested	(3)	$27.47
Granted	3	$28.74
Nonvested shares at April 22, 2023	62	$27.44	0.29	$218

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Performance-contingent restricted stock awards	$7,510	$6,915
TBRSU Shares	1,837	1,647
Deferred and restricted stock	489	519
Total stock-based compensation	$9,836	$9,081

18. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at April 22, 2023 compared to accounts at December 31, 2022 (amounts in thousands):

	April 22, 2023	December 31, 2022
Noncurrent benefit asset	$4,801	$4,902
Current benefit liability	$710	$710
Noncurrent benefit liability	$5,801	$5,814
AOCI, net of tax	$(684)	$(625)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2022 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the sixteen weeks ended April 22, 2023 and April 23, 2022.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Service cost	$210	$366
Interest cost	401	272
Expected return on plan assets	(480)	(577)
Amortization of prior service cost	18	17
Amortization of net loss	53	142
Total net periodic pension cost	$202	$220

The components of net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income.

Postretirement Benefit Plan

The company provides certain health care and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Service cost	$55	$66
Interest cost	73	34
Amortization of prior service credit	(72)	(72)
Amortization of net gain	(76)	(54)
Total net periodic postretirement (credit) cost	$(20)	$(26)

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Total cost and employer contributions	$9,974	$9,406

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

19. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 22, 2023 was 21.4% compared to 22.3% for the sixteen weeks ended April 23, 2022. Discrete tax benefits in the current quarter reduced the effective rate and resulted in a larger benefit when compared to the discrete tax benefit for the prior year. During the sixteen weeks ended April 22, 2023 and April 23, 2022, the primary differences in the effective rate and the statutory rate were state income taxes and windfall tax benefits on stock-based compensation.

During the sixteen weeks ended April 22, 2023, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of April 22, 2023, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 22, 2023, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 22, 2023 should be read in conjunction with the Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is segregated into four sections, including:

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

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 22, 2023	April 23, 2022	Disclosure
	(Amounts in thousands)
Business process improvement costs	$6,219	$9,064	Note 1
Restructuring charges	4,195	—	Note 3
Impairment of assets	—	990	Note 1
Acquisition-related costs	3,223	—	Note 4
	$13,637	$10,054
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives was $6.2 million and $9.1 million during the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $95.0 million to $105.0 million for Fiscal 2023.
•
Restructuring charges In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP") and employee relocation costs. During the sixteen weeks ended April 22, 2023, we recorded VSIP-related charges of $3.9 million of which $0.5 million were paid during the quarter. Relocation costs incurred during the current year quarter were $0.3 million and these and the VSIP costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income.
•
Impairment of assets During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

•
Papa Pita bakery business acquisition On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $273.5 million, inclusive of a preliminary net working capital adjustment. The identifiable intangible assets, property and equipment, and certain financial assets and taxes are still under review. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs of $3.2 million in the first quarter of Fiscal 2023 and these costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the U.S. Our principal products include breads, buns, rolls, snack cakes, bagels, English muffins, and tortillas and are sold under a variety of brand names, including Nature’s Own, Dave's Killer Bread ("DKB"), Wonder, Canyon Bakehouse, Tastykake, and Mrs. Freshley’s. Our brands are among the best known in the U.S. baking industry. Many of our brands have a major presence in the product categories in which they compete. We manage our business as one operating segment. The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

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

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: IRI Total US MultiOutlet+C-Store 16 Weeks Ended 4/23/23)
•
Our branded retail sales comprised 63.8% of total sales for the sixteen weeks ended April 22, 2023 as compared to 66.5% for the sixteen weeks ended April 23, 2022.
•
We completed the Papa Pita acquisition on February 17, 2023, as discussed above.
•
As of April 22, 2023, we operate 46 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack cakes, bagels, English muffins, and tortillas.
•
We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributor partners to retail and foodservice customers with access to more than 85% of the U.S. population.
•
We offer nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is projecting savings in the range of $20 million to $30 million from these activities in Fiscal 2023. Additionally, we are currently in the build phase of our multi-year ERP upgrade project and continue to implement our digital strategy initiatives as discussed further in the “Transformation Strategy Initiatives” section below.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, and the conflict between Russia and Ukraine on our business. Our results in the first quarter of Fiscal 2023 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and, to a lesser extent, for transportation and labor in the current year period which has partially offset the more optimized sales mix. We expect these inflationary pressures to continue throughout the first half of Fiscal 2023. To mitigate the ongoing cost pressures, we implemented price increases at the beginning of Fiscal 2023.

Additionally, in the latter half of the first quarter and into the second quarter of Fiscal 2022, we experienced heightened supply chain disruptions that impacted our ability to procure adequate quantities of certain raw materials and particularly packaging items, resulting in lower production volumes. Although we were able to mitigate these packaging shortages earlier than originally anticipated, our operating results were negatively impacted. These and other supply chain disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine has not impacted us directly, we are closely monitoring its effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Our operations continued to be negatively impacted by labor shortages and turnover at some of our bakeries in Fiscal 2023. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively affect our ability to operate our production lines efficiently or run at full capacity which could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” sections below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 6.9% for the sixteen weeks ended April 22, 2023 compared to the same quarter in the prior year, with price/mix contributing 13.6% and the Papa Pita acquisition contributing 0.6%, partially offset by volume declines of 7.3% and increased product returns. The benefits of inflation-driven pricing actions were partially offset by softer volumes. Volumes were impacted by inflationary pressure on consumer spending and targeted sales rationalization. For the sixteen weeks ended April 22, 2023, our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to generate positive sales growth due to positive price/mix, partially offset by lower volumes.

Income from operations for the sixteen weeks ended April 22, 2023 was $93.8 million compared to $112.0 million in the prior year quarter. The decline was driven by significant input cost inflation, lower production volumes, increased marketing investments and the restructuring and acquisition-related costs incurred in the current year period. Those factors were partially offset by price increases and lower employee compensation costs.

Net income for the sixteen weeks ended April 22, 2023 was $70.7 million compared to $85.6 million in the prior year period. The decrease resulted primarily from lower income from operations, as described above, and higher interest expense, partly offset by a lower effective tax rate in the current year quarter.

During the sixteen weeks ended April 22, 2023, we generated net cash flows from operations of $58.0 million, paid $270.5 million for the Papa Pita acquisition and invested $34.0 million in capital expenditures. We increased our indebtedness by $171.0 million to fund the acquisition and paid $49.1 million in dividends to our shareholders. We anticipate paying additional consideration of $3.1 million for the Papa Pita acquisition related to the net working capital purchase price adjustment. During the first quarter of Fiscal 2023, we terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million trade receivable repurchase facility (the "repurchase facility"). During the sixteen weeks ended April 23, 2022, we generated net cash flows from operations of $124.2 million, invested $50.5 million in capital expenditures and paid $46.7 million in dividends to our shareholders.

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

As discussed above, in February 2023, we announced a restructuring of plant operation responsibilities from the sales function to the supply chain function to improve operational effectiveness, increase profitable sales, and better meet customer requirements. This restructuring of sales and supply chain functions is ongoing.

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

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out these programs to more than 20 bakeries and plan to continue to invest in these new ways of working. Costs related to the digital initiatives are more fluid and cannot be estimated.

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

We expect the transformation strategy initiatives to require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. As of April 22, 2023, we have incurred costs related to the project of approximately $172 million.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). These principles are numerous and complex. Our significant accounting policies are summarized in the Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Refer to the Form 10-K for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively, are set forth in the table below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 22, 2023	April 23, 2022	April 22, 2023	April 23, 2022	Dollars	%
Sales	$1,534,493	$1,435,932	100.0	100.0	$98,561	6.9
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	800,852	724,592	52.2	50.5	76,260	10.5
Selling, distribution and administrative expenses	591,943	554,952	38.6	38.6	36,991	6.7
Restructuring charges	4,195	—	0.3	—	4,195	NM
Impairment of assets	—	990	—	0.1	(990)	NM
Depreciation and amortization	43,735	43,423	2.9	3.0	312	0.7
Income from operations	93,768	111,975	6.1	7.8	(18,207)	(16.3)
Other components of net periodic pension and postretirement benefit plans credit	(83)	(238)	(0.0)	(0.0)	155	NM
Interest expense, net	3,886	2,101	0.3	0.1	1,785	85.0
Income before income taxes	89,965	110,112	5.9	7.7	(20,147)	(18.3)
Income tax expense	19,255	24,523	1.3	1.7	(5,268)	(21.5)
Net income	$70,710	$85,589	4.6	6.0	$(14,879)	(17.4)
Comprehensive income	$68,547	$95,865	4.5	6.7	$(27,318)	(28.5)

NM - the computation is not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 22, 2023 COMPARED TO SIXTEEN WEEKS ENDED APRIL 23, 2022

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 22, 2023	April 23, 2022	April 22, 2023	April 23, 2022	Dollars	%
Branded retail	$979,345	$955,531	63.8	66.5	$23,814	2.5
Other	555,148	480,401	36.2	33.5	74,747	15.6
Total	$1,534,493	$1,435,932	100.0	100.0	$98,561	6.9

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	8.3	23.1	13.6
Volume*	(6.3)	(8.2)	(7.3)
Acquisition	0.5	0.7	0.6
Total percentage change in sales	2.5	15.6	6.9

* Computations above are calculated as follows:
Price/Mix $ = Current year period units x change in price per unit
Price/Mix % = Price/Mix $ ÷ Prior year period Sales $

Volume $ = Prior year period price per unit x change in units
Volume % = Volume $ ÷ Prior year period Sales $

The company disaggregates its sales into two categories, Branded Retail and Other. These categories align with our brand-focused strategy to drive above-market growth via innovation and focusing on higher margin products. The Other category includes store branded retail and non-retail sales (foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing).

Sales increased quarter over quarter due to positive pricing actions implemented in the latter half of Fiscal 2022 and at the beginning of Fiscal 2023 to mitigate considerable cost inflation, partially offset by volume declines and increased product returns. The sales impact of the Papa Pita acquisition was relatively minor for the sixteen weeks ended April 22, 2023. The price increases we implemented in the first quarter of Fiscal 2023 were focused on our store branded and non-retail sales as the price increases implemented in the prior year quarter were predominantly targeted to branded retail sales. Volume decreases were most significant for non-retail items and to a lesser extent branded retail cake products and branded retail traditional loaf breads. The promotional environment has remained relatively stable in the first quarter of Fiscal 2023 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

We anticipate our Fiscal 2023 sales will be higher than Fiscal 2022 sales due to pricing actions taken in the latter half of Fiscal 2022 and at the beginning of the first quarter of Fiscal 2023 and sales attributed to the Papa Pita acquisition, somewhat offset by softer sales volumes.

Branded Retail Sales

Branded retail sales increased 2.5% quarter over quarter due to favorable price/mix resulting from inflation-driven pricing actions in the latter half of Fiscal 2022 and improved promotional efficiency, partially offset by volume declines and increased product returns. Branded retail sales in the prior year quarter benefitted from strong demand at the beginning of the quarter as result of increased COVID-19 cases. The largest volume declines occurred in branded cake and branded traditional loaf breads. Declines in branded cake resulted from market share declines and targeted sales rationalization, partially offset by supply chain disruptions and labor shortages in the prior year quarter. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well benefiting from inflation-driven price increases, partially offset by volume declines due to inflationary pressure on consumer spending. Nature's Own Hawaiian loaf bread, Nature's Own Perfectly Crafted Sourdough loaf bread, and DKB Organic Everything Bread, all introduced during Fiscal 2022, contributed to the branded retail sales increase. As announced in December 2022, we are continuing the nationwide rollout of certain varieties of DKB snack bars in Fiscal 2023.

Other Sales

Sales in the Other sales category grew significantly due to substantial price increases implemented to mitigate inflationary pressures, net of unit declines. Store branded retail sales increased quarter over quarter and comprised a larger portion of our total sales as compared to the prior year quarter. This sales increase was largely a result of inflation-driven price increases. However, store branded retail sales continue to comprise a smaller portion of our total sales mix as compared to pre-pandemic levels. Non-retail sales increased quarter over quarter from positive price/mix due to inflation-driven pricing actions, partially offset by volume declines. Foodservice and vending drove most of the volume decrease and primarily resulted from exiting certain lower margin business and targeted sales rationalization, net of production constraints from supply chain disruptions in the prior year quarter.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 22, 2023 % of Sales	April 23, 2022 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	32.7	30.2	2.5
Workforce-related costs	13.5	13.9	(0.4)
Other	6.0	6.4	(0.4)
Total	52.2	50.5	1.7

Materials, supplies, labor and other production costs as a percent of sales rose quarter over quarter due to considerable input cost inflation, partially mitigated by inflation-driven pricing actions. Supply chain constraints we experienced in the prior year quarter partially offset the overall increase as a percent of sales. In the current year quarter, ingredient and packaging costs continued to be impacted by the decades-high inflationary environment and these cost increases outpaced the sales price increases. We anticipate ingredient and packaging costs will continue to be volatile. Additionally, certain products purchased from Papa Pita in the prior year period and up until the acquisition date were reflected as outside purchases of product (sales with no associated ingredient costs) in the Other line item. We anticipate this shift in expense between cost categories will impact comparability for the remainder of Fiscal 2023. Lower employee compensation costs largely resulted in the decrease in workforce-related costs as a percent of sales. Also, sales increases outpaced wage inflation, however, lower production volumes and the competitive labor market impacted our operations and we expect this trend to continue. The decrease in the Other line item mostly reflects lower outside purchases of product, partially offset by reduced manufacturing efficiencies.

Prices of ingredients and packaging materials fluctuate and we continually monitor these markets. Ingredient and packaging costs continued to experience significant volatility in the current quarter and are expected to remain volatile for the remainder of Fiscal 2023. The cost of these inputs has fluctuated widely, and may continue to do so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 22, 2023 % of Sales	April 23, 2022 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	10.8	11.2	(0.4)
Distributor distribution fees	14.1	14.8	(0.7)
Other	13.7	12.6	1.1
Total	38.6	38.6	—

Lower employee compensation costs and sales increases in excess of wage inflation in the current year quarter primarily resulted in lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. The increase in the Other line item reflects greater marketing investments, increased amortization of cloud-based applications, and $3.2 million of Papa Pita acquisition-related costs, partially offset by reduced consulting costs. Transportation cost increases were mostly offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs and acquisition-related costs.

Restructuring Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the first quarter of Fiscal 2023 was relatively unchanged as a percent of sales and in dollars as compared to the prior year quarter.

Income from Operations

Income from operations decreased as a percent of sales for the sixteen weeks ended April 22, 2023 compared to the sixteen weeks ended April 23, 2022 mostly due to substantial input cost inflation and the current year restructuring charges and acquisition-related costs, partially offset by inflation-driven sales price increases and lower workforce-related costs.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter due to higher average amounts outstanding under our borrowing arrangements due to funding the Papa Pita acquisition and increased interest rates on our variable rate debt.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 22, 2023 was 21.4% compared to 22.3% in the prior year quarter. The decrease in the rate quarter over quarter was primarily due to the generation of state tax credits during the current year quarter. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes and windfalls on stock-based compensation.

Comprehensive Income

The decrease in comprehensive income quarter over quarter resulted primarily from decreased net income and changes in the fair value of derivatives.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy and Update on Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We believe that our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths. Furthermore, we strive to maintain a conservative financial position as we believe it allows us flexibility to make investments and acquisitions and is a strategic competitive advantage. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and obligated debt repayments. We believe that we currently have access to available funds and financing sources to meet our short and long-term capital requirements. The company’s strategy for use of its excess cash flows includes:

•
implementing our strategic priorities, including our transformation strategy initiatives;
•
paying dividends to our shareholders;
•
maintaining a conservative financial position;
•
making strategic acquisitions; and
•
repurchasing shares of our common stock.

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows for the sixteen weeks ended April 22, 2023, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, labor shortages, and the conflict between Russia and Ukraine, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the workforce available to us, and our ability to implement additional pricing actions to offset rising inflation.

The macroeconomic-related factors discussed above remain fluid and the future impact on the company’s business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If the company experienced a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2023, we terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million trade receivable repurchase facility. We believe that we have sufficient liquidity on hand to continue business operations during this time of volatility in the global and U.S. economic environments. The company had total available liquidity of $548.3 million as of April 22, 2023, consisting of cash on hand and the available balances under the senior unsecured revolving credit facility (the "credit facility") and repurchase facility.

Liquidity Discussion for the Sixteen Weeks Ended April 22, 2023 and April 23, 2022

Cash and cash equivalents were $27.7 million at April 22, 2023 and $165.1 million at December 31, 2022. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 22, 2023	April 23, 2022	Change
Cash provided by operating activities	$57,952	$124,154	$(66,202)
Cash disbursed for investing activities	(301,207)	(41,895)	(259,312)
Cash provided by (disbursed for) financing activities	105,841	(62,983)	168,824
Total change in cash	$(137,414)	$19,276	$(156,690)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022	Change
Depreciation and amortization	$43,735	$43,423	$312
Impairment of assets	—	990	(990)
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,407	(1,138)	2,545
Allowances for accounts receivable	4,341	1,798	2,543
Stock-based compensation	9,836	9,081	755
Deferred income taxes	1,868	9,248	(7,380)
Other non-cash items	1,788	1,267	521
Net non-cash adjustment to net income	$62,975	$64,669	$(1,694)

•
Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.
•
For the sixteen weeks ended April 22, 2023, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174. For the sixteen weeks ended April 23, 2022, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and legal settlement payments.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized loan costs upon the early extinguishment of the securitization facility in the first quarter of Fiscal 2023) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022	Change
Changes in accounts receivable, net	$(18,201)	$(24,774)	$6,573
Changes in inventories, net	(14,552)	(14,082)	(470)
Changes in hedging activities, net	(2,334)	11,616	(13,950)
Changes in other assets and accrued liabilities, net	(31,361)	(22,670)	(8,691)
Changes in accounts payable, net	(9,285)	23,806	(33,091)
Net changes in working capital	$(75,733)	$(26,104)	$(49,629)

•
Changes in accounts receivable and inventories were mainly attributable to significant price increases and cost inflation through the first quarter of Fiscal 2023. Changes in accounts payable were mainly attributable to higher capital spending in the prior year period largely due to the upgrade of the ERP system.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. These changes will continue to occur, though the degree and financial impact cannot be currently estimated, as part of our hedging program.
•
The change in other assets primarily resulted from changes in prepaid assets and income tax receivables in each respective period. Changes in employee compensation accruals and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2023 and Fiscal 2022, we paid $32.1 million and $43.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $2.2 million and $1.8 million was paid during the first quarter of Fiscal 2023 and Fiscal 2022, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 22, 2023, the company paid $5.5 million of legal settlements that had been accrued for in a prior period.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022	Change
Purchases of property, plant, and equipment	$(33,958)	$(50,497)	$16,539
Principal payments from notes receivable, net of repurchases of independent distributor territories	3,106	7,171	(4,065)
Proceeds from sale of property, plant and equipment	96	1,431	(1,335)
Acquisition of business	(270,451)	—	(270,451)
Net cash disbursed for investing activities	$(301,207)	$(41,895)	$(259,312)

•
We currently anticipate capital expenditures of $140.0 million to $150.0 million for Fiscal 2023 (inclusive of expenditures for the ERP upgrade of $30.0 million to $40.0 million).
•
As discussed in the Executive Overview section above, on February 17, 2023, we completed the Papa Pita acquisition for $270.5 million in cash and anticipate an additional cash payment of $3.1 million related to a net working capital purchase price adjustment. Papa Pita operates one manufacturing facility in West Jordan, Utah.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the sixteen weeks ended April 22, 2023 and April 23, 2022, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2023	April 23, 2022	Change
Dividends paid	$(49,100)	$(46,747)	$(2,353)
Payment of financing fees	(218)	(48)	(170)
Stock repurchases	(10,981)	(10,049)	(932)
Change in bank overdrafts	(4,261)	(5,713)	1,452
Net change in debt obligations	171,000	—	171,000
Payments on financing leases	(599)	(426)	(173)
Net cash provided by (disbursed for) financing activities	$105,841	$(62,983)	$168,824

•
Our Board of Directors declared the following quarterly dividend during the sixteen weeks ended April 22, 2023 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 17, 2023	March 3, 2023	March 17, 2023	$0.2200	$46,602

Additionally, we paid dividends of $2.5 million at the time of vesting of certain restricted stock awards, director stock awards, and at issuance of deferred compensation shares. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
In the first quarter of Fiscal 2023, we paid financing fees associated with executing the repurchase facility and for the amendment to the credit facility. In the prior year period, we paid financing costs associated with the Fiscal 2021 amendment of the credit facility.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 22, 2023 and April 23, 2022, we repurchased 385,882 and 354,470 shares of our common stock for $11.0 million and $10.0 million, respectively, under a share repurchase plan approved by our Board of Directors. These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
We made drawdowns on the credit facility to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 22, 2023 and December 31, 2022, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 5, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 22, 2023	December 31, 2022	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$494,218	$493,994	Fixed Rate	2031
2026 notes	398,024	397,848	Fixed Rate	2026
Credit facility	111,000	—	Variable Rate	2026
Accounts receivable securitization facility	—	—	Variable Rate
Accounts receivable repurchase facility	60,000	—	Variable Rate	2025
Right-of-use lease obligations	287,829	282,862		2036
	1,351,071	1,174,704
Less: Current maturities of long-term debt and right- of-use lease obligations	(50,838)	(45,769)
Long-term debt and right-of-use lease obligations	$1,300,233	$1,128,935

Total stockholders' equity
Total stockholders' equity	$1,461,592	$1,443,290
The repurchase facility and the credit facility are generally used for short-term liquidity needs. On February 13, 2023, we amended the securitization facility and then on April 14, 2023, terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million trade receivable repurchase facility. Additionally, on April 12, 2023, we amended the credit facility to, among other things, replace the benchmark rate at which borrowings bear interest under the credit facility from LIBOR to Term SOFR and to allow for entry into permitted accounts receivable repurchase facilities. See Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, labor shortages, and the conflict between Russia and Ukraine on our business. There is no current portion payable over the next year for our debt obligations. Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total facility limit and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the repurchase facility, the securitization facility, and the credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 22, 2023:

	Amount Available		For the Sixteen Weeks Ended April 22, 2023
	for Withdrawal at		Highest	Lowest
Facility	April 22, 2023		Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility	$140,000		$60,000	$—
Accounts receivable securitization facility	—	*	28,000	—
Credit facility (1)	380,600		174,000	—
	$520,600
* The securitization facility was terminated on April 14, 2023.

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the sixteen weeks ended April 22, 2023, the company made $399.9 million in revolving borrowings and $288.9 million in payments on revolving borrowings under the credit facility primarily to fund the Papa Pita acquisition. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The securitization facility, the repurchase facility, and the credit facility are variable rate debt. In periods of rising interest rates, such as we are currently experiencing, the cost of using these facilities has and will become more expensive resulting in increased interest expense. Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 22, 2023, the company was in compliance with all restrictive covenants under our debt agreements.

At April 22, 2023, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 22, 2023, 385,882 shares, at a cost of $11.0 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 22, 2023, 70.5 million shares, at a cost of $698.5 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 22, 2023, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of ($3.4) million, based on quoted market prices. Of this amount, approximately $2.9 million relates to instruments that will be utilized in Fiscal 2023 and $0.5 million in Fiscal 2024.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 22, 2023, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $3.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended April 22, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As originally announced on December 19, 2002, and subsequently increased, our Board of Directors had approved a plan that authorized share repurchases of up to 74.6 million shares. On May 26, 2022, the company announced that the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated share repurchase program at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During the sixteen weeks ended April 22, 2023, 385,882 million shares, at a cost of $11.0 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 22, 2023, 70.5 million shares, at a cost of $698.5 million, have been repurchased. The company currently has 24.0 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the sixteen weeks ended April 22, 2023 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 — January 28, 2023	65	*	$28.69	65	*	24,363
January 29, 2023 — February 25, 2023	—		—	—		24,363
February 26, 2023 — March 25, 2023	321	*	$28.41	321	*	24,042
March 26, 2023 — April 22, 2023	—		—	—		24,042
Total	386		$28.46	386

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

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2023, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as existing administrative agent, the swingline lender and issuing lender, and Deutsche Bank Trust Company Americas, as successor administrative agent.

10.2	*	—

Eleventh Amendment to Receivables Loan, Security and Servicing Agreement, dated as of February 13, 2023, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent.

10.3	*	—

Master Framework Agreement, dated as of April 14, 2023, by and among Coöperatieve Rabobank U.A., New York Branch, and the other financial institutions listed on the signature pages thereof as “Buyer Funding Parties”, Coöperatieve Rabobank U.A., New York Branch, as repo counterparty, on behalf of itself and the other Buyer Funding Parties, the subsidiaries of Flowers Foods, Inc. listed on Annex I thereto, as Originators, and Flowers Foods, Inc., as repo seller.

10.4	*	—

Receivables Sale and Distribution Agreement, dated as of April 14, 2023, among Flowers Foods, Inc. and each of the Primary Originators, Secondary Originators, Tertiary Originators and Quaternary Originators signatory thereto.

10.5	*	—	Master Repurchase Agreement, dated as of April 14, 2023, between Flowers Foods, Inc. and Coöperatieve Rabobank U.A., New York Branch.
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, President and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended April 22, 2023.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended April 22, 2023 has been formatted in Inline XBRL.

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

Date: May 18, 2023