Form 10-Q
period 2023-07-15
FLOWERS FOODS INC
filed 2023-08-10
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2023

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

As of August 4, 2023, the registrant had 211,319,808 shares of common stock, $0.01 par value per share, outstanding.

FLOWERS FOODS, INC.

Forward-Looking Statements

Statements contained in this filing and certain other written or oral statements made from time to time by Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our business and our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are based upon assumptions we believe are reasonable.

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
•
the failure of our information technology (“IT”) systems to perform adequately, including any interruptions, intrusions, cyber-attacks or security breaches of such systems or risks associated with the implementation of the upgrade of our ERP system; and
•
the potential impact of climate change on the company, including physical and transition risks, availability or restriction of resources, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms.

The foregoing list of important factors does not include all such factors, nor does it necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 15, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,711	$165,134
Accounts and notes receivable, net of allowances of $23,313 and $18,754, respectively	428,943	349,477
Inventories, net:
Raw materials	71,606	71,058
Packaging materials	29,716	28,202
Finished goods	74,720	69,437
Inventories, net	176,042	168,697
Spare parts and supplies	80,520	73,614
Other	51,724	48,018
Total current assets	748,940	804,940
Property, plant and equipment:
Property, plant and equipment	2,467,080	2,296,721
Less: accumulated depreciation	(1,505,294)	(1,447,396)
Property, plant and equipment, net	961,786	849,325
Financing lease right-of-use assets	866	1,778
Operating lease right-of-use assets	271,026	273,436
Notes receivable from independent distributor partners	131,422	136,882
Assets held for sale	14,054	12,493
Other assets	25,136	24,515
Goodwill	677,796	545,244
Other intangible assets, net	674,809	664,381
Total assets	$3,505,835	$3,312,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	807	1,779
Current maturities of operating leases	49,882	43,990
Accounts payable	328,166	343,380
Other accrued liabilities	176,602	175,276
Total current liabilities	555,457	564,425

Noncurrent long-term debt	1,074,544	891,842
Noncurrent financing lease obligations	41	116
Noncurrent operating lease obligations	230,812	236,977
Total long-term debt and right-of-use lease liabilities	1,305,397	1,128,935
Other liabilities:
Postretirement/post-employment obligations	5,608	5,814
Deferred taxes	134,269	134,832
Other long-term liabilities	35,030	35,698
Total other long-term liabilities	174,907	176,344
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,409,777 shares and 17,595,619 shares, respectively	(261,680)	(252,613)
Capital in excess of par value	688,281	689,959
Retained earnings	1,040,618	1,004,271
Accumulated other comprehensive income	2,656	1,474
Total stockholders’ equity	1,470,074	1,443,290
Total liabilities and stockholders’ equity	$3,505,835	$3,312,994

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Sales	$1,228,050	$1,129,051	$2,762,543	$2,564,983
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	626,097	586,084	1,426,949	1,310,676
Selling, distribution and administrative expenses	475,916	438,350	1,067,859	993,302
Depreciation and amortization	34,984	32,922	78,719	76,345
Impairment of assets	—	—	—	990
Restructuring charges	2,499	—	6,694	—
Income from operations	88,554	71,695	182,322	183,670
Interest expense	9,009	6,579	19,846	15,437
Interest income	(4,758)	(5,075)	(11,709)	(11,832)
Other components of net periodic pension and postretirement benefit plans credit	(62)	(178)	(145)	(416)
Income before income taxes	84,365	70,369	174,330	180,481
Income tax expense	20,605	16,689	39,860	41,212
Net income	$63,760	$53,680	$134,470	$139,269
Net income per common share:
Basic:
Net income per common share	$0.30	$0.25	$0.63	$0.66
Weighted average shares outstanding	212,031	212,186	211,881	212,079
Diluted:
Net income per common share	$0.30	$0.25	$0.63	$0.65
Weighted average shares outstanding	213,009	213,307	213,538	213,315
Cash dividends paid per common share	$0.2300	$0.2200	$0.4500	$0.4300

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net income	$63,760	$53,680	$134,470	$139,269
Other comprehensive (loss) income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(30)	(31)	(72)	(72)
Amortization of actuarial (gain) loss included in net income	(12)	49	(29)	115
Pension and postretirement plans, net of tax	(42)	18	(101)	43
Derivative instruments:
Net change in fair value of derivatives	3,092	(16,417)	48	(5,197)
Loss (gain) reclassified to net income	295	(1,630)	1,235	(2,599)
Derivative instruments, net of tax	3,387	(18,047)	1,283	(7,796)
Other comprehensive (loss) income, net of tax	3,345	(18,029)	1,182	(7,753)
Comprehensive income	$67,105	$35,651	$135,652	$131,516

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 15, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at April 22, 2023	228,729,585	$199	$684,154	$1,025,881	$(689)	(16,895,489)	$(247,953)	$1,461,592
Net income				63,760				63,760
Derivative instruments, net of tax					3,387			3,387
Pension and postretirement plans, net of tax					(42)			(42)
Amortization of stock-based compensation awards			5,663					5,663
Issuance of deferred compensation			(19)			1,287	19	—
Time-based restricted stock units issued (Note 17)			(637)			43,330	637
Share repurchases						(612,847)	(15,263)	(15,263)
Issuance of deferred stock awards			(880)			53,942	880	—
Dividends paid on vested stock-based payment awards				(282)				(282)
Dividends paid — $0.2300 per common share				(48,741)				(48,741)
Balances at July 15, 2023	228,729,585	$199	$688,281	$1,040,618	$2,656	(17,409,777)	$(261,680)	$1,470,074

	For the Twenty-Eight Weeks Ended July 15, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				134,470				134,470
Derivative instruments, net of tax					1,283			1,283
Pension and postretirement plans, net of tax					(101)			(101)
Amortization of stock-based compensation awards			15,499					15,499
Issuance of deferred compensation			(32)			2,139	32	—
Time-based restricted stock units issued (Note 17)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 17)			(12,508)			867,944	12,508	—
Issuance of deferred stock awards			(1,014)			63,266	1,014	—
Share repurchases						(998,729)	(26,244)	(26,244)
Dividends paid on vested stock-based payment awards				(2,780)				(2,780)
Dividends paid — $0.4500 per common share				(95,343)				(95,343)
Balances at July 15, 2023	228,729,585	$199	$688,281	$1,040,618	$2,656	(17,409,777)	$(261,680)	$1,470,074

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 16, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at April 23, 2022	228,729,585	$199	$674,017	$1,001,220	$12,863	(16,687,180)	$(228,875)	$1,459,424
Net income				53,680				53,680
Derivative instruments, net of tax					(18,047)			(18,047)
Pension and postretirement plans, net of tax					18			18
Amortization of stock-based compensation awards			5,558					5,558
Issuance of deferred compensation			(11)			851	11	—
Issuance of deferred stock awards			(663)			48,400	663	—
Share repurchases						(260,088)	(6,465)	(6,465)
Dividends paid on vested share-based payment awards				(40)				(40)
Dividends paid — $0.2200 per common share				(46,660)				(46,660)
Balances at July 16, 2022	228,729,585	$199	$678,901	$1,008,200	$(5,166)	(16,898,017)	$(234,666)	$1,447,468

	For the Twenty-Eight Weeks Ended July 16, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				139,269				139,269
Derivative instruments, net of tax					(7,796)			(7,796)
Pension and postretirement plans, net of tax					43			43
Amortization of stock-based compensation awards			14,639					14,639
Issuance of deferred compensation			(22)			1,702	22	—
Time-based restricted stock units issued (Note 17)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 17)			(10,469)			777,773	10,469	—
Issuance of deferred stock awards			(801)			58,434	801	—
Share repurchases						(614,558)	(16,514)	(16,514)
Dividends paid on vested stock-based payment awards				(2,260)				(2,260)
Dividends paid — $.4300 per common share				(91,187)				(91,187)
Balances at July 16, 2022	228,729,585	$199	$678,901	$1,008,200	$(5,166)	(16,898,017)	$(234,666)	$1,447,468

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$134,470	$139,269
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,499	14,639
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,915	(3,197)
Depreciation and amortization	78,719	76,345
Deferred income taxes	(957)	13,563
Impairment of assets	—	990
Provision for inventory obsolescence	1,405	974
Allowances for accounts receivable	7,403	3,986
Pension and postretirement plans cost	317	339
Other	1,055	1,313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(78,888)	(59,721)
Inventories	(5,736)	(31,790)
Hedging activities	1,790	(10,508)
Accounts payable	(19,112)	61,198
Other assets and accrued liabilities	(8,973)	(23,567)
NET CASH PROVIDED BY OPERATING ACTIVITIES	128,907	183,833
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68,385)	(97,862)
Proceeds from sale of property, plant and equipment	775	1,575
Repurchase of independent distributor territories	(2,991)	(3,477)
Cash paid at issuance of notes receivable	(9,613)	(5,720)
Principal payments from notes receivable	18,524	20,979
Acquisition of business	(274,755)	—
Investment in unconsolidated affiliate	(1,981)	(9,000)
Other investing activities	57	395
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(338,369)	(93,110)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(98,123)	(93,447)
Stock repurchases	(26,244)	(16,514)
Change in bank overdrafts	(324)	(3,135)
Proceeds from debt borrowings	757,900	—
Debt obligation payments	(575,900)	—
Payments on financing leases	(1,052)	(864)
Payments for financing fees	(218)	(123)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	56,039	(114,083)
Net decrease in cash and cash equivalents	(153,423)	(23,360)
Cash and cash equivalents at beginning of period	165,134	185,871
Cash and cash equivalents at end of period	$11,711	$162,511

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages and the conflict between Russia and Ukraine on our business. Our results through the first half of Fiscal 2023 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and, to a lesser extent, transportation and labor in the current year which has partially offset the more optimized sales mix. We implemented price increases at the beginning of Fiscal 2023 and in the second quarter of Fiscal 2023 to mitigate these cost pressures.

INVESTMENT IN UNCONSOLIDATED AFFILIATE — In the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in Base Culture during the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. The investment is being accounted for at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions involving the affiliate, as we do not control nor do we have the ability to significantly influence the affiliate, nor is there a readily determinable fair value. Should circumstances indicate a change in the fair value, a fair value adjustment may be necessary.

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

Fiscal 2023 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2023 (sixteen weeks), second quarter ended July 15, 2023 (twelve weeks), third quarter ending October 7, 2023 (twelve weeks) and fourth quarter ending December 30, 2023 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
	(% of Sales)		(% of Sales)
Total	22.7	22.0	22.4	21.5

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 21.8% and 24.3%, on a consolidated basis, as of July 15, 2023 and December 31, 2022, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these costs incurred related to these initiatives incurred was $6.6 million and $12.8 million for the twelve and twenty-eight weeks ended July 15, 2023, respectively. The expensed portion of these costs was $11.7 million and $20.7 million for the twelve and twenty-eight weeks ended July 16, 2022, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the twenty-eight weeks ended July 15, 2023.

Accounting pronouncements not yet adopted

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP"), reduction-in-force ("RIF") and employee relocation costs. These costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income.

The table below presents the components of costs associated with the restructuring (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 15, 2023
Restructuring charges:
VSIP	$1,302	$5,229
RIF	899	899
Relocation costs	298	566
Total restructuring charges	$2,499	$6,694

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Relocation Costs	RIF	Total
Liability balance at December 31, 2022	$—	$—	$—	$—
Charges	5,229	566	899	6,694
Cash payments	(2,511)	(566)	(899)	(3,976)
Liability balance (1) at July 15, 2023	$2,718	$—	$—	$2,718

(1) Recorded in the other accrued liabilities line item of our Condensed Consolidated Balance Sheets.

4. ACQUISITION

On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs of $0.5 million and $3.7 million during the twelve and twenty-eight weeks ended July 15, 2023, respectively. The company also recognized an immaterial $1.5 million goodwill measurement period adjustment related to the final net working capital amount during the second quarter of Fiscal 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

Fair Value of consideration transferred:
Cash consideration paid	$270,258
Working capital adjustments	4,497
Total consideration	$274,755

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$104,118
Identifiable intangible assets	27,100
Financial assets	14,250
Liabilities assumed	(3,265)
Net recognized amounts of identifiable assets acquired	142,203
Goodwill	$132,552

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Amortization Method
Trademarks	$4,600	20.0	Straight-line
Customer relationships	22,200	25.0	Sum of year digits
Noncompete agreements	300	4.0	Straight-line
Total intangible assets	$27,100	23.9

5. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Lease modifications and renewals	$7,417	$4,839	$24,765	$18,654
Lease terminations	$169	$4,704	$205	$5,728

The lease modifications and renewals for the twenty-eight weeks ended July 15, 2023 include $10.6 million related to a 10-year extension for a freezer storage lease that occurred during our first quarter of Fiscal 2023. For the twenty-eight weeks ended July 16, 2022, the lease modifications and renewals include $11.2 million related to a 10-year extension for a warehouse lease.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Lease cost:
Amortization of right-of-use assets	$393	$393	$917	$917
Interest on lease liabilities	9	22	25	57
Operating lease cost	14,497	14,631	33,815	34,279
Short-term lease cost	787	675	1,612	1,373
Variable lease cost	8,789	8,223	19,713	17,861
Total lease cost	$24,475	$23,944	$56,082	$54,487

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$25	$57
Operating cash flows from operating leases	$36,627	$32,101
Financing cash flows from financing leases	$1,052	$864
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,193	$16,217

Weighted-average remaining lease term (years):
Financing leases	0.7
Operating leases	7.5
Weighted-average IBR (percentage):
Financing leases	3.4
Operating leases	3.9

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of July 15, 2023 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2023	$26,089	$753
2024	57,418	104
2025	54,865	—
2026	38,182	—
2027	32,414	—
2028 and thereafter	119,949	—
Total minimum lease payments	328,917	857
Less: amount of lease payments representing interest	(48,223)	(9)
Present value of future minimum lease payments	280,694	848
Less: current obligations under leases	(49,882)	(807)
Long-term lease obligations	$230,812	$41

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 15, 2023	July 16, 2022	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$115	Interest expense
Commodity contracts	(509)	2,059	Cost of sales, Note 3
Total before tax	(394)	2,174	Total before tax
Tax benefit (expense)	99	(544)	Income tax expense
Total net of tax	(295)	1,630	Net of tax
Pension and postretirement plans:
Prior-service credits	40	41	Note 1
Actuarial gain (losses)	17	(66)	Note 1
Total before tax	57	(25)	Total before tax
Tax (expense) benefit	(15)	7	Income tax expense
Total net of tax	42	(18)	Net of tax
Total reclassifications	$(253)	$1,612	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 15, 2023	July 16, 2022	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$268	$268	Interest expense
Commodity contracts	(1,915)	3,197	Cost of sales, Note 3
Total before tax	(1,647)	3,465	Total before tax
Tax benefit (expense)	412	(866)	Income tax expense
Total net of tax	(1,235)	2,599	Net of tax
Pension and postretirement plans:
Prior-service credits	95	96	Note 1
Actuarial gain (losses)	40	(154)	Note 1
Total before tax	135	(58)	Total before tax
Tax (expense) benefit	(34)	15	Income tax expense
Total net of tax	101	(43)	Net of tax
Total reclassifications	$(1,134)	$2,556	Net of tax

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

During the twenty-eight weeks ended July 15, 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive loss before reclassifications	48	—	48
Reclassified to earnings from AOCI	1,235	(101)	1,134
AOCI at July 15, 2023	$3,382	$(726)	$2,656

During the twenty-eight weeks ended July 16, 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive income before reclassifications	(5,197)	—	(5,197)
Reclassified to earnings from AOCI	(2,599)	43	(2,556)
AOCI at July 16, 2022	$(1,753)	$(3,413)	$(5,166)

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

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022
Gross (loss) gain reclassified from AOCI into net income	$(1,915)	$3,197
Tax benefit (expense)	479	(799)
Net of tax	$(1,436)	$2,398

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 15, 2023 and December 31, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 15, 2023	December 31, 2022
Goodwill	$677,796	$545,244
Amortizable intangible assets, net	547,709	537,281
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,352,605	$1,209,625

The changes in the carrying amount of goodwill during the twenty-eight weeks ended July 15, 2023, during which time we completed the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 31, 2022	$545,244
Acquisition	132,552
Balance as of July 15, 2023	$677,796

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment payment. The acquisition included several amortizable intangible assets which total $27.1 million and are included in the table below. See Note 4, Acquisition, for details of the assets and the respective amortization period by category.

As of July 15, 2023 and December 31, 2022, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 15, 2023			December 31, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$100,699	$381,016	$477,115	$92,763	$384,352
Customer relationships	340,221	176,487	163,734	318,021	167,688	150,333
Non-compete agreements	5,454	5,153	301	5,154	5,114	40
Distributor relationships	4,123	3,821	302	4,123	3,673	450
Distributor routes held and used	3,896	1,540	2,356	3,249	1,143	2,106
Total	$835,409	$287,700	$547,709	$807,662	$270,381	$537,281

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 15, 2023	$7,596
For the twelve weeks ended July 16, 2022	$7,332
For the twenty-eight weeks ended July 15, 2023	$17,319
For the twenty-eight weeks ended July 16, 2022	$17,081

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2023	$15,103
2024	$32,187
2025	$31,407
2026	$29,255
2027	$27,410

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 15, 2023 and December 31, 2022. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 3,200 and 3,400 IDPs’ distribution rights as of July 15, 2023 and December 31, 2022, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 15, 2023	$4,758
For the twelve weeks ended July 16, 2022	$5,075
For the twenty-eight weeks ended July 15, 2023	$11,709
For the twenty-eight weeks ended July 16, 2022	$11,832

At July 15, 2023 and December 31, 2022, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 15, 2023	December 31, 2022
Distributor notes receivable	$156,978	$163,354
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(25,556)	(26,472)
Long-term portion of distributor notes receivable	$131,422	$136,882

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

The fair value of the company’s variable rate debt at July 15, 2023 approximates the recorded value. The fair value of the company’s 2.400% senior notes due 2031 (the "2031 notes") and 3.500% senior notes due 2026 (the “2026 notes”), as discussed in Note 13, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$494,387	$408,452	2
2026 notes	$398,157	$377,199	2

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

As of July 15, 2023, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,664	$—	$—	$1,664
Other long-term	672	—	—	672
Total	2,336	—	—	2,336

Liabilities:
Other current	(1,109)	—	—	(1,109)
Other long-term	(45)	—	—	(45)
Total	(1,154)	—	—	(1,154)
Net Fair Value	$1,182	$—	$—	$1,182

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2024. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 15, 2023 and December 31, 2022, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 15, 2023		December 31, 2022		July 15, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,664	Other current assets	$782	Other accrued liabilities	$1,109	Other accrued liabilities	$1,149
Commodity contracts	Other assets	672	Other assets	2	Other long-term liabilities	45	Other long-term liabilities	86
Total		$2,336		$784		$1,154		$1,235

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 15, 2023	July 16, 2022	into Income (Effective Portion)(2)	July 15, 2023	July 16, 2022
Interest rate contracts	$—	$—	Interest expense	$86	$86
Commodity contracts	3,092	(16,147)	Production costs(3)	(381)	1,544
Total	$3,092	$(16,147)		$(295)	$1,630

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 15, 2023	July 16, 2022	into Income (Effective Portion)(2)	July 15, 2023	July 16, 2022
Interest rate contracts	$—	$—	Interest expense	$201	$201
Commodity contracts	48	(5,197)	Production costs(3)	(1,436)	2,398
Total	$48	$(5,197)		$(1,235)	$2,599
1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.

3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively, related to the company’s commodity risk hedges.

At July 15, 2023, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$8	$2,489	$2,497
Expiring in 2023	(246)	—	(246)
Expiring in 2024	1,131	—	1,131
Total	$893	$2,489	$3,382

Derivative Transactions Notional Amounts

As of July 15, 2023, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$5,664
Soybean oil contracts	16,668
Natural gas contracts	4,294
Total	$26,626

The company’s derivative instruments contain no credit-risk related contingent features at July 15, 2023. As of July 15, 2023 and December 31, 2022, the company had $5.5 million and $7.2 million, respectively, in other current assets representing collateral for hedged positions. As of July 15, 2023 and December 31, 2022, the company had $4.7 million and $3.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.
10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 15, 2023	December 31, 2022
Prepaid assets	$3,508	$4,589
Service contracts	20,474	25,595
Prepaid insurance	2,963	5,709
Prepaid marketing	6,697	3,917
Fair value of derivative instruments	1,664	782
Collateral to counterparties for derivative positions	5,457	7,210
Income taxes receivable	10,365	—
Other	596	216
Total	$51,724	$48,018

Other non-current assets consist of (amounts in thousands):

	July 15, 2023	December 31, 2022
Unamortized financing fees	$1,374	$1,356
Investments	2,494	2,506
Investment in unconsolidated affiliate	10,981	9,000
Deposits	2,420	2,444
Unamortized cloud computing arrangement costs	104	258
Noncurrent postretirement benefit plan asset	4,725	4,902
Noncurrent service contracts	2,280	3,957
Other	758	92
Total	$25,136	$24,515

11. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 15, 2023	December 31, 2022
Employee compensation	$29,613	$26,762
Employee vacation	17,643	16,058
VSIP	2,718	—
Employee bonus	15,871	29,526
Fair value of derivative instruments	1,109	1,149
Self-insurance reserves	36,848	30,599
Bank overdraft	17,637	17,960
Accrued interest	9,039	7,127
Accrued utilities	5,356	6,861
Accrued taxes	14,442	11,970
Accrued advertising	5,554	4,813
Accrued legal settlements	—	5,500
Accrued legal costs	5,224	3,021
Accrued short-term deferred income	3,548	3,893
Collateral due to counterparties for derivative positions	4,689	3,085
Acquisition consideration adjustment	753	753
Multi-employer pension plan withdrawal liability	1,297	1,297
Repurchase obligations of distribution rights	—	432
Other	5,261	4,470
Total	$176,602	$175,276

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

Other long-term liabilities consist of (amounts in thousands):

	July 15, 2023	December 31, 2022
Deferred income	$9,155	$11,235
Deferred compensation	25,270	23,675
Other deferred credits	249	382
Other	356	406
Total	$35,030	$35,698

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 15, 2023 and December 31, 2022, respectively (amounts in thousands):

	July 15, 2023	December 31, 2022
Distributor territories	$9,883	$7,608
Property, plant and equipment	4,171	4,885
Total assets held for sale	$14,054	$12,493

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 5, Leases) consisted of the following at July 15, 2023 and December 31, 2022, respectively (amounts in thousands):

	July 15, 2023	December 31, 2022
Unsecured credit facility	$2,000	$—
2031 notes	494,387	493,994
2026 notes	398,157	397,848
Accounts receivable repurchase facility	180,000	—
Accounts receivable securitization facility	—	—
	1,074,544	891,842
Less current maturities of long-term debt	—	—
Total long-term debt	$1,074,544	$891,842

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at July 15, 2023 and December 31, 2022, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of July 15, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 15, 2023, and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the securitization facility (as defined below) and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 15, 2023, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the twenty-eight weeks ended July 15, 2023:

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	215,000
Payments	(35,000)
Balance at July 15, 2023	$180,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchases facility as of July 15, 2023:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(180,000)
Available for withdrawal	$20,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the twenty-eight weeks ended July 15, 2023:

Amount (thousands)
High balance	$180,000
Low balance	$—

Financing costs paid at inception of the repurchase facility are being amortized over the life of the repurchase facility. The company incurred $0.8 million in financing costs during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.4 million on July 16, 2022 and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The table below presents the borrowings and repayments under the securitization facility during the twenty-eight weeks ended July 15, 2023:

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	28,000
Payments	(28,000)
Balance at July 15, 2023	$—

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

Amounts available for withdrawal under the securitization facility were determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the securitization facility during the twenty-eight weeks ended July 15, 2023:

Amount (thousands)
High balance	$28,000
Low balance	$—

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “amended and restated credit agreement”). The company has amended the amended and restated credit agreement eight times since execution, most recently on April 12, 2023 (the “eighth amendment”). Under the amended and restated credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of July 30, 2026; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the amended and restated credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters. Additionally, the eighth amendment replaced the benchmark rate at which borrowings under the amended and restated credit agreement bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited ("Term SOFR"). As a result of these amendments and with respect to SOFR Loans, we can borrow at Term SOFR, plus a credit spread adjustment of 0.10% subject to a floor of zero.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of July 15, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $1.0 million on July 15, 2023 and December 31, 2022 and are recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 15, 2023.

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	514,900
Payments	(512,900)
Balance at July 15, 2023	$2,000

The table below presents the net amount available under the credit facility as of July 15, 2023:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(2,000)
Letters of credit	(8,400)
Available for withdrawal	$489,600

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 15, 2023:

Amount (thousands)
High balance	$174,000
Low balance	$—

Aggregate maturities of debt outstanding as of July 15, 2023 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2023	$—
2024	—
2025	180,000
2026	402,000
2027	—
2028 and thereafter	500,000
Total	$1,082,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 15, 2023 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$5,613	$494,387
2026 notes	400,000	1,843	398,157
Total	$900,000	$7,456	$892,544

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of July 15, 2023 and December 31, 2022, there was $141.1 million and $144.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

In the event the company ceases to utilize the independent distributor model or exits a geographic market, the company is contractually required in some situations to purchase the distribution rights from the independent distributor. The company expects to continue operating under this model and has concluded for the litigation described below that none require loss contingency recognition pursuant to our policy. See Note 2, Summary of Significant Accounting Policies, of our Form 10K.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending 21 complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Seven of these lawsuits seek class and/or collective action treatment. The remaining fourteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in three of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net income	$63,760	$53,680	$134,470	$139,269
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,031	212,186	211,881	212,079
Basic earnings per common share	$0.30	$0.25	$0.63	$0.66
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,031	212,186	211,881	212,079
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	978	1,121	1,657	1,236
Diluted weighted average shares outstanding for common stock	213,009	213,307	213,538	213,315
Diluted earnings per common share	$0.30	$0.25	$0.63	$0.65

There were 304,760 and 328,790 anti-dilutive shares during the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively.

17. STOCK-BASED COMPENSATION

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards to provide our officers, key employees, and non-employee directors’ incentives and rewards for performance. Equity awards granted after May 21, 2014 are governed by the Omnibus Plan. Awards granted under the Omnibus Plan are limited to the authorized amount of 8,000,000 shares. On May 25, 2023, the company amended and restated the Omnibus Plan to register an additional 9,340,000 shares of common stock.

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the twenty-eight weeks ended July 15, 2023 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the twenty-eight weeks ended July 15, 2023 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$33.52
4/23/2023	9	3/1/2026	$26.11

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 15, 2023 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$28.74
4/23/2023	9	3/1/2026	$26.11

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

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 15, 2023 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2022	2,009	$25.83
Granted	694	$30.86
Grant increase for achieving the ROIC modifier	79	$31.13
Grant increase for achieving the TSR modifier	151	$31.13
Vested	(868)	$23.51
Forfeited	(140)	$27.71
Nonvested shares at July 15, 2023	1,925	$28.18

As of July 15, 2023, there was $28.4 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.08 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 15, 2023 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	220	Equally over 3 years	$28.74
5/25/2023	11	Equally over 3 years	$28.33

The TBRSU Shares activity for the twenty-eight weeks ended July 15, 2023 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 31, 2022	462	$24.62
Vested	(249)	$23.77
Granted	231	$28.72
Forfeitures	(27)	$27.00
Nonvested shares at July 15, 2023	417	$27.23	1.94	$8,388

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2022	2023	$58	$20	$1,949
2021	2023	$133	$118	$2,232
2020	2023	$153	$108	$1,782
2019	2023	$142	$32	$1,127

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the twenty-eight weeks ended July 15, 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2023. Non-employee directors received 14,249 shares of previously deferred board retainer deferrals during the twenty-eight weeks ended July 15, 2023.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2022, non-employee directors were granted 58,300 shares, of which 15,900 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2023. Non-employee directors received 5,780 shares of previously deferred annual grant awards during the twenty-eight weeks ended July 15, 2023.

The deferred stock activity for the twenty-eight weeks ended July 15, 2023 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 31, 2022	62	$27.37
Vested	(62)	$27.37
Granted	63	$26.26
Nonvested shares at July 15, 2023	63	$26.26	0.85	$1,378

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 15, 2023	July 16, 2022
Performance-contingent restricted stock awards	$4,057	$3,946
TBRSU Shares	1,238	1,214
Deferred and restricted stock	368	398
Total stock-based compensation	$5,663	$5,558

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022
Performance-contingent restricted stock awards	$11,567	$10,861
TBRSU Shares	3,075	2,861
Deferred and restricted stock	857	917
Total stock-based compensation	$15,499	$14,639

18. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at July 15, 2023 compared to accounts at December 31, 2022 (amounts in thousands):

	July 15, 2023	December 31, 2022
Noncurrent benefit asset	$4,725	$4,902
Current benefit liability	$710	$710
Noncurrent benefit liability	$5,608	$5,814
AOCI, net of tax	$(726)	$(625)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2022 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the twenty-eight weeks ended July 15, 2023 and July 16, 2022.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Service cost	$157	$274	$367	$640
Interest cost	301	204	702	476
Expected return on plan assets	(360)	(432)	(840)	(1,009)
Amortization of prior service cost	13	13	31	30
Amortization of net loss	40	107	93	249
Total net periodic pension cost	$151	$166	$353	$386

The components of total net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income.

Postretirement Benefit Plan

The company provides certain health care and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Service cost	$41	$49	$96	$115
Interest cost	55	26	128	60
Amortization of prior service credit	(54)	(54)	(126)	(126)
Amortization of net gain	(57)	(41)	(133)	(96)
Total net periodic postretirement credit	$(15)	$(20)	$(35)	$(47)

The components of total net periodic postretirement benefits credit other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income.

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Total cost and employer contributions	$7,094	$6,747	$17,069	$16,153

Multi-employer Pension Plan

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. As a result, the union participants of the IAM National Pension Fund (the “IAM Fund”) at the Phoenix bakery will withdraw from the IAM Fund. The company recorded a liability of $1.3 million for the withdrawal from the IAM Fund. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred based on the final IAM Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime up to July 19, 2025.

19. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended July 15, 2023 was 24.4% compared to 23.7% for the twelve weeks ended July 16, 2022. The increase in the rate was primarily due to larger net favorable discrete items in the prior year quarter. During the twelve weeks ended July 15, 2023, the primary differences in the effective rate and the statutory rate were state income taxes.

The company's effective tax rate for the twenty-eight weeks ended July 15, 2023 was 22.9% compared to 22.8% for the twenty-eight weeks ended July 16, 2022. The increase in the rate was primarily due to year-over-year differences in state income taxes recorded discretely. During the twenty-eight weeks ended July 15, 2023 and July 16, 2022, the primary differences in the effective rate and the statutory rate were state income taxes and windfall tax benefits on stock-based compensation.

During the twenty-eight weeks ended July 15, 2023, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of July 15, 2023, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 15, 2023, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 15, 2023 should be read in conjunction with the Form 10-K.

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

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$6,588	$11,658	$12,807	$20,722	Note 1
Restructuring charges	2,499	—	6,694	—	Note 3
Severance and lease termination costs	—	1,717		1,717
Impairment of assets	—	—	—	990	Note 1
Legal settlement	—	2,000		2,000	Note 15
Acquisition-related costs	489	—	3,712	—	Note 4
	$9,576	$15,375	$23,213	$25,429
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $6.6 million and $12.8 million during the twelve and twenty-eight weeks ended July 15, 2023, respectively. We recognized $11.7 million and $20.7 million during the prior year second quarter and year to date periods, respectively. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $95.0 million to $105.0 million for Fiscal 2023.
•
Restructuring charges In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP") and employee relocation costs. During the first quarter of Fiscal 2023, we recorded VSIP-related charges of $3.9 million and made VSIP-related payments of $0.5 million. In the second quarter of Fiscal 2023, we recorded reduction-in-force ("RIF") and VSIP charges of $2.2 million and made payments of $2.9 million.

Relocation costs incurred during the first and second quarters of Fiscal 2023 were $0.3 million, and these and the VSIP and RIF costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income.
•
Severance and lease termination costs - In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million, which are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments were completed by the end of Fiscal 2022.
•
Impairment of assets During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.
•
Legal settlement – During the second quarter of Fiscal 2022, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of attorney fees, of $2.0 million. This amount is reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income and the payment was completed in the third quarter of Fiscal 2022.
•
Papa Pita bakery business acquisition On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $274.8 million, inclusive of a net working capital purchase price adjustment. The identifiable intangible assets, property and equipment, and certain financial assets and taxes are still under review. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs during the twelve and twenty-eight weeks ended July 15, 2023 of $0.5 million and $3.7 million, respectively, and these costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+C-Store 12 Weeks Ended 7/16/23)
•
Our branded retail sales comprised 64.0% of total sales for the twenty-eight weeks ended July 15, 2023 as compared to 65.9% for the twenty-eight weeks ended July 16, 2022.
•
We completed the Papa Pita acquisition on February 17, 2023, as discussed above.
•
As of July 15, 2023, we operated 46 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack cakes, bagels, English muffins, and tortillas.
•
We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold primarily by a network of independent distributor partners to retail and foodservice customers with access to more than 85% of the U.S. population.
•
We offer nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is projecting savings in the range of $20 million to $30 million from these activities in Fiscal 2023. In the second quarter of Fiscal 2023, we completed the build phase of our ERP upgrade project and began the deployment, which is anticipated to be completed in Fiscal 2026. Additionally, we continue to implement our digital strategy initiatives as discussed further in the “Transformation Strategy Initiatives” section below.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, and the conflict between Russia and Ukraine on our business. Our results in the first half of Fiscal 2023 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and, to a lesser extent, for transportation and labor in the current year period which has partially offset the more optimized sales mix. We expect these inflationary pressures to continue throughout the remainder of Fiscal 2023. To mitigate the ongoing cost pressures, we implemented price increases at the beginning of Fiscal 2023 and midway through the second quarter of Fiscal 2023.

Additionally, in both the current and prior year periods, we experienced heightened supply chain disruptions resulting in lower production volumes and sales. These supply chain and other disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine has not impacted us directly, we are closely monitoring its effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Our operations continued to be negatively impacted by labor shortages and turnover at some of our bakeries in Fiscal 2023. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively affect our ability to operate our production lines efficiently or run at full capacity which could lead to increased labor costs, including additional overtime to meet demand, and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” sections below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 8.8% for the twelve weeks ended July 15, 2023 compared to the same quarter in the prior year, with price/mix contributing 13.3% and the Papa Pita acquisition contributing 1.6%, partially offset by volume declines of 6.1%. The benefits of inflation-driven pricing actions were partially offset by softer volumes. Targeted sales rationalization contributed to the volume decreases.

For the twenty-eight weeks ended July 15, 2023, sales increased 7.7% compared to the same period in the prior year. Price/mix contributed 13.5% and the Papa Pita acquisition contributed 1.0% to the sales growth, partially offset by volume declines of 6.8%. The benefits of inflation-driven pricing actions were partially offset by softer volumes. Volumes were impacted by inflationary pressure on consumer spending and targeted sales rationalization. For the twenty-eight weeks ended July 15, 2023, sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to increase due to positive price/mix, partially offset by lower volumes except for DKB.

Income from operations for the twelve weeks ended July 15, 2023 was $88.6 million compared to $71.7 million in the prior year quarter. The increase was driven by sales increases from positive pricing actions mitigating input and transportation cost inflation and lower business process improvement costs period over period, partially offset by lower production volumes, increased marketing investments and an insurance liability claim incurred in the current year period.

Income from operations for the twenty-eight weeks ended July 15, 2023 was $182.3 million compared to $183.7 million in the prior year period. The modest decline resulted from significant input cost inflation, lower production volumes, increased marketing investments and the restructuring and acquisition-related costs incurred in the current year period. Those factors were partially offset by price increases and lower employee compensation and consulting costs.

Net income for the twelve weeks ended July 15, 2023 was $63.8 million compared to $53.7 million in the prior year period. The increase resulted primarily from higher income from operations, as described above, partially offset by higher interest expense and a higher effective tax rate in the current year quarter.

Net income for the twenty-eight weeks ended July 15, 2023 was $134.5 million compared to $139.3 million in the prior year period. The decrease resulted primarily from higher interest expense and, to a lesser extent, lower income from operations, as described above.

During the twenty-eight weeks ended July 15, 2023, we generated net cash flows from operations of $128.9 million, paid $274.8 million for the Papa Pita acquisition, inclusive of the net working capital purchase price adjustment, and invested $68.4 million in capital expenditures. We increased our indebtedness by $182.0 million primarily to fund the acquisition and paid $98.1 million in dividends to our shareholders. During the first quarter of Fiscal 2023, we terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million trade receivable repurchase facility (the "repurchase facility"). During the twenty-eight weeks ended July 16, 2022, we generated net cash flows from operations of $183.8 million, invested $97.9 million in capital expenditures and paid $93.4 million in dividends to our shareholders.

During the second quarter of the prior year, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in Base Culture in the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. These investments are being accounted for at cost as we do not control, nor do we have the ability to significantly influence Base Culture.

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

As discussed above, in February 2023, we announced a restructuring of plant operation responsibilities from the sales function to the supply chain function to improve operational effectiveness, increase profitable sales, and better meet customer requirements. This restructuring is ongoing.

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

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out these programs to more than 23 bakeries and plan to continue to invest in these new ways of working. Costs related to the digital initiatives are more fluid and cannot be estimated.

ERP Upgrade

This initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020 and transitioned into the design phase in early Fiscal 2021 and the build phase at the beginning of Fiscal 2022. During the second quarter of Fiscal 2023, we began the deployment of the ERP upgrade and plan to continue to the deployment across the organization over the next few years. During the first quarter of Fiscal 2021, we engaged a leading, global consulting firm to assist us in planning and implementing the upgrade of our ERP platform and serve as the system integrator for the project.

We expect the transformation strategy initiatives to require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. As of July 15, 2023, we have incurred costs related to the project of approximately $188 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively, are set forth in the table below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022	Dollars	%
Sales	$1,228,050	$1,129,051	100.0	100.0	$98,999	8.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	626,097	586,084	51.0	51.9	40,013	6.8
Selling, distribution and administrative expenses	475,916	438,350	38.8	38.8	37,566	8.6
Restructuring charges	2,499	—	0.2	—	2,499	NM
Depreciation and amortization	34,984	32,922	2.8	2.9	2,062	6.3
Income from operations	88,554	71,695	7.2	6.4	16,859	23.5
Other components of net periodic pension and postretirement benefit plans credit	(62)	(178)	(0.0)	(0.0)	116	NM
Interest expense, net	4,251	1,504	0.3	0.1	2,747	182.6
Income before income taxes	84,365	70,369	6.9	6.2	13,996	19.9
Income tax expense	20,605	16,689	1.7	1.5	3,916	23.5
Net income	$63,760	$53,680	5.2	4.8	$10,080	18.8
Comprehensive income	$67,104	$35,651	5.5	3.2	$31,453	88.2

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022	Dollars	%
Sales	$2,762,543	$2,564,983	100.0	100.0	$197,560	7.7
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,426,949	1,310,676	51.7	51.1	116,273	8.9
Selling, distribution and administrative expenses	1,067,859	993,302	38.7	38.7	74,557	7.5
Restructuring charges	6,694	—	0.2	—	6,694	NM
Impairment of assets	—	990	—	0.0	(990)	NM
Depreciation and amortization	78,719	76,345	2.8	3.0	2,374	3.1
Income from operations	182,322	183,670	6.6	7.2	(1,348)	(0.7)
Other components of net periodic pension and postretirement benefit plans credit	(145)	(416)	(0.0)	(0.0)	271	NM
Interest expense, net	8,137	3,605	0.3	0.1	4,532	125.7
Income before income taxes	174,330	180,481	6.3	7.0	(6,151)	(3.4)
Income tax expense	39,860	41,212	1.4	1.6	(1,352)	(3.3)
Net income	$134,470	$139,269	4.9	5.4	$(4,799)	(3.4)
Comprehensive income	$135,652	$131,516	4.9	5.1	$4,136	3.1

NM - the computation is not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED JULY 15, 2023 COMPARED TO TWELVE WEEKS ENDED JULY 16, 2022

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022	Dollars	%
Branded retail	$787,765	$735,728	64.1	65.2	$52,037	7.1
Other	440,285	393,323	35.9	34.8	46,962	11.9
Total	$1,228,050	$1,129,051	100.0	100.0	$98,999	8.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	7.1	20.6	13.3
Volume*	(1.5)	(10.5)	(6.1)
Acquisition	1.5	1.8	1.6
Total percentage change in sales	7.1	11.9	8.8

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

Sales increased quarter over quarter due to positive pricing actions implemented at the beginning of Fiscal 2023 and midway through the second quarter of both the prior year and current year periods to mitigate considerable cost inflation, and, to a lesser extent, the Papa Pita acquisition contribution. These increases were partially offset by volume declines. Price increases implemented at the beginning of Fiscal 2023 were focused on store branded and non-retail sales and the price increases implemented in the current quarter were predominantly targeted to branded retail sales. Volume decreases were most significant for non-retail items. The promotional environment has remained relatively stable in the second quarter of Fiscal 2023 as compared to the same quarter in the prior year, however, this trend may not continue in future periods.

Branded Retail Sales

Branded retail sales increased 7.1% quarter over quarter due to favorable price/mix resulting from inflation-driven pricing actions taken midway through the second quarter of the current and prior year periods combined with improved mix from greater branded organic product sales and the acquisition contribution. Volume declines partially offset the increase. The largest volume declines were in branded traditional loaf breads and branded cake, partially offset by increases for branded organic products. Declines in branded cake resulted from market share declines and targeted sales rationalization, partially offset by supply chain disruptions and labor shortages in the prior year quarter. Our Nature's Own and DKB brands continued to perform well benefiting from inflation-driven price increases and growth in recently introduced products, partially offset by volume declines for Nature's Own due to inflationary pressure on consumer spending. Nature's Own Hawaiian loaf bread, introduced in Fiscal 2022, and Keto bread, introduced in Fiscal 2023, along with DKB snack bars, contributed to the branded retail sales increase. We are continuing the nationwide rollout of certain varieties of the DKB snack bars, which commenced in January 2023.

Other Sales

Sales in the Other sales category grew significantly due to substantial price increases, to mitigate inflationary pressures, implemented at the beginning of Fiscal 2023 and in the second quarter of Fiscal 2022, and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased quarter over quarter from positive pricing actions. These sales comprised a larger portion of our total sales as compared to the prior year quarter. Non-retail sales increased quarter over quarter due to inflation-driven pricing actions and the acquisition contribution, partially offset by volume declines. Foodservice and vending drove most of the volume decrease and primarily resulted from exiting certain lower margin business, targeted sales rationalization and supply chain disruptions.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 15, 2023 % of Sales	July 16, 2022 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	31.6	31.8	(0.2)
Workforce-related costs	13.5	13.8	(0.3)
Other	5.9	6.3	(0.4)
Total	51.0	51.9	(0.9)

Materials, supplies, labor and other production costs as a percent of sales decreased quarter over quarter due to the impact of inflation-driven pricing actions more than offsetting input cost inflation, lower production volumes, increased product returns, and increased maintenance costs. Ingredient costs remain elevated as compared to the prior year period but the impact of sales price increases we have implemented combined with the timing of the sell-through of product inventories resulted in the decrease in ingredient and packaging costs as a percent of sales. Additionally, certain products purchased from Papa Pita in the prior year period were reflected as outside purchases of product (sales with no associated ingredient costs) in the Other line item. We anticipate this shift in expense between cost categories will impact comparability for the remainder of Fiscal 2023. Price increases more than offset wage inflation resulting in lower workforce-related costs as a percent of sales. However, lower production volumes and the competitive labor market continue to impact our operations and we expect this trend to continue. The decrease in the Other line item mostly reflects the reduction in outside purchases of product, partially offset by the timing of sell-through of product inventories.

Prices of ingredient and packaging materials fluctuate and we continually monitor these markets. Ingredient and packaging costs continued to experience significant volatility in the current quarter and are expected to remain volatile for the remainder of Fiscal 2023. The cost of these inputs has fluctuated widely, and may continue to do so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 15, 2023 % of Sales	July 16, 2022 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	10.6	10.8	(0.2)
Distributor distribution fees	14.1	14.6	(0.5)
Other	14.1	13.4	0.7
Total	38.8	38.8	—

Workforce-related costs decreased as a percent of sales due to lower employee compensation costs and sales increases in excess of wage inflation in the current year quarter. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. The increase in the Other line item mostly reflects greater marketing investments, reduced scrap dough income, and an insurance liability claim, which were partially offset by reduced consulting costs and a legal settlement in the prior year period. Transportation cost increases were offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs and the legal settlement in the prior year period.

Restructuring Charges

Refer to the discussion in the “Matters Affecting Comparability” section above regarding this item.

Depreciation and Amortization Expense

Depreciation and amortization expense for the second quarter of Fiscal 2023 was relatively unchanged as a percent of sales as compared to the prior year period but increased in dollars primarily due to assets being placed in service and the Papa Pita assets acquired in the first quarter of Fiscal 2023, net of certain assets becoming fully depreciated. We anticipate higher depreciation and amortization expense for the remainder of Fiscal 2023 due to the ERP-related assets being placed in service and the Papa Pita acquired assets.

Income from Operations

Income from operations increased as a percent of sales for the twelve weeks ended July 15, 2023 compared to the twelve weeks ended July 16, 2022 due to increased sales from positive pricing actions to mitigate cost inflation and lower distributor distribution fees and consulting costs as a percentage of sales, partially offset by greater investments in marketing, the insurance liability claim, and current year restructuring charges.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter due to higher average amounts outstanding under our borrowing arrangements primarily from funding the Papa Pita acquisition and increased interest rates on our variable rate debt.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 15, 2023 was 24.4% compared to 23.7% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to larger net favorable discrete items related to state income taxes in the prior year quarter. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from increased net income and changes in the fair value of derivatives.

TWENTY-EIGHT WEEKS ENDED JULY 15, 2023 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 16, 2022

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022	Dollars	%
Branded retail	$1,767,268	$1,691,266	64.0	65.9	$76,002	4.5
Other	995,275	873,717	36.0	34.1	121,558	13.9
Total	$2,762,543	$2,564,983	100.0	100.0	$197,560	7.7

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	7.8	21.9	13.5
Volume*	(4.2)	(9.2)	(6.8)
Acquisition	0.9	1.2	1.0
Total percentage change in sales	4.5	13.9	7.7

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

Sales increased year over year due to positive pricing actions implemented at the beginning of Fiscal 2023 and midway through both the second quarter of Fiscal 2023 and Fiscal 2022, to mitigate cost inflation, combined with the Papa Pita acquisition contribution. These increases were partially offset by volume declines. The price increases implemented at the beginning of Fiscal 2023 were focused on our store branded and non-retail sales and the price increases implemented in the second quarter of Fiscal 2023 predominately targeted branded retail sales. Volume decreases were most significant for non-retail items and, to a lesser extent, branded retail cake products and branded retail traditional loaf breads. The promotional environment has remained relatively stable in the first half of Fiscal 2023 as compared to the same period in the prior year, however, this trend may not continue in future periods.

We anticipate our Fiscal 2023 sales will be higher than Fiscal 2022 sales due to pricing actions taken midway through Fiscal 2022 and during the current year to date period and sales attributed to the Papa Pita acquisition, somewhat offset by softer sales volumes.

Branded Retail Sales

Branded retail sales increased 4.5% year over year due to favorable price/mix resulting from inflation-driven pricing actions in the second quarter of both Fiscal 2022 and Fiscal 2023 and the acquisition contribution, partially offset by volume declines. Branded retail sales in the prior year period benefitted from strong demand at the beginning of the year as result of increased COVID-19 cases. The largest volume declines occurred in branded cake and branded traditional loaf breads. Declines in branded cake resulted from market share declines and targeted sales rationalization, partially offset by supply chain disruptions and labor shortages in the prior year period. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to perform well, benefiting from inflation-driven price increases, partially offset by volume declines due to inflationary pressure on consumer spending with the exception of DKB which had volume gains. Nature's Own Hawaiian loaf bread, Perfectly Crafted Sourdough loaf bread, and newly introduced Keto bread along with DKB Organic Everything Bread and snack bars contributed to the branded retail sales increase. As announced in December 2022, we are continuing the nationwide rollout of certain varieties of DKB snack bars.

Other Sales

The significant increase in the Other sales category was due to price increases implemented in the second quarter of Fiscal 2022 and at the beginning of Fiscal 2023 to mitigate inflationary pressures and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased year over year and comprised a larger portion of our total sales as compared to the prior year period. This sales increase was largely a result of inflation-driven price increases. However, store branded retail sales continue to comprise a smaller portion of our total sales mix as compared to pre-pandemic levels. Non-retail sales increased year over year from positive price/mix mostly due to inflation-driven pricing actions, partially offset by volume declines. Foodservice and vending drove most of the volume decrease and primarily resulted from exiting certain lower margin business and targeted sales rationalization. We experienced supply chain disruptions in both periods which negatively impacted sales volumes.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 15, 2023 % of sales	July 16, 2022 % of sales	(Decrease) as a % of sales
Ingredients and packaging	32.2	30.9	1.3
Workforce-related costs	13.5	13.9	(0.4)
Other	6.0	6.3	(0.3)
Total	51.7	51.1	0.6

Materials, supplies, labor and other production costs as a percent of sales increased year over year due to considerable input cost inflation and increased product returns, partially mitigated by inflation-driven pricing actions. We experienced supply chain disruptions in both periods. In the current year period, ingredient costs continued to be impacted by the highly inflationary environment and these cost increases outpaced the sales price increases. Additionally, certain products purchased from Papa Pita in the prior year period and up until the acquisition date were reflected as outside purchases of product (sales with no associated ingredient costs) in the Other line item. We anticipate this shift in expense between cost categories will impact comparability for the remainder of Fiscal 2023. These increases were partially offset by the timing of sell-through of product inventories. Workforce-related costs were lower as a percent of sales due to sales increases outpacing wage inflation and lower employee compensation costs. However, lower production volumes and the competitive labor market impacted our operations and we expect this trend to continue. The decrease in the Other line item mostly reflects lower outside purchases of product, partially offset by the impact of the timing of sell-through of product inventories.

Prices of ingredients and packaging materials fluctuate and we continually monitor these markets. Ingredient and packaging costs continued to experience volatility in the current period and are expected to remain volatile for the remainder of Fiscal 2023. The cost of these inputs has fluctuated widely, and may continue to do so, due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 15, 2023 % of sales	July 16, 2022 % of sales	(Decrease) as a % of sales
Workforce-related costs	10.7	11.0	(0.3)
Distributor distribution fees	14.1	14.7	(0.6)
Other	13.9	13.0	0.9
Total	38.7	38.7	—

Lower employee compensation costs and sales increases in excess of wage inflation in the current year period primarily drove lower workforce-related costs as a percent of sales. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. The increase in the Other line item mostly reflects greater marketing investments, increased amortization of cloud-based applications, and $3.7 million of Papa Pita acquisition-related costs, partially offset by reduced consulting costs. Transportation cost increases were mostly offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs and acquisition-related costs.

Restructuring Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the twenty-eight weeks ended July 15, 2023 increased in dollars as compared to the prior year period due to assets being placed in service and the Papa Pita assets acquired. We anticipate higher depreciation and amortization expense for the remainder of Fiscal 2023 due to the ERP-related assets being placed in service during the second quarter of Fiscal 2023 and the Papa Pita assets acquired.

Income from Operations

Income from operations decreased year over year as a percent of sales mostly due to substantial input cost inflation, lower production volumes, greater marketing investments, and the current year restructuring charges and acquisition-related costs. These items were partially offset by inflation-driven sales price increases and lower employee compensation and business process improvement costs.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period due to higher average amounts outstanding under our borrowing arrangements primarily due to funding the Papa Pita acquisition and increased interest rates on our variable rate debt.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 15, 2023 was 22.9% compared to 22.8% in the prior year period. The slight increase in the rate was primarily due to year over year differences in the state income taxes, including the recognition of state tax credits, recorded discretely. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete tax credits and windfall tax benefits on stock-based compensation.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from changes in the fair value of derivatives, net of decreased net income.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the twenty-eight weeks ended July 15, 2023, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, labor shortages, and the conflict between Russia and Ukraine, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the workforce available to us, and our ability to implement additional pricing actions to offset inflation.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If we experienced a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2023, we terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million trade receivable repurchase facility. We believe that we have sufficient liquidity on hand to continue business operations during this time of volatility in the global and U.S. economic environments. We had total available liquidity of $521.3 million as of July 15, 2023, consisting of cash on hand and the available balances under the senior unsecured revolving credit facility (the "credit facility") and repurchase facility.

Liquidity Discussion for the Twenty-Eight Weeks Ended July 15, 2023 and July 16, 2022

Cash and cash equivalents were $11.7 million at July 15, 2023 and $165.1 million at December 31, 2022. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 15, 2023	July 16, 2022	Change
Cash provided by operating activities	$128,907	$183,833	$(54,926)
Cash disbursed for investing activities	(338,369)	(93,110)	(245,259)
Cash provided by (disbursed for) financing activities	56,039	(114,083)	170,122
Total change in cash	$(153,423)	$(23,360)	$(130,063)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	Change
Depreciation and amortization	$78,719	$76,345	$2,374
Impairment of assets	—	990	(990)
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,915	(3,197)	5,112
Allowances for accounts receivable	7,403	3,986	3,417
Stock-based compensation	15,499	14,639	860
Deferred income taxes	(957)	13,563	(14,520)
Other non-cash items	2,777	2,626	151
Net non-cash adjustment to net income	$105,356	$108,952	$(3,596)

•
Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.
•
The increase in the allowances for accounts receivable period over period correlates with the increase in accounts receivable from sales increases.
•
For the twenty-eight weeks ended July 15, 2023, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and the deferred tax asset related to the capitalized research and development costs. For the twenty-eight weeks ended July 16, 2022, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and legal settlement payments.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized loan costs upon the early extinguishment of the securitization facility in the first quarter of Fiscal 2023) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	Change
Changes in accounts receivable	$(78,888)	$(59,721)	$(19,167)
Changes in inventories	(5,736)	(31,790)	26,054
Changes in hedging activities	1,790	(10,508)	12,298
Changes in other assets and accrued liabilities	(8,973)	(23,567)	14,594
Changes in accounts payable	(19,112)	61,198	(80,310)
Net changes in working capital	$(110,919)	$(64,388)	$(46,531)

•
Changes in accounts receivable were mainly attributable to significant price increases period over period and a temporary delay in customer billings due to the ERP implementation. Subsequent to the end of the second quarter of Fiscal 2023, timing of customer billings has returned to a more normal cadence. Changes in inventories resulted from volatility in input costs and timing of sell-through of product inventories. Changes in accounts payable were mainly attributable to higher capital spending in the prior year period largely due to the upgrade of the ERP system and volatility in input costs.

•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in prepaid assets and income tax receivables in each respective period. Changes in employee compensation, insurance reserves, and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2023 and Fiscal 2022, we paid $32.1 million and $43.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $2.2 million and $1.8 million was paid during the first quarter of Fiscal 2023 and Fiscal 2022, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the twenty-eight weeks ended July 15, 2023, the company accrued $7.5 million related to an insurance liability claim and paid $5.5 million of legal settlements that had been accrued for in a prior period. During the twenty-eight weeks ended July 16, 2022, the company accrued $2.0 million of legal settlements and paid a $16.5 million legal settlement that had been accrued for in a prior period.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	Change
Purchases of property, plant, and equipment	$(68,385)	$(97,862)	$29,477
Principal payments from notes receivable, net of repurchases of independent distributor territories	5,920	11,782	(5,862)
Proceeds from sale of property, plant and equipment	775	1,575	(800)
Acquisition of business	(274,755)	—	(274,755)
Investment in unconsolidated affiliate	(1,981)	(9,000)	7,019
Other	57	395	(338)
Net cash disbursed for investing activities	$(338,369)	$(93,110)	$(245,259)

•
We currently anticipate capital expenditures of $145.0 million to $155.0 million for Fiscal 2023 (inclusive of expenditures for the ERP upgrade of $30.0 million to $40.0 million).
•
As discussed in the Executive Overview section above, on February 17, 2023, we completed the Papa Pita acquisition for $274.8 million in cash (inclusive of a net working capital purchase price adjustment). Papa Pita operates one manufacturing facility in West Jordan, Utah.
•
As discussed in the Executive Overview section above, we made an initial investment of $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility, in the second quarter of Fiscal 2022. We made an additional investment of $2.0 million in the second quarter of Fiscal 2023.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the twenty-eight weeks ended July 15, 2023 and July 16, 2022, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	Change
Dividends paid	$(98,123)	$(93,447)	$(4,676)
Payment of financing fees	(218)	(123)	(95)
Stock repurchases	(26,244)	(16,514)	(9,730)
Change in bank overdrafts	(324)	(3,135)	2,811
Net change in debt obligations	182,000	—	182,000
Payments on financing leases	(1,052)	(864)	(188)
Net cash provided by (disbursed for) financing activities	$56,039	$(114,083)	$170,122

•
Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 15, 2023 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 25, 2023	June 8, 2023	June 22, 2023	$0.2300	$48,741
February 17, 2023	March 3, 2023	March 17, 2023	$0.2200	$46,602

Additionally, we paid dividends of $2.8 million at the time of vesting of certain restricted stock awards, director stock awards, and at issuance of deferred compensation shares. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
In the first quarter of Fiscal 2023, we paid financing fees associated with executing the repurchase facility and for the amendment to the credit facility. In the prior year period, we paid financing costs associated with the Fiscal 2021 amendment of the credit facility.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 15, 2023 and July 16, 2022, we repurchased 998,729 and 614,558 shares of our common stock for $26.2 million and $16.5 million, respectively, under a share repurchase plan approved by our Board of Directors. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to drawdowns made to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 15, 2023 and December 31, 2022, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 5, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 15, 2023	December 31, 2022	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$494,387	$493,994	Fixed Rate	2031
2026 notes	398,157	397,848	Fixed Rate	2026
Credit facility	2,000	—	Variable Rate	2026
Accounts receivable securitization facility	—	—	Variable Rate
Accounts receivable repurchase facility	180,000	—	Variable Rate	2025
Right-of-use lease obligations	281,542	282,862		2036
	1,356,086	1,174,704
Less: Current maturities of long-term debt and right- of-use lease obligations	(50,689)	(45,769)
Long-term debt and right-of-use lease obligations	$1,305,397	$1,128,935

Total stockholders' equity
Total stockholders' equity	$1,470,074	$1,443,290

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

The following table details the amounts available under the repurchase facility, the securitization facility, and the credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 15, 2023:

	Amount Available		For the Twenty-Eight Weeks Ended July 15, 2023
	for Withdrawal at		Highest	Lowest
Facility	July 15, 2023		Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility	$20,000		$180,000	$—
Accounts receivable securitization facility	—	*	28,000	—
Credit facility (1)	489,600		174,000	—
	$509,600
* The securitization facility was terminated on April 14, 2023.

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the twenty-eight weeks ended July 15, 2023, the company made $514.9 million in revolving borrowings and $512.9 million in payments on revolving borrowings under the credit facility primarily to fund the Papa Pita acquisition. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The securitization facility, the repurchase facility, and the credit facility are variable rate debt. In periods of rising interest rates, such as we are currently experiencing, the cost of using these facilities has and will become more expensive resulting in increased interest expense. Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 15, 2023, the company was in compliance with all restrictive covenants under our debt agreements.

At July 15, 2023, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 15, 2023, 998,729 shares, at a cost of $26.2 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 15, 2023, 71.1 million shares, at a cost of $713.8 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 15, 2023, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $1.2 million, based on quoted market prices. Of this amount, approximately ($0.3) million relates to instruments that will be utilized in Fiscal 2023 and $1.5 million in Fiscal 2024.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 15, 2023, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of Fiscal 2023, we began deploying an upgrade to our ERP system which is anticipated to enhance our operating and financial processes. This upgrade will be deployed in phases over the next few years. Processes and internal controls have been updated with the implementation, and we have evaluated the operating effectiveness of related key controls. Throughout the deployment schedule, control processes will be evaluated to give appropriate consideration of modifications needed to maintain the effectiveness of internal controls over financial reporting.

Except as described above, there were no other changes in internal control over financial reporting that occurred during the fiscal quarter ended July 15, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the twelve weeks ended July 15, 2023, 612,847 million shares, at a cost of $15.3 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 15, 2023, 71.1 million shares, at a cost of $713.8 million, have been repurchased. The company currently has 23.4 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended July 15, 2023 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 23, 2023 — May 20, 2023	—		$—	—		24,042
May 21, 2023 — June 17, 2023	513	*	$24.95	513	*	23,529
June 18, 2023 — July 15, 2023	100		$24.71	100		23,429
Total	613		$24.91	613

* A portion of these shares were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended July 15, 2023.

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

10.1		—

Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Amended and Restated Effective May 25, 2023) (Incorporated by reference to Exhibit 4.3 to Flowers Foods' Registration Statement on Form S-8, dated May 25, 2023, File No. 333-272189).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman, Chief Executive Officer, and President, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended July 15, 2023.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended July 15, 2023 has been formatted in Inline XBRL.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ A. RYALS MCMULLIAN
Name:	A. Ryals McMullian
Title:	Chairman, Chief Executive Officer, and President

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Chief Financial Officer and Chief Accounting Officer

Date: August 10, 2023