Form 10-Q
period 2023-10-07
FLOWERS FOODS INC
filed 2023-11-09
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2023

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

As of November 3, 2023, the registrant had 211,120,226 shares of common stock, $0.01 par value per share, outstanding.

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
•
disruptions in our direct-store-delivery distribution model, including litigation or an adverse ruling by a court or regulatory or governmental body that could affect the independent contractor classifications of the independent distributor partners, and changes to our direct-store-delivery distribution model in California;
•
increasing legal complexity and legal proceedings that we are or may become subject to;
•
labor shortages and turnover or increases in employee and employee-related costs;
•
the credit, business, and legal risks associated with independent distributor partners and customers, which operate in the highly competitive retail food and foodservice industries;
•
any business disruptions due to political instability, pandemics, armed hostilities (including the ongoing conflict between Russia and Ukraine and the conflict in Israel and Gaza), incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination, product recalls or safety concerns related to our products, or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 7, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,561	$165,134
Accounts and notes receivable, net of allowances of $25,321 and $18,754, respectively	364,539	349,477
Inventories, net:
Raw materials	70,831	71,058
Packaging materials	29,536	28,202
Finished goods	82,510	69,437
Inventories, net	182,877	168,697
Spare parts and supplies	83,273	73,614
Other	69,329	48,018
Total current assets	714,579	804,940
Property, plant and equipment:
Property, plant and equipment	2,489,518	2,296,721
Less: accumulated depreciation	(1,527,859)	(1,447,396)
Property, plant and equipment, net	961,659	849,325
Financing lease right-of-use assets	494	1,778
Operating lease right-of-use assets	262,652	273,436
Notes receivable from independent distributor partners	114,492	136,882
Assets held for sale	14,550	12,493
Other assets	23,349	24,515
Goodwill	677,796	545,244
Other intangible assets, net	665,068	664,381
Total assets	$3,434,639	$3,312,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	381	1,779
Current maturities of operating leases	49,346	43,990
Accounts payable	328,614	343,380
Other accrued liabilities	291,518	175,276
Total current liabilities	669,859	564,425

Noncurrent long-term debt	1,037,843	891,842
Noncurrent financing lease obligations	34	116
Noncurrent operating lease obligations	221,853	236,977
Total long-term debt and right-of-use lease liabilities	1,259,730	1,128,935
Other liabilities:
Postretirement/post-employment obligations	5,504	5,814
Deferred taxes	90,528	134,832
Other long-term liabilities	34,367	35,698
Total other long-term liabilities	130,399	176,344
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,609,359 shares and 17,595,619 shares, respectively	(266,408)	(252,613)
Capital in excess of par value	694,245	689,959
Retained earnings	945,285	1,004,271
Accumulated other comprehensive income	1,330	1,474
Total stockholders’ equity	1,374,651	1,443,290
Total liabilities and stockholders’ equity	$3,434,639	$3,312,994

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Sales	$1,199,260	$1,158,169	$3,961,803	$3,723,152
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	617,468	615,621	2,044,417	1,926,297
Selling, distribution and administrative expenses	603,954	447,363	1,671,813	1,440,665
Depreciation and amortization	35,974	32,899	114,693	109,244
Plant closure costs and impairment of assets	1,034	6,835	1,034	7,825
Restructuring charges	179	—	6,873	—
(Loss) income from operations	(59,349)	55,451	122,973	239,121
Interest expense	8,552	6,801	28,398	22,239
Interest income	(4,542)	(5,459)	(16,251)	(17,292)
Other components of net periodic pension and postretirement benefit plans credit	(62)	(178)	(207)	(594)
(Loss) income before income taxes	(63,297)	54,287	111,033	234,768
Income tax (benefit) expense	(16,567)	13,759	23,293	54,971
Net (loss) income	$(46,730)	$40,528	$87,740	$179,797
Net (loss) income per common share:
Basic:
Net (loss) income per common share	$(0.22)	$0.19	$0.41	$0.85
Weighted average shares outstanding	211,522	212,016	211,773	212,060
Diluted:
Net (loss) income per common share	$(0.22)	$0.19	$0.41	$0.84
Weighted average shares outstanding	211,522	213,326	213,455	213,317
Cash dividends paid per common share	$0.2300	$0.2200	$0.6800	$0.6500

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net (loss) income	$(46,730)	$40,528	$87,740	$179,797
Other comprehensive (loss) income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net (loss) income	(30)	(32)	(102)	(104)
Amortization of actuarial (gain) loss included in net (loss) income	(14)	50	(43)	165
Pension and postretirement plans, net of tax	(44)	18	(145)	61
Derivative instruments:
Net change in fair value of derivatives	(1,579)	7,851	(1,531)	2,654
Loss (gain) reclassified to net (loss) income	297	(1,908)	1,532	(4,507)
Derivative instruments, net of tax	(1,282)	5,943	1	(1,853)
Other comprehensive (loss) income, net of tax	(1,326)	5,961	(144)	(1,792)
Comprehensive (loss) income	$(48,056)	$46,489	$87,596	$178,005

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 7, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 15, 2023	228,729,585	$199	$688,281	$1,040,618	$2,656	(17,409,777)	$(261,680)	$1,470,074
Net loss				(46,730)				(46,730)
Derivative instruments, net of tax					(1,282)			(1,282)
Pension and postretirement plans, net of tax					(44)			(44)
Amortization of stock-based compensation awards			5,883					5,883
Issuance of deferred compensation			(6)			418	6	—
Share repurchases						(200,000)	(4,647)	(4,647)
Issuance of deferred stock awards			87				(87)	—
Dividends paid — $0.2300 per common share				(48,603)				(48,603)
Balances at October 7, 2023	228,729,585	$199	$694,245	$945,285	$1,330	(17,609,359)	$(266,408)	$1,374,651

	For the Forty Weeks Ended October 7, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				87,740				87,740
Derivative instruments, net of tax					1			1
Pension and postretirement plans, net of tax					(145)			(145)
Amortization of stock-based compensation awards			21,382					21,382
Issuance of deferred compensation			(38)			2,557	38	—
Time-based restricted stock units issued (Note 17)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 17)			(12,508)			867,944	12,508	—
Issuance of deferred stock awards			(927)			63,266	927	—
Share repurchases						(1,198,729)	(30,891)	(30,891)
Dividends paid on vested stock-based payment awards				(2,780)				(2,780)
Dividends paid — $0.6800 per common share				(143,946)				(143,946)
Balances at October 7, 2023	228,729,585	$199	$694,245	$945,285	$1,330	(17,609,359)	$(266,408)	$1,374,651

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 8, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at July 16, 2022	228,729,585	$199	$678,901	$1,008,200	$(5,166)	(16,898,017)	$(234,666)	$1,447,468
Net income				40,528				40,528
Derivative instruments, net of tax					5,943			5,943
Pension and postretirement plans, net of tax					18			18
Amortization of stock-based compensation awards			5,485					5,485
Issuance of deferred compensation			(12)			852	12	—
Issuance of deferred stock awards			(101)			7,253	101	—
Share repurchases						(706,559)	(18,072)	(18,072)
Dividends paid on vested share-based payment awards				-				—
Dividends paid — $0.2200 per common share				(46,605)				(46,605)
Balances at October 8, 2022	228,729,585	$199	$684,273	$1,002,123	$795	(17,596,471)	$(252,625)	$1,434,765

	For the Forty Weeks Ended October 8, 2022
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				179,797				179,797
Derivative instruments, net of tax					(1,853)			(1,853)
Pension and postretirement plans, net of tax					61			61
Amortization of stock-based compensation awards			20,124					20,124
Issuance of deferred compensation			(34)			2,554	34	—
Time-based restricted stock units issued (Note 17)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 17)			(10,469)			777,773	10,469	—
Issuance of deferred stock awards			(902)			65,687	902	—
Share repurchases						(1,321,117)	(34,586)	(34,586)
Dividends paid on vested stock-based payment awards				(2,260)				(2,260)
Dividends paid — $.6500 per common share				(137,792)				(137,792)
Balances at October 8, 2022	228,729,585	$199	$684,273	$1,002,123	$795	(17,596,471)	$(252,625)	$1,434,765

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$87,740	$179,797
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on foreign currency exchange rates	—	8,371
Stock-based compensation	21,382	20,124
Loss (gain) reclassified from accumulated other comprehensive income to net income	2,426	(5,625)
Depreciation and amortization	114,693	109,244
Deferred income taxes	(44,256)	11,519
Impairment of assets	3,347	3,897
Provision for inventory obsolescence	2,387	1,521
Allowances for accounts receivable	10,071	5,811
Pension and postretirement plans cost	455	485
Other	1,309	2,167
Qualified pension plan contributions	(1,000)	(1,000)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,364)	(71,882)
Inventories	(13,552)	(33,476)
Hedging activities	(332)	2,654
Accounts payable	(17,788)	78,351
Other assets and accrued liabilities	107,800	(20,424)
NET CASH PROVIDED BY OPERATING ACTIVITIES	257,318	291,534
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(97,003)	(128,372)
Proceeds from sale of property, plant and equipment	2,278	3,335
Repurchase of independent distribution rights	(5,129)	(6,534)
Cash paid at issuance of notes receivable	(15,212)	(9,645)
Principal payments from notes receivable	25,204	30,558
Acquisition of business	(274,755)	—
Investment in unconsolidated affiliate	(1,981)	(9,000)
Other investing activities	63	402
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(366,535)	(119,256)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(146,726)	(140,052)
Stock repurchases	(30,891)	(34,586)
Change in bank overdrafts	(6,693)	(817)
Proceeds from debt borrowings	805,100	330,000
Debt obligation payments	(660,100)	(330,000)
Payments on financing leases	(1,513)	(1,306)
Payments for financing fees	(533)	(273)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(41,356)	(177,034)
Effect of exchange rates on cash	—	(8,371)
Net decrease in cash and cash equivalents	(150,573)	(4,756)
Cash and cash equivalents at beginning of period	165,134	185,871
Cash and cash equivalents at end of period	$14,561	$172,744

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 7, 2023 and October 8, 2022 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine and the conflict in Israel and Gaza on our business. Our results through the third quarter of Fiscal 2023 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and, to a lesser extent, transportation and labor in the current year which has partially offset the more optimized sales mix. We implemented price increases during the first quarter of Fiscal 2023 and in the second quarter of Fiscal 2023 to mitigate these cost pressures.

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

Fiscal 2023 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2023 (sixteen weeks), second quarter ended July 15, 2023 (twelve weeks), third quarter ended October 7, 2023 (twelve weeks) and fourth quarter ending December 30, 2023 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 7, 2023 and October 8, 2022. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
	(% of Sales)		(% of Sales)
Total	22.4	22.1	22.4	21.7

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.4% and 24.3%, on a consolidated basis, as of October 7, 2023 and December 31, 2022, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these costs incurred related to these initiatives was $5.8 million and $18.6 million for the twelve and forty weeks ended October 7, 2023, respectively. The expensed portion of these costs incurred was $8.1 million and $28.9 million for the twelve and forty weeks ended October 8, 2022, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of (Loss) Income.

PLANT CLOSURE COSTS AND IMPAIRMENT OF ASSETS — During the third quarter of Fiscal 2023, the company entered into an agreement to sell a warehouse classified as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse for a nominal loss at the end of the third quarter of Fiscal 2023.

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

ACQUISITION-RELATED COSTS - On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs of $3.7 million during the forty weeks ended October 7, 2023. The company also recognized an immaterial $1.5 million goodwill measurement period adjustment related to the final net working capital amount during the second quarter of Fiscal 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the forty weeks ended October 7, 2023.

Accounting pronouncements not yet adopted

In August, the FASB issued ASU 2023-05, which requires a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. This new guidance is intended to reduce diversity in practice and provide users of the joint venture’s financial statements with more decision-useful information. It may also reduce the amount of basis differences that an investor in a joint venture needs to track. The standard is effective for all joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The company is determining the impact on our business.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP"), reduction-in-force ("RIF") and employee relocation costs. These costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income (Loss).

The table below presents the components of costs associated with the restructuring (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 7, 2023	October 7, 2023
Restructuring charges:
VSIP	$—	$5,229
RIF	—	899
Relocation costs	179	745
Total restructuring charges	$179	$6,873

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Relocation Costs	RIF	Total
Liability balance at December 31, 2022	$—	$—	$—	$—
Charges	5,229	745	899	6,873
Cash payments	(3,800)	(745)	(899)	(5,444)
Liability balance(1) at October 7, 2023	$1,429	$—	$—	$1,429

(1) Recorded in the other accrued liabilities line item of our Condensed Consolidated Balance Sheets.

4. ACQUISITION

On February 17, 2023, the company completed the acquisition of the Papa Pita for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred additional acquisition costs of $3.7 million during the forty weeks ended October 7, 2023. The company also recognized an immaterial $1.5 million goodwill measurement period adjustment related to the final net working capital amount during the second quarter of Fiscal 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

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

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Lease modifications and renewals	$3,820	$3,353	$28,585	$22,007
Lease terminations	$71	$155	$277	$5,883

The lease modifications and renewals for the forty weeks ended October 7, 2023 include $10.6 million related to a 10-year extension for a freezer storage lease that occurred during our first quarter of Fiscal 2023. For the forty weeks ended October 8, 2022, the lease modifications and renewals include $11.2 million related to a 10-year extension for a warehouse lease.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and forty weeks ended October 7, 2023 and October 8, 2022 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Lease cost:
Amortization of right-of-use assets	$396	$394	$1,313	$1,311
Interest on lease liabilities	5	20	30	77
Operating lease cost	14,397	13,886	48,212	48,165
Short-term lease cost	755	748	2,367	2,121
Variable lease cost	8,802	7,517	28,515	25,378
Total lease cost	$24,355	$22,565	$80,437	$77,052

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$30	$77
Operating cash flows from operating leases	$52,134	$46,982
Financing cash flows from financing leases	$1,513	$1,306
Right-of-use assets obtained in exchange for new financing lease liabilities	$21	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,566	$21,357

Weighted-average remaining lease term (years):
Financing leases	0.8
Operating leases	7.4
Weighted-average IBR (percentage):
Financing leases	3.3
Operating leases	4.0

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 7, 2023 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2023	$10,901	$294
2024	58,910	98
2025	56,267	18
2026	39,796	7
2027	33,465	3
2028 and thereafter	121,566	—
Total minimum lease payments	320,905	420
Less: amount of lease payments representing interest	(49,706)	(5)
Present value of future minimum lease payments	271,199	415
Less: current obligations under leases	(49,346)	(381)
Long-term lease obligations	$221,853	$34

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 7, 2023 and October 8, 2022, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 7, 2023	October 8, 2022	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$115	Interest expense
Commodity contracts	(511)	2,428	Cost of sales, Note 3
Total before tax	(396)	2,543	Total before tax
Tax benefit (expense)	99	(635)	Income tax expense
Total net of tax	(297)	1,908	Net of tax
Pension and postretirement plans:
Prior-service credits	40	41	Note 1
Actuarial gain (losses)	17	(66)	Note 1
Total before tax	57	(25)	Total before tax
Tax (expense) benefit	(13)	7	Income tax expense
Total net of tax	44	(18)	Net of tax
Total reclassifications	$(253)	$1,890	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 7, 2023	October 8, 2022	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$383	$383	Interest expense
Commodity contracts	(2,426)	5,625	Cost of sales, Note 3
Total before tax	(2,043)	6,008	Total before tax
Tax benefit (expense)	511	(1,501)	Income tax expense
Total net of tax	(1,532)	4,507	Net of tax
Pension and postretirement plans:
Prior-service credits	135	137	Note 1
Actuarial gain (losses)	57	(220)	Note 1
Total before tax	192	(83)	Total before tax
Tax (expense) benefit	(47)	22	Income tax expense
Total net of tax	145	(61)	Net of tax
Total reclassifications	$(1,387)	$4,446	Net of tax

Note 1: These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefits credit line item on the Condensed Consolidated Statements of Income (Loss). See Note 18, Postretirement Plans, for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 7, 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive loss before reclassifications	(1,531)	—	(1,531)
Reclassified to earnings from AOCI	1,532	(145)	1,387
AOCI at October 7, 2023	$2,100	$(770)	$1,330

During the forty weeks ended October 8, 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive income before reclassifications	2,654	—	2,654
Reclassified to earnings from AOCI	(4,507)	61	(4,446)
AOCI at October 8, 2022	$4,190	$(3,395)	$795

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

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022
Gross (loss) gain reclassified from AOCI into net income	$(2,426)	$5,625
Tax benefit (expense)	607	(1,406)
Net of tax	$(1,819)	$4,219

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 7, 2023 and December 31, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 7, 2023	December 31, 2022
Goodwill	$677,796	$545,244
Amortizable intangible assets, net	537,968	537,281
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,342,864	$1,209,625

The changes in the carrying amount of goodwill during the forty weeks ended October 7, 2023, during which time we completed the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 31, 2022	$545,244
Acquisition	132,552
Balance as of October 7, 2023	$677,796

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

As of October 7, 2023 and December 31, 2022, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 7, 2023			December 31, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$104,131	$377,584	$477,115	$92,763	$384,352
Customer relationships	340,221	180,378	159,843	318,021	167,688	150,333
Non-compete agreements	5,454	5,179	275	5,154	5,114	40
Distributor relationships	4,123	3,857	266	4,123	3,673	450
Distributor routes held and used	4,040	4,040	—	3,249	1,143	2,106
Total	$835,553	$297,585	$537,968	$807,662	$270,381	$537,281

Aggregate amortization expense for the twelve and forty weeks ended October 7, 2023 and October 8, 2022 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 7, 2023	$7,572
For the twelve weeks ended October 8, 2022	$7,334
For the forty weeks ended October 7, 2023	$24,891
For the forty weeks ended October 8, 2022	$24,415

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2023	$7,336
2024	$31,409
2025	$30,746
2026	$28,891
2027	$27,242

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 7, 2023 and December 31, 2022. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits. Additionally, the company fully impaired the California distribution rights classified as held and used and recorded a charge of $2.3 million in the selling, distribution, and administrative expenses of the Condensed Consolidated Statements of Income (Loss) during the twelve weeks ended October 7, 2023.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 3,200 and 3,400 IDPs’ distribution rights as of October 7, 2023 and December 31, 2022, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 7, 2023	$4,542
For the twelve weeks ended October 8, 2022	$5,459
For the forty weeks ended October 7, 2023	$16,251
For the forty weeks ended October 8, 2022	$17,292

At October 7, 2023 and December 31, 2022, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 7, 2023	December 31, 2022
Distributor notes receivable	$139,836	$163,354
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(25,344)	(26,472)
Long-term portion of distributor notes receivable	$114,492	$136,882

During the third quarter of Fiscal 2023, the company recorded a reserve of $14.9 million for the distributor notes receivable related to a legal settlement. See Note 15, Commitments and Contingencies, for additional information.

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

The fair value of the company’s variable rate debt at October 7, 2023 approximates the recorded value. The fair value of the company’s 2.400% senior notes due 2031 (the "2031 notes") and 3.500% senior notes due 2026 (the “2026 notes”), as discussed in Note 13, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$494,555	$383,883	2
2026 notes	$398,288	$372,433	2

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

As of October 7, 2023, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$302	$—	$—	$302
Other long-term	109	—	—	109
Total	411	—	—	411

Liabilities:
Other current	(744)	—	—	(744)
Other long-term	(1)	—	—	(1)
Total	(745)	—	—	(745)
Net Fair Value	$(334)	$—	$—	$(334)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2024. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 7, 2023 and December 31, 2022, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 7, 2023		December 31, 2022		October 7, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$302	Other current assets	$782	Other accrued liabilities	$744	Other accrued liabilities	$1,149
Commodity contracts	Other assets	109	Other assets	2	Other long-term liabilities	1	Other long-term liabilities	86
Total		$411		$784		$745		$1,235

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 7, 2023	October 8, 2022	into Income (Effective Portion)(2)	October 7, 2023	October 8, 2022
Interest rate contracts	$—	$—	Interest expense	$86	$86
Commodity contracts	(1,579)	7,851	Production costs(3)	(383)	1,822
Total	$(1,579)	$7,851		$(297)	$1,908

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 7, 2023	October 8, 2022	into Income (Effective Portion)(2)	October 7, 2023	October 8, 2022
Interest rate contracts	$—	$—	Interest expense	$287	$287
Commodity contracts	(1,531)	2,654	Production costs(3)	(1,819)	4,220
Total	$(1,531)	$2,654		$(1,532)	$4,507
1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 7, 2023 and October 8, 2022, respectively, related to the company’s commodity risk hedges.

At October 7, 2023, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(52)	$2,403	$2,351
Expiring in 2023	(185)	—	(185)
Expiring in 2024	(66)	—	(66)
Total	$(303)	$2,403	$2,100

Derivative Transactions Notional Amounts

As of October 7, 2023, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$4,792
Soybean oil contracts	17,417
Natural gas contracts	3,600
Corn contracts	520
Total	$26,329

The company’s derivative instruments contain no credit-risk related contingent features at October 7, 2023. As of October 7, 2023 and December 31, 2022, the company had $5.7 million and $7.2 million, respectively, in other current assets representing collateral for hedged positions. As of October 7, 2023 and December 31, 2022, the company had $3.4 million and $3.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 7, 2023	December 31, 2022
Prepaid assets	$4,002	$4,589
Service contracts	21,031	25,595
Prepaid insurance	9,327	5,709
Prepaid marketing and promotions	15,829	3,917
Fair value of derivative instruments	302	782
Collateral to counterparties for derivative positions	5,705	7,210
Income taxes receivable	12,602	—
Other	531	216
Total	$69,329	$48,018

Other non-current assets consist of (amounts in thousands):

	October 7, 2023	December 31, 2022
Unamortized financing fees	$1,249	$1,356
Investments	2,364	2,506
Investment in unconsolidated affiliate	10,981	9,000
Deposits	2,331	2,444
Unamortized cloud computing arrangement costs	91	258
Noncurrent postretirement benefit plan asset	5,650	4,902
Noncurrent service contracts	491	3,957
Other	192	92
Total	$23,349	$24,515

11. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 7, 2023	December 31, 2022
Employee compensation	$29,559	$26,762
Employee vacation	17,953	16,058
VSIP	1,429	—
Employee bonus	22,945	29,526
Fair value of derivative instruments	744	1,149
Self-insurance reserves	34,292	30,599
Bank overdraft	11,268	17,960
Accrued interest	1,671	7,127
Accrued utilities	6,188	6,861
Accrued taxes	21,546	11,970
Accrued advertising	5,142	4,813
Accrued legal settlements	55,000	5,500
Accrued legal costs	4,940	3,021
Accrued short-term deferred income	3,314	3,893
Collateral due to counterparties for derivative positions	3,407	3,085
Acquisition consideration adjustment	753	753
Multi-employer pension plan withdrawal liability	1,297	1,297
Repurchase obligations of distribution rights	65,332	432
Other	4,738	4,470
Total	$291,518	$175,276

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 350 distribution rights. The company estimated the cost of these repurchases, and an additional 50 other California distribution rights that are not part of the settlement, in accordance with the settlement agreement and the amount is net of the remaining notes receivable balance. See Note 15, Commitments and Contingencies, for details on this settlement.

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

Other long-term liabilities consist of (amounts in thousands):

	October 7, 2023	December 31, 2022
Deferred income	$8,404	$11,235
Deferred compensation	25,435	23,675
Other deferred credits	217	382
Other	311	406
Total	$34,367	$35,698

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 7, 2023 and December 31, 2022, respectively (amounts in thousands):

	October 7, 2023	December 31, 2022
Distribution rights	$12,674	$7,608
Property, plant and equipment	1,876	4,885
Total assets held for sale	$14,550	$12,493

During the third quarter of Fiscal 2023, the company entered into an agreement to sell a warehouse classified as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse for proceeds of $1.3 million at the end of the third quarter of Fiscal 2023.

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 5, Leases) consisted of the following at October 7, 2023 and December 31, 2022, respectively (amounts in thousands):

	October 7, 2023	December 31, 2022
Unsecured credit facility	$—	$—
2031 notes	494,555	493,994
2026 notes	398,288	397,848
Accounts receivable repurchase facility	145,000	—
Accounts receivable securitization facility	—	—
	1,037,843	891,842
Less current maturities of long-term debt	—	—
Total long-term debt	$1,037,843	$891,842

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 7, 2023 and December 31, 2022, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of October 7, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 7, 2023, and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the securitization facility (as defined below) and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 7, 2023, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the forty weeks ended October 7, 2023:

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	250,000
Payments	(105,000)
Balance at October 7, 2023	$145,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchases facility as of October 7, 2023:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(145,000)
Available for withdrawal	$55,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the forty weeks ended October 7, 2023:

Amount (thousands)
High balance	$180,000
Low balance	$—

Financing costs paid at inception of the repurchase facility are being amortized over the life of the repurchase facility. The company incurred $0.8 million in financing costs during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.3 million on October 7, 2023 and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The table below presents the borrowings and repayments under the securitization facility during the forty weeks ended October 7, 2023:

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	28,000
Payments	(28,000)
Balance at October 7, 2023	$—

Optional principal repayments could be made at any time without premium or penalty. Interest was due 18 days after our reporting periods end in arrears on the outstanding borrowings and was computed as SOFR plus an applicable margin of 95 basis points. An unused fee of 40 basis points was applicable on the unused commitment at each reporting period. Financing costs paid at inception of the securitization facility and at the time amendments are executed were being amortized over the life of the securitization facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2022 for the tenth amendment. The balance of unamortized financing costs was $0.3 million on December 31, 2022, and is recorded in other assets on the Condensed Consolidated Balance Sheets. During the first quarter of Fiscal 2023, the company recognized $0.3 million in unamortized loan costs as a loss on extinguishment of debt upon the early termination of the securitization facility. These costs are recorded in interest expense on the Condensed Consolidated Statements of Income (Loss).

Amounts available for withdrawal under the securitization facility were determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the securitization facility during the forty weeks ended October 7, 2023:

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of October 7, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $0.9 million on October 7, 2023 and December 31, 2022 and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 7, 2023.

Amount (thousands)
Balance at December 31, 2022	$—
Borrowings	527,100
Payments	(527,100)
Balance at October 7, 2023	$—

The table below presents the net amount available under the credit facility as of October 7, 2023:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 7, 2023:

Amount (thousands)
High balance	$174,000
Low balance	$—

Aggregate maturities of debt outstanding as of October 7, 2023 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2023	$—
2024	—
2025	145,000
2026	400,000
2027	—
2028 and thereafter	500,000
Total	$1,045,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 7, 2023 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$5,445	$494,555
2026 notes	400,000	1,712	398,288
Total	$900,000	$7,157	$892,843

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of October 7, 2023 and December 31, 2022, there was $139.8 million and $144.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

In the event the company ceases to utilize the independent distributor model or exits a geographic market, the company is contractually required in some situations to purchase the distribution rights from the independent distributor. The company expects to continue operating under this model and has concluded for the litigation described below that none require loss contingency recognition pursuant to our policy. See Note 2, Summary of Significant Accounting Policies, of our Form 10-K.

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

On August 29, 2023, the company reached an agreement to settle this and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California).  The settlement provides for a $55 million common fund to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also requires a phased repurchase of approximately 350 distribution rights in California. Once completed, the company plans to service its California market with an employment model. The repurchase of distribution rights is anticipated to be completed by the fourth quarter of Fiscal 2024. The company estimates the repurchase cost of the 350 distribution rights, along with 50 additional California distribution rights that are not part of the settlement, to be approximately $80.2 million (of which $65.3 million is included in other accrued liabilities and $14.9 million in a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss) during the third quarter of fiscal 2023. The terms of the settlement require court approval.

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

On April 26, 2022, the Court approved an agreement to settle this and two companion cases pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410) – for a payment of $16.5 million, comprised of $9.0 million in settlement funds and $7.5 million in attorneys’ fees. The settlement was paid during the second quarter of Fiscal 2022. The settlement also required a phased repurchase of approximately 75 distribution rights in Maine, which the company began servicing using company sales employees. The company estimated this cost to be $6.6 million (of which $4.7 million was originally included in other accrued liabilities and the remainder as a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during the third quarter of Fiscal 2021. The repurchase of distribution rights was completed during the first quarter of Fiscal 2023.

See Note 13, Debt and Other Obligations, for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net (loss) income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 7, 2023 and October 8, 2022, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net (loss) income	$(46,730)	$40,528	$87,740	$179,797
Basic (Loss) Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,522	212,016	211,773	212,060
Basic (loss) earnings per common share	$(0.22)	$0.19	$0.41	$0.85
Diluted (Loss) Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,522	212,016	211,773	212,060
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	—	1,310	1,682	1,257
Diluted weighted average shares outstanding for common stock	211,522	213,326	213,455	213,317
Diluted (loss) earnings per common share	$(0.22)	$0.19	$0.41	$0.84

There were 302,770 anti-dilutive shares during the twelve and forty weeks ended October 7, 2023. There were no anti-dilutive shares and 327,950 anti-dilutive shares during the twelve and forty weeks ended October 8, 2022, respectively.

17. STOCK-BASED COMPENSATION

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014 and authorized 8,000,000 shares to be used for awards under the Omnibus Plan. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards to provide our officers, key employees, and non-employee directors’ incentives and rewards for performance. Equity awards granted after May 21, 2014 are governed by the Omnibus Plan. On May 25, 2023, the company amended and restated the Omnibus Plan to register an additional 9,340,000 shares of common stock.

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the forty weeks ended October 7, 2023 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the forty weeks ended October 7, 2023 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$33.52
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the forty weeks ended October 7, 2023 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$28.74
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04

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

The company’s performance-contingent restricted stock activity for the forty weeks ended October 7, 2023 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2022	2,009	$25.83
Granted	744	$30.32
Grant increase for achieving the ROIC modifier	79	$31.13
Grant increase for achieving the TSR modifier	151	$31.13
Vested	(868)	$23.51
Forfeited	(146)	$27.71
Nonvested shares at October 7, 2023	1,969	$28.04

As of October 7, 2023, there was $25.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.94 years.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”) at the beginning of the year. These awards vest on January 5th each year in equal installments over a three-year period which began in Fiscal 2020. Occasionally, awards may be issued that have a vesting period of less than three years. Dividends earned on shares will be held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

The following TBRSU Shares have been granted under the Omnibus Plan during the forty weeks ended October 7, 2023 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	220	Equally over 3 years	$28.74
2/27/2023	11	1/5/2024	$28.33
9/1/2023	54	Equally over 18 months	$23.04
9/17/2023	10	Equally over 3 years	$22.90

The TBRSU Shares activity for the forty weeks ended October 7, 2023 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 31, 2022	462	$24.62
Vested	(249)	$23.77
Granted	295	$27.47
Forfeitures	(29)	$26.88
Nonvested shares at October 7, 2023	479	$26.67	1.71	$8,256

The table below presents the accumulated dividends on vested shares and the tax benefit/(expense) at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2022	2023	$58	$20	$1,949
2021	2023	$133	$118	$2,232
2020	2023	$153	$108	$1,782
2019	2023	$142	$32	$1,127

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the forty weeks ended October 7, 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2023. Non-employee directors received 14,249 shares of previously deferred board retainer deferrals during the forty weeks ended October 7, 2023.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2023, non-employee directors were granted 59,400 shares for their annual grant pursuant to the Omnibus Plan. Additionally, during the third quarter of Fiscal 2023, an aggregate of 4,660 shares were granted to two newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan. During the second quarter of Fiscal 2022, non-employee directors were granted 58,300 shares, of which 15,900 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2023. Non-employee directors received 5,780 shares of previously deferred annual grant awards during the forty weeks ended October 7, 2023. A prorated amount of 1,980 shares vested on August 31, 2023 at the time a non-employee director resigned from the Board of Directors.

The deferred stock activity for the forty weeks ended October 7, 2023 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 31, 2022	62	$27.37
Vested	(62)	$27.37
Granted	68	$26.26
Nonvested shares at October 7, 2023	68	$26.26	0.62	$1,103

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 7, 2023 and October 8, 2022, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 7, 2023	October 8, 2022
Performance-contingent restricted stock awards	$3,915	$3,917
TBRSU Shares	1,536	1,179
Deferred and restricted stock	432	389
Total stock-based compensation	$5,883	$5,485

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022
Performance-contingent restricted stock awards	$15,482	$14,778
TBRSU Shares	4,611	4,040
Deferred and restricted stock	1,289	1,306
Total stock-based compensation	$21,382	$20,124

18. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at October 7, 2023 compared to accounts at December 31, 2022 (amounts in thousands):

	October 7, 2023	December 31, 2022
Noncurrent benefit asset	$5,650	$4,902
Current benefit liability	$710	$710
Noncurrent benefit liability	$5,504	$5,814
AOCI, net of tax	$(770)	$(625)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2022 for the defined benefit and postretirement benefit plans described below.

The company made voluntary contributions of $1.0 million to Plan No. 2 during the third quarter of Fiscal 2023 and Fiscal 2022.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Service cost	$157	$274	$524	$914
Interest cost	301	204	1,003	680
Expected return on plan assets	(360)	(432)	(1,200)	(1,441)
Amortization of prior service cost	13	13	44	43
Amortization of net loss	40	107	133	356
Total net periodic pension cost	$151	$166	$504	$552

The components of total net periodic benefit cost other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income (Loss).

Postretirement Benefit Plan

The company provides certain health care and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Service cost	$41	$50	$137	$165
Interest cost	54	25	182	85
Amortization of prior service credit	(53)	(54)	(179)	(180)
Amortization of net gain	(57)	(41)	(190)	(137)
Total net periodic postretirement credit	$(15)	$(20)	$(50)	$(67)

The components of total net periodic postretirement benefits credit other than the service cost are included in the other components of net periodic pension and postretirement benefit plans credit line item on our Condensed Consolidated Statements of Income (Loss).

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Total cost and employer contributions	$7,083	$6,511	$24,152	$22,664

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

19. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 7, 2023 was 26.2% compared to 25.3% for the twelve weeks ended October 8, 2022. The increase in the rate was primarily due to larger net favorable discrete items applied to the loss in the current year quarter. During the twelve weeks ended October 7, 2023, the primary differences in the effective rate and the statutory rate were state income taxes and windfall benefits on stock-based compensation.

The company's effective tax rate for the forty weeks ended October 7, 2023 was 21.0% compared to 23.4% for the forty weeks ended October 8, 2022. The decrease in the rate was primarily due to year-over-year differences in the impact of the net favorable discrete items. During the forty weeks ended October 7, 2023, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete tax credits and windfall tax benefits on stock-based compensation.

During the forty weeks ended October 7, 2023, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 7, 2023, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 7, 2023, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 7, 2023 should be read in conjunction with the Form 10-K.

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

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$5,814	$8,144	$18,621	$28,866	Note 1
Restructuring charges	179	—	6,873	—	Note 3
Severance and lease termination costs	—	—	—	1,717
Plant closure costs and impairment of assets	1,034	6,835	1,034	7,825	Note 1
Legal settlements and related costs	137,529	5,500	137,529	7,500	Note 15
Acquisition-related costs	—	11,582	3,712	11,582	Note 1, 4
	$144,556	$32,061	$167,769	$57,490
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $5.8 million and $18.6 million during the twelve and forty weeks ended October 7, 2023, respectively. We recognized $8.1 million and $28.9 million during the prior year third quarter and year to date periods, respectively. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss). We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $70.0 million to $80.0 million for Fiscal 2023.
•
Restructuring charges In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP") and employee relocation costs. During the first quarter of Fiscal 2023, we recorded VSIP-related charges of $3.9 million and made VSIP-related payments of $0.5 million. In the second quarter of Fiscal 2023, we recorded reduction-in-force ("RIF") and VSIP charges of $2.2 million and made payments of $2.9 million. We made VSIP payments of $1.3 million in the third quarter of Fiscal 2023. Relocation costs incurred during the first, second and third quarters of Fiscal 2023 were $0.3 million, $0.3 million and $0.2 million, respectively, and these and the VSIP and RIF costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income (Loss).
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
•
Plant closure costs and impairment of assets During the third quarter of Fiscal 2023, the company entered into an agreement to sell a warehouse classified as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the third quarter of Fiscal 2023.

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

•
Legal settlements and related costs In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million. The settlement also requires a phased repurchase of approximately 350 distribution rights in California and the company estimates this cost, along with the cost to repurchase approximately 50 other California distribution rights that are not part of the settlement, to be approximately $80.2 million. Additional costs of $2.3 million were recognized to fully impair held and used distribution rights classified as intangibles assets. The terms of the settlement require court approval. The legal settlement and related costs are higher than originally estimated in the Form 8-K filed by the company on September 1, 2023 due to the planned repurchase of the additional distribution rights that were not part of the settlement.

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

•
Acquisition-related costs On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $274.8 million, inclusive of a net working capital purchase price adjustment. The identifiable intangible assets, property and equipment, and certain financial assets and taxes are still under review. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs during the forty weeks ended October 7, 2023 of $3.7 million and these costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

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

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+C-Store 12 Weeks Ended 10/8/23)
•
Our branded retail sales comprised 64.1% of total sales for the forty weeks ended October 7, 2023 as compared to 65.5% for the forty weeks ended October 8, 2022.
•
We completed the Papa Pita acquisition on February 17, 2023, as discussed above.
•
As of October 7, 2023, we operated 46 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack cakes, bagels, English muffins, and tortillas.
•
We utilize a direct-store-delivery distribution model for fresh bakery foods, whereby product is sold by a network of independent distributor partners or company employees to retail and foodservice customers with access to more than 85% of the U.S. population.
•
We offer nationwide distribution of certain fresh snack cakes and frozen breads and rolls via contract carriers.

We are continuing to focus on optimization initiatives in our procurement, distribution, operations, and administrative functions and the company is projecting savings in the range of $30 million to $35 million from these activities in Fiscal 2023. In the second quarter of Fiscal 2023, we completed the build phase of our ERP upgrade project and began the deployment, which is anticipated to be completed in Fiscal 2026. Additionally, we continue to implement our digital strategy initiatives as discussed further in the “Transformation Strategy Initiatives” section below.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the conflict in Israel and Gaza on our business. Our results through the third quarter of Fiscal 2023 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. We have experienced significant input cost inflation for commodities and, to a lesser extent, for transportation and labor in the current and prior year periods which has partially offset the improved sales mix. We expect these inflationary pressures to continue throughout the remainder of Fiscal 2023. To mitigate the ongoing cost pressures, we implemented price increases during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023.

Additionally, in both the current and prior year periods, we experienced supply chain disruptions resulting in lower production volumes and sales. These supply chain and other disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine and the conflict in Israel and Gaza have not impacted us directly, we are closely monitoring these conflicts' effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

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

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” section below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 3.5% for the twelve weeks ended October 7, 2023 compared to the same quarter in the prior year, with price/mix contributing 6.3% and the Papa Pita acquisition contributing 1.3%, partially offset by volume declines of 4.1%. The benefits of inflation-driven pricing actions were partially offset by softer volumes. Inflationary pressure on consumer spending, targeted sales rationalization, and exiting certain lower margin business contributed to the volume decreases.

For the forty weeks ended October 7, 2023, sales increased 6.4% compared to the same period in the prior year. Price/mix contributed 11.3% and the Papa Pita acquisition contributed 1.1% to the sales growth, partially offset by volume declines of 6.0%. The benefits of inflation-driven pricing actions were partially offset by softer volumes. Volumes were impacted by inflationary pressure on consumer spending, targeted sales rationalization, and exiting certain lower margin business. For the forty weeks ended October 7, 2023, sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to increase due to positive price/mix, partially offset by lower volumes except for DKB.

For the twelve weeks ended October 7, 2023, loss from operations was $59.3 million compared to income from operations of $55.5 million in the prior year quarter. The loss in the current quarter resulted from legal settlements and related costs increasing $132.0 million as well as greater marketing investments, increased repairs and maintenance costs, and lower production volumes period over period. The loss was partially offset by sales increases from positive pricing actions, moderating ingredient costs, and the prior year plant closure and acquisition costs.

Income from operations for the forty weeks ended October 7, 2023 was $123.0 million compared to $239.1 million in the prior year period. The decline resulted from the $130.0 million increase in legal settlements and related costs, significant input cost inflation, lower production volumes, increased marketing investments, and higher maintenance costs in the current year period. Those factors were partially offset by price increases and lower consulting and acquisition-related costs year over year.

Net loss for the twelve weeks ended October 7, 2023 was $46.7 million compared to net income of $40.5 million in the prior year period. The change resulted primarily from the change in (loss) income from operations, as described above, and higher interest expense.

Net income for the forty weeks ended October 7, 2023 was $87.7 million compared to $179.8 million in the prior year period. The decrease resulted primarily from lower income from operations, as described above, and higher interest expense, net of a lower effective tax rate.

During the forty weeks ended October 7, 2023, we generated net cash flows from operations of $257.3 million, paid $274.8 million for the Papa Pita acquisition, inclusive of the net working capital purchase price adjustment, and invested $97.0 million in capital expenditures. We increased our indebtedness by $145.0 million primarily to fund the acquisition and paid $146.7 million in dividends to our shareholders. During the first quarter of Fiscal 2023, we terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million trade receivable repurchase facility (the "repurchase facility"). During the forty weeks ended October 8, 2022, we generated net cash flows from operations of $291.5 million, invested $128.4 million in capital expenditures and paid $140.1 million in dividends to our shareholders.

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

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out these programs to more than 29 bakeries and plan to continue to invest in these new ways of working. Costs related to the digital initiatives are fluid and cannot be currently estimated.

ERP Upgrade

This initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. We plan to continue the deployment across the organization over the next few years.

We expect the transformation strategy initiatives to require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. As of October 7, 2023, we have incurred costs related to the project of approximately $201 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and forty weeks ended October 7, 2023 and October 8, 2022, respectively, are set forth in the table below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022	Dollars	%
Sales	$1,199,260	$1,158,169	100.0	100.0	$41,091	3.5
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	617,468	615,621	51.5	53.2	1,847	0.3
Selling, distribution and administrative expenses	603,954	447,363	50.4	38.6	156,591	35.0
Restructuring charges	179	—	0.0	—	179	NM
Plant closure costs and impairment of assets	1,034	6,835	0.1	0.6	(5,801)	NM
Depreciation and amortization	35,974	32,899	3.0	2.8	3,075	9.3
(Loss) income from operations	(59,349)	55,451	(4.9)	4.8	(114,800)	(207.0)
Other components of net periodic pension and postretirement benefit plans credit	(62)	(178)	(0.0)	(0.0)	116	NM
Interest expense, net	4,010	1,342	0.3	0.1	2,668	198.8
(Loss) income before income taxes	(63,297)	54,287	(5.3)	4.7	(117,584)	(216.6)
Income tax (benefit) expense	(16,567)	13,759	(1.4)	1.2	(30,326)	(220.4)
Net (loss) income	$(46,730)	$40,528	(3.9)	3.5	$(87,258)	(215.3)
Comprehensive (loss) income	$(48,056)	$46,489	(4.0)	4.0	$(94,545)	(203.4)

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022	Dollars	%
Sales	$3,961,803	$3,723,152	100.0	100.0	$238,651	6.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,044,417	1,926,297	51.6	51.7	118,120	6.1
Selling, distribution and administrative expenses	1,671,813	1,440,665	42.2	38.7	231,148	16.0
Restructuring charges	6,873	—	0.2	—	6,873	NM
Plant closure costs and impairment of assets	1,034	7,825	0.0	0.2	(6,791)	NM
Depreciation and amortization	114,693	109,244	2.9	2.9	5,449	5.0
Income from operations	122,973	239,121	3.1	6.4	(116,148)	(48.6)
Other components of net periodic pension and postretirement benefit plans credit	(207)	(594)	(0.0)	(0.0)	387	NM
Interest expense, net	12,147	4,947	0.3	0.1	7,200	145.5
Income before income taxes	111,033	234,768	2.8	6.3	(123,735)	(52.7)
Income tax expense	23,293	54,971	0.6	1.5	(31,678)	(57.6)
Net income	$87,740	$179,797	2.2	4.8	$(92,057)	(51.2)
Comprehensive income	$87,596	$178,005	2.2	4.8	$(90,409)	(50.8)
NM - the computation is not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 7, 2023 COMPARED TO TWELVE WEEKS ENDED OCTOBER 8, 2022

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022	Dollars	%
Branded retail	$771,165	$748,474	64.3	64.6	$22,691	3.0
Other	428,095	409,695	35.7	35.4	18,400	4.5
Total	$1,199,260	$1,158,169	100.0	100.0	$41,091	3.5

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	2.8	10.4	6.3
Volume*	(1.1)	(7.4)	(4.1)
Acquisition	1.3	1.5	1.3
Total percentage change in sales	3.0	4.5	3.5

* Computations above are calculated as follows:
Price/Mix $ = Current year period units x change in price per unit
Price/Mix % = Price/Mix $ ÷ Prior year period Sales $

Volume $ = Prior year period price per unit x change in units
Volume % = Volume $ ÷ Prior year period Sales $

The company disaggregates its sales into two categories, Branded Retail and Other. These categories align with our brand-focused strategy to drive above-market growth via innovation and focusing on higher-margin products. The Other category includes store branded retail and non-retail sales (foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing).

Sales increased quarter over quarter due to positive pricing actions implemented during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023 to mitigate considerable cost inflation, and, to a lesser extent, the Papa Pita acquisition contribution. These increases were partially offset by volume declines. Price increases implemented during the first quarter of Fiscal 2023 were focused on store branded and non-retail sales, whereas the price increases implemented in the second quarter were predominantly targeted to branded retail sales. Volume decreases were most significant for non-retail items, and, to a lesser extent, branded retail traditional loaf breads. Our promotional activity increased in the third quarter of Fiscal 2023 as compared to the same quarter in the prior year, largely due to inflationary pressure on consumer spending, but remained lower than pre-pandemic levels.

Branded Retail Sales

Branded retail sales increased 3.0% quarter over quarter due to favorable price/mix resulting from inflation-driven pricing actions taken in the second quarter of the current year and improved mix from greater branded organic product sales along with the acquisition contribution. Volume declines partially offset the increase, partly due to lapping increased hurricane-related demand in the prior year period. The largest volume declines were in branded traditional loaf breads, partially offset by increases for branded organic products and branded Keto bread. Our Nature's Own and DKB brands continued to perform well benefiting from inflation-driven price increases and growth in recently introduced products, such as Nature's Own Keto bread, introduced in Fiscal 2023, and Hawaiian loaf bread, introduced in Fiscal 2022, and DKB snack bars. Nature's Own did experience volume declines quarter over quarter largely due to inflationary pressure on consumer spending and cycling increased hurricane-related demand in the prior year period. We are continuing the nationwide rollout of certain varieties of the DKB snack bars, which commenced in January 2023.

Other Sales

Sales in the Other sales category grew 4.5% due to substantial price increases to mitigate inflationary pressures implemented at the beginning of Fiscal 2023, and the acquisition contribution, partially offset by volume declines. Store branded retail sales comprised a larger portion of our total sales as compared to the prior year quarter largely due to significantly higher price/mix, partly offset by softer volumes. The largest volume declines were in store branded retail cake. Non-retail sales increased quarter over quarter due to inflation-driven pricing actions and the acquisition contribution, partially offset by volume declines. Foodservice and vending drove most of the volume decrease, largely due to exiting certain lower margin business and targeted sales rationalization. Increased contract manufacturing volume partially mitigated the non-retail volume decline.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 7, 2023 % of Sales	October 8, 2022 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	32.1	32.9	(0.8)
Workforce-related costs	13.9	13.5	0.4
Other	5.5	6.8	(1.3)
Total	51.5	53.2	(1.7)

Materials, supplies, labor and other production costs as a percent of sales decreased quarter over quarter due to the impact of inflation-driven pricing actions more than offsetting input cost inflation, the impact of lower production volumes, increased product returns, and higher maintenance and labor costs. Although costs for certain ingredients have moderated compared to the prior year period, prices of other ingredients remain elevated. However, sales price increases more than offset higher ingredient and packaging costs as a percent of sales. Additionally, certain products purchased from Papa Pita in the prior year period were reflected as outside purchases of product (sales with no associated ingredient costs) in the Other line item. The decrease in the Other line item mostly reflects the reduction in outside purchases of product and the impact of mix shift in product inventories, partially offset by increased bakery maintenance costs. We anticipate this shift in expense between cost categories will impact comparability for the remainder of Fiscal 2023. Wage inflation and lower production volumes resulted in the increase in workforce-related costs as a percent of sales. We expect the impact of lower production volumes and the competitive labor market to continue to negatively impact our operations.

Prices of ingredient and packaging materials fluctuate due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs continued to experience volatility in the current quarter and are expected to remain volatile for the remainder of Fiscal 2023. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 7, 2023 % of Sales	October 8, 2022 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.0	10.3	0.7
Distributor distribution fees	14.1	14.5	(0.4)
Other	25.3	13.8	11.5
Total	50.4	38.6	11.8

Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. This decrease was more than offset by the increase in workforce-related costs as a percent of sales. Additionally, a competitive labor market contributed to the increase in workforce-related costs. We anticipate a continued shift from distributor distribution fees to workforce-related costs as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state in Fiscal 2024. The increase in the Other line item mostly reflects the $132.0 million increase in legal settlements and related costs (1,110 basis point impact), and to a lesser extent, greater marketing investments and increased amortization of cloud-based applications. These items were partially offset by acquisition costs incurred in the prior year period. Transportation cost increases were mostly offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of the legal settlement and related-costs and acquisition-related costs.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the third quarter of Fiscal 2023 increased in dollars and as a percent of sales as compared to the prior year period due to assets being placed in service and the Papa Pita assets acquired in the first quarter of Fiscal 2023, net of certain assets becoming fully depreciated. We anticipate depreciation and amortization expense to be higher than the prior year period for the remainder of Fiscal 2023 as a result of the ERP-related assets being placed in service and the Papa Pita acquired assets.

(Loss) Income from Operations

Loss from operations for the twelve weeks ended October 7, 2023 was $59.3 million compared to income of $55.5 million for the twelve weeks ended October 8, 2022. The decrease was due primarily to increased selling, distribution, and administrative expenses, as discussed above, partially offset by sales increases from positive pricing actions to mitigate cost inflation and the prior year plant closure costs.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter primarily due to higher average amounts outstanding under our borrowing arrangements primarily from funding the Papa Pita acquisition and increased interest rates on our variable rate debt.

Income Tax (Benefit) Expense

The effective tax rate for the twelve weeks ended October 7, 2023 was 26.2% compared to 25.3% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to larger net favorable discrete items including windfall tax benefits on stock-based compensation when applied to the loss in the current year quarter. The primary differences in the effective rate and statutory rate for the current year period were state income taxes and windfall benefits on stock-based compensation, while the primary differences for the prior year period were state income taxes.

Comprehensive (Loss) Income

The change in comprehensive (loss) income quarter over quarter resulted primarily from the change in net earnings and changes in the fair value of derivatives.

FORTY WEEKS ENDED OCTOBER 7, 2023 COMPARED TO FORTY WEEKS ENDED OCTOBER 8, 2022

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022	Dollars	%
Branded retail	$2,538,711	$2,439,739	64.1	65.5	$98,972	4.1
Other	1,423,092	1,283,413	35.9	34.5	139,679	10.9
Total	$3,961,803	$3,723,152	100.0	100.0	$238,651	6.4

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	6.3	18.3	11.3
Volume*	(3.3)	(8.7)	(6.0)
Acquisition	1.1	1.3	1.1
Total percentage change in sales	4.1	10.9	6.4

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

Sales increased year over year due to positive pricing actions implemented in the first quarter of Fiscal 2023 and midway through both the second quarter of Fiscal 2023 and Fiscal 2022, to mitigate cost inflation, combined with the Papa Pita acquisition contribution. These increases were partially offset by volume declines. The price increases implemented in the first quarter of Fiscal 2023 were focused on our store branded and non-retail sales, whereas the price increases implemented in the second quarter of Fiscal 2023 predominately targeted branded retail sales. Volume decreases were most significant for non-retail items and, to a lesser extent, branded retail traditional loaf breads and branded retail cake products. Year over year, the promotional environment remained relatively stable, however, promotional activity was higher in the third quarter of Fiscal 2023 as compared to the same quarter in the prior year.

We anticipate our Fiscal 2023 sales will be higher than Fiscal 2022 sales due to pricing actions taken midway through Fiscal 2022 and during the current year to date period and sales attributed to the Papa Pita acquisition, somewhat offset by softer sales volumes.

Branded Retail Sales

Branded retail sales increased 4.1% year over year due to favorable price/mix resulting from inflation-driven pricing actions in the second quarter of both Fiscal 2022 and Fiscal 2023 and the acquisition contribution, partially offset by volume declines. Branded retail sales in the prior year period benefitted from strong demand at the beginning of the year as a result of increased COVID-19 cases. The largest volume declines occurred in branded traditional loaf breads and branded cake. Declines in branded cake resulted from market share declines and targeted sales rationalization, partially offset by supply chain disruptions and labor shortages in the prior year period. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, benefitted from inflation-driven price increases, partially offset by volume declines due to inflationary pressure on consumer spending with the exception of DKB which had volume gains. Nature's Own Keto bread and Hawaiian loaf bread along with DKB organic snack bars and Organic Everything Bread, all introduced within the last two years, contributed to the branded retail sales increase. As announced in December 2022, we are continuing the nationwide rollout of certain varieties of DKB snack bars.

Other Sales

The significant increase in the Other sales category was due to price increases implemented in the second quarter of Fiscal 2022 and in the first quarter of Fiscal 2023 to mitigate inflationary pressures, and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased year over year, largely from inflation-driven price increases, and comprised a larger portion of our total sales as compared to the prior year period. However, store branded retail sales continue to comprise a smaller portion of our total sales mix as compared to pre-pandemic levels. Non-retail sales increased year over year from positive price/mix, mostly due to inflation-driven pricing actions, and the acquisition contribution, partially offset by volume declines. Foodservice and vending drove most of the volume decrease, primarily due to exiting certain lower margin business and targeted sales rationalization. Supply chain disruptions experienced in both periods negatively impacted sales volumes. These volume declines were partially offset by increased contract manufacturing volume.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 7, 2023 % of sales	October 8, 2022 % of sales	(Decrease) as a % of sales
Ingredients and packaging	32.2	31.6	0.6
Workforce-related costs	13.6	13.7	(0.1)
Other	5.8	6.4	(0.6)
Total	51.6	51.7	(0.1)

Materials, supplies, labor and other production costs as a percent of sales decreased slightly year over year due to inflation-driven pricing actions that mostly offset considerable input cost inflation, increased product returns and lower production volumes. We experienced supply chain disruptions in both periods. In the current year period, ingredient costs continued to be impacted by the highly inflationary environment. Costs for certain ingredients began to moderate in the third quarter of Fiscal 2023 as compared to the prior year third quarter. Additionally, certain products purchased from Papa Pita in the prior year period and up until the acquisition date were reflected as outside purchases of product (sales with no associated ingredient costs) in the Other line item. We anticipate this shift in expense between cost categories will impact comparability for the remainder of Fiscal 2023. Workforce-related costs were slightly lower as a percent of sales due to sales increases outpacing wage inflation. However, lower production volumes and the competitive labor market impacted our operations and we expect this trend to continue. The decrease in the Other line item mostly reflects lower outside purchases of product, partly due to the Papa Pita acquisition.

Prices of ingredient and packaging materials fluctuate due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs continued to experience volatility in the current quarter and are expected to remain volatile for the remainder of Fiscal 2023. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 7, 2023 % of sales	October 8, 2022 % of sales	(Decrease) as a % of sales
Workforce-related costs	10.8	10.8	—
Distributor distribution fees	14.1	14.7	(0.6)
Other	17.3	13.2	4.1
Total	42.2	38.7	3.5

Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. We anticipate this trend to continue as we convert to an employee-based model in California. Workforce-related costs were unchanged as a percent of sales as the increase from the shift from distributor distribution fees was more than offset by lower employee compensation costs and sales increases outpacing wage inflation. The increase in the Other line item mostly reflects the $130.0 million increase in legal settlements and related costs (330 basis point impact), greater marketing investments, and increased amortization of cloud-based applications, net of the $7.9 million decrease in acquisition-related costs and reduced consulting costs. Transportation cost increases were mostly offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of legal settlements and related costs, project-related consulting costs, and acquisition-related costs.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the forty weeks ended October 7, 2023 increased in dollars as compared to the prior year period due to assets being placed in service and the Papa Pita assets acquired, net of assets becoming fully depreciated. We anticipate higher depreciation and amortization expense for the remainder of Fiscal 2023 due to the ERP-related assets being placed in service during the second quarter of Fiscal 2023 and the Papa Pita assets acquired.

Income from Operations

Income from operations decreased year over year as a percent of sales mostly due to the significant increase in selling, distribution, and administrative expenses, substantial input cost inflation, and lower production volumes. These items were partially offset by inflation-driven sales price increases.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period due to higher average amounts outstanding under our borrowing arrangements primarily due to funding the Papa Pita acquisition, and increased interest rates on our variable rate debt.

Income Tax Expense

The effective tax rate for the forty weeks ended October 7, 2023 was 21.0% compared to 23.4% in the prior year period. The decrease in the rate was primarily due to year over year differences in the impact of the net favorable discrete items. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes including the recognition of discrete tax credits and windfall tax benefits on stock-based compensation.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from decreased net income.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the forty weeks ended October 7, 2023, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the conflict in Israel and Gaza, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the workforce available to us, and our ability to implement additional pricing actions to offset inflation.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If we experienced a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2023, we terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million trade receivable repurchase facility. We believe that we have sufficient liquidity on hand to continue business operations during this time of volatility in the global and U.S. economic environments. We had total available liquidity of $561.2 million as of October 7, 2023, consisting of cash on hand and the available balances under the senior unsecured revolving credit facility (the "credit facility") and repurchase facility.

Liquidity Discussion for the Forty Weeks Ended October 7, 2023 and October 8, 2022

Cash and cash equivalents were $14.6 million at October 7, 2023 and $165.1 million at December 31, 2022. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 7, 2023	October 8, 2022	Change
Cash provided by operating activities	$257,318	$291,534	$(34,216)
Cash disbursed for investing activities	(366,535)	(119,256)	(247,279)
Cash disbursed for financing activities	(41,356)	(177,034)	135,678
Effect of exchange rates on cash	—	(8,371)	8,371
Total change in cash	$(150,573)	$(13,127)	$(137,446)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	Change
Depreciation and amortization	$114,693	$109,244	$5,449
Loss on foreign currency exchange rates	—	8,371	(8,371)
Impairment of assets	3,347	3,897	(550)
Loss (gain) reclassified from accumulated other comprehensive income to net income	2,426	(5,625)	8,051
Allowances for accounts receivable	10,071	5,811	4,260
Stock-based compensation	21,382	20,124	1,258
Deferred income taxes	(44,256)	11,519	(55,775)
Other non-cash items	4,151	4,173	(22)
Net non-cash adjustment to net income	$111,814	$157,514	$(45,700)

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.
•
The increase in the allowances for accounts receivable period over period correlates with the increase in accounts receivable from sales increases.
•
For the forty weeks ended October 7, 2023, deferred income tax activity was comprised of changes year over year, including the impact of the capitalization of research and development and certain information technology costs, the vesting of stock equity awards, and accrued legal settlements and related costs. For the forty weeks ended October 8, 2022, deferred income tax activity was composed of changes year over year, including the impact of the vesting of stock equity awards and legal settlement payments.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized loan costs upon the early extinguishment of the securitization facility in the first quarter of Fiscal 2023) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	Change
Changes in accounts receivable	$(17,364)	$(71,882)	$54,518
Changes in inventories	(13,552)	(33,476)	19,924
Changes in hedging activities	(332)	2,654	(2,986)
Changes in other assets and accrued liabilities	107,800	(20,424)	128,224
Changes in accounts payable	(17,788)	78,351	(96,139)
Qualified pension plan contributions	(1,000)	(1,000)	—
Net changes in working capital and pension plan contributions	$57,764	$(45,777)	$103,541

•
Changes in accounts receivable were mainly attributable to significant price increases period over period. Changes in inventories resulted from volatility in input costs. Changes in accounts payable were mainly attributable to higher capital spending in the prior year period largely due to the upgrade of the ERP system and volatility in input costs.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in prepaid assets and income tax receivables in each respective period. Changes in employee compensation, insurance reserves, and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2023 and Fiscal 2022, we paid $32.1 million and $43.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $2.2 million and $1.8 million was paid during the first quarter of Fiscal 2023 and Fiscal 2022, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 7, 2023, the company recorded a legal settlement and related costs of $137.5 million (of which $120.3 million is included in other accrued liabilities, $14.9 million as a contra account to other assets, and $2.3 million was a non-cash impairment charge) and paid a $5.5 million legal settlement that had been accrued for in a prior period. Additionally, the company accrued $7.5 million related to an insurance liability claim in the current year period. During the forty weeks ended October 8, 2022, the company accrued $7.5 million of legal settlements and paid a $2.0 million legal settlement accrued during that period and a $16.5 million settlement that had been accrued for in Fiscal 2021.
•
The company made voluntary defined benefit pension plan contributions of $1.0 million to Plan No. 2 in the third quarter of Fiscal 2023 and Fiscal 2022.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 7, 2023 and October 8, 2022, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	Change
Purchases of property, plant, and equipment	$(97,003)	$(128,372)	$31,369
Principal payments from notes receivable, net of repurchases of independent distribution rights	4,863	14,379	(9,516)
Proceeds from sale of property, plant and equipment	2,278	3,335	(1,057)
Acquisition of business	(274,755)	—	(274,755)
Investment in unconsolidated affiliate	(1,981)	(9,000)	7,019
Other	63	402	(339)
Net cash disbursed for investing activities	$(366,535)	$(119,256)	$(247,279)

•
We currently anticipate capital expenditures of $135.0 million to $145.0 million for Fiscal 2023 (inclusive of expenditures for the ERP upgrade of $25.0 million to $35.0 million). Capital expenditures were higher in the prior year period mostly due to spending for the ERP upgrade.
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

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 7, 2023 and October 8, 2022, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 7, 2023	October 8, 2022	Change
Dividends paid	$(146,726)	$(140,052)	$(6,674)
Payment of financing fees	(533)	(273)	(260)
Stock repurchases	(30,891)	(34,586)	3,695
Change in bank overdrafts	(6,693)	(817)	(5,876)
Net change in debt obligations	145,000	—	145,000
Payments on financing leases	(1,513)	(1,306)	(207)
Net cash disbursed for financing activities	$(41,356)	$(177,034)	$135,678

•
Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 7, 2023 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 18, 2023	September 1, 2023	September 15, 2023	$0.2300	$48,603
May 25, 2023	June 8, 2023	June 22, 2023	$0.2300	$48,741
February 17, 2023	March 3, 2023	March 17, 2023	$0.2200	$46,602

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

•
During the forty weeks ended October 7, 2023, we paid financing fees associated with executing the repurchase facility and for the amendment to the credit facility. In the prior year period, we paid financing costs associated with the Fiscal 2021 amendment of the credit facility.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 7, 2023 and October 8, 2022, we repurchased 1,198,729 and 1,321,117 shares of our common stock for $30.9 million and $34.6 million, respectively, under a share repurchase plan approved by our Board of Directors. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to drawdowns made to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 7, 2023 and December 31, 2022, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 5, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 7, 2023	December 31, 2022	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$494,555	$493,994	Fixed Rate	2031
2026 notes	398,288	397,848	Fixed Rate	2026
Unsecured credit facility	—	—	Variable Rate	2026
Accounts receivable securitization facility	—	—	Variable Rate
Accounts receivable repurchase facility	145,000	—	Variable Rate	2025
Right-of-use lease obligations	271,614	282,862		2036
	1,309,457	1,174,704
Less: Current maturities of long-term debt and right- of-use lease obligations	(49,727)	(45,769)
Long-term debt and right-of-use lease obligations	$1,259,730	$1,128,935

Total stockholders' equity
Total stockholders' equity	$1,374,651	$1,443,290

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

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the conflict in Israel and Gaza on our business. There is no current portion payable over the next year for our debt obligations. Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total facility limit and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the repurchase facility, the securitization facility, and the credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 7, 2023:

	Amount Available		For the Forty Weeks Ended October 7, 2023
	for Withdrawal at		Highest	Lowest
Facility	October 7, 2023		Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility	$55,000		$180,000	$—
Accounts receivable securitization facility	—	*	28,000	—
Unsecured credit facility (1)	491,600		174,000	—
	$546,600
* The securitization facility was terminated on April 14, 2023.

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the forty weeks ended October 7, 2023, the company made $527.1 million in revolving borrowings and $527.1 million in payments on revolving borrowings under the credit facility primarily to fund the Papa Pita acquisition. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The securitization facility, the repurchase facility, and the credit facility are variable rate debt, and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, such as we are currently experiencing, the cost of using these facilities has and will result in increased interest expense.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 7, 2023, the company was in compliance with all restrictive covenants under our debt agreements.

At October 7, 2023, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 7, 2023, 1,198,729 shares, at a cost of $30.9 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 7, 2023, 71.3 million shares, at a cost of $718.4 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 7, 2023, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(0.3) million, based on quoted market prices. Of this amount, approximately $(0.2) million relates to instruments that will be utilized in Fiscal 2023 and $(0.1) million in Fiscal 2024.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 7, 2023, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Except as described above, there were no other changes in internal control over financial reporting that occurred during the fiscal quarter ended October 7, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

During the twelve weeks ended October 7, 2023, 0.2 million shares, at a cost of $4.6 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 7, 2023, 71.3 million shares, at a cost of $718.4 million, have been repurchased. The company currently has 23.2 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended October 7, 2023 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 16, 2023 — August 12, 2023	—	$—	—	23,429
August 13, 2023 — September 9, 2023	—	$—	—	23,429
September 10, 2023 — October 7, 2023	200	$23.23	200	23,229
Total	200	$23.23	200

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended October 7, 2023.

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit
No			Name of Exhibit
3.1		—

Amended and Restated Articles of Incorporation of Flowers Foods, Inc., as amended through May 21, 2020 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated May 28, 2020, File No. 1-16247).

3.2		—

Amended and Restated Bylaws of Flowers Foods, Inc., as amended through August 18, 2023 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated August 21, 2023, File No. 1-16247).

10.1	*	—	Transition and Consulting Agreement, dated August 10, 2023, by and between Flowers Bakeries, LLC and D. Keith Wheeler.
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended October 7, 2023.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 7, 2023 has been formatted in Inline XBRL.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ A. RYALS MCMULLIAN
Name:	A. Ryals McMullian
Title:	Chairman and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Chief Financial Officer and Chief Accounting Officer

Date: November 9, 2023