Form 10-K
period 2023-12-30
FLOWERS FOODS INC
filed 2024-02-21
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 15, 2023, was $4,947,059,441.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2024 was 210,566,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 23, 2024, which is expected to be filed with the Securities and Exchange Commission on or about April 9, 2024, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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
•
any business disruptions due to political instability, pandemics, armed hostilities (including the ongoing conflict between Russia and Ukraine and the conflict in the Middle East), incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination, product recalls or safety concerns related to our products, or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

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

PART I

Item 1. Business

The Company

Flowers Foods, Inc. (which we reference to herein as “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods”), founded in 1919 as a Georgia corporation and headquartered in Thomasville, Georgia, is currently the second-largest producer and marketer of packaged bakery foods in the United States (“U.S.”). Our principal products include breads, buns, rolls, snack items, bagels, English muffins, and tortillas and are sold under a variety of brand names, including Nature’s Own, Dave’s Killer Bread (“DKB”), Wonder, Canyon Bakehouse, Tastykake, and Mrs. Freshley’s. Our brands are among the best known in the baking industry. Many of our brands have a major presence in the product categories in which they compete.

Flowers’ strategic priorities include developing our team, focusing on our brands, prioritizing our margins, and proactively seeking out smart, disciplined acquisitions and are described further in the following section. We believe executing on our strategic priorities will drive future growth and margin expansion and deliver meaningful shareholder value over time.

Current Inflationary Economic Environment and Other Macroeconomic Factors

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the conflict in the Middle East on our business. Our results for Fiscal 2023 continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. However, we experienced significant input cost inflation for commodities and transportation, and, to a lesser extent, for labor in the current and prior year periods. To mitigate the ongoing cost pressures, we implemented price increases during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023.

Additionally, in both the current and prior year, we experienced supply chain disruptions and capacity constraints (largely for gluten-free production) resulting in lower production volumes and sales. These and other supply chain disruptions could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine and the conflict in the Middle East have not impacted us directly, we are closely monitoring the effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover at some of our bakeries in Fiscal 2023 and 2022 hampered production levels. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively affect our ability to operate our production lines efficiently or run at full capacity which could lead to increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover could have a material adverse impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives.

For additional discussion on the impact of macroeconomic factors on our business, refer to Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

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
•
Smart M&A: Disciplined approach to acquisitions in the grain-based foods arena that enhances our branded portfolio and margin profile.

Long-term Goals:

•
Grow sales by 1% to 2% annually (excluding any future acquisitions).
•
Grow EBITDA by 4% to 6% annually (excluding any future acquisitions) (The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.).
•
Grow earnings per share by 7% to 9% annually.

A key to our success in achieving our strategic priorities is our talented and dedicated team. We recognize the importance of investing in our people as further discussed in the “Human Capital Resources” section below, which details how we attract, retain, and develop our team. Additionally, we recognize the importance of realigning people and responsibilities in successfully implementing our long-term strategies. This realignment can take the form of organizational changes or providing crucial tools, including investments in our information systems. Our cross-functional transformation office is responsible for overseeing the implementation of our strategic priorities, including our digital and ERP initiatives, which are discussed in more detail under the “Transformation Strategy Initiatives” section below.

A major focus of our long-term strategy is to evolve our sales portfolio to higher margin, value-added branded retail products that we expect will generate top line growth and improve overall profitability. We expect an optimized portfolio will drive share gains by targeting growth segments with new, innovative products. We have established clear roles for the brands and product lines within our portfolio to enable more targeted decision-making on brand investment. Over the past several years, we have completed sales rationalization initiatives resulting in a more streamlined brand and product assortment, and reduced brand portfolio complexity.

As we implement our targeted sales portfolio strategy, the flexibility of our production and distribution systems allows us to pivot capacity to meet this changing demand. For example, Fiscal 2023, we acquired the Papa Pita Bakery business ("Papa Pita") expanding our production capacity, including for bagels, pitas, and flat breads, the majority of which Papa Pita previously co-manufactured for us, and increasing our direct-store-delivery distribution in the western U.S. In Fiscal 2022, we increased production capacity for our organic products by adding a production line at our Henderson, Nevada bakery to better serve the West Coast market. Additionally, we ceased production at our Phoenix, Arizona bakery, an older, less efficient bakery that produced traditional bread and bun products. We believe our flexible bakery system allows us to quickly shift production to high demand products and adjust distribution where needed. We are continuing to optimize our distribution system by reducing network complexity through depot consolidation and reducing transport miles.

M&A has always been, and we expect will continue to be, an important part of our long-term growth strategy. We employ a disciplined approach to M&A, seeking out candidates primarily in the grain-based foods arena that enhance our branded portfolio, extend our geographic presence, are a strong cultural fit, and add enhanced capabilities to our company. We believe our strong balance sheet and cash flow generation enables us to execute our M&A strategy and, as discussed above, on February 17, 2023, we completed the purchase of Papa Pita, a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads. Founded in 1983, Papa Pita operates one production facility in West Jordan, Utah.

Transformation Strategy Initiatives

In the second half of Fiscal 2020, we launched initiatives to transform our business operations. The primary goals of these initiatives are to: (1) enable a more agile business model, empowering the organization by fundamentally redesigning core business processes; (2) embed digital capabilities and transform the way we engage with our consumers, customers and employees; and (3) modernize and simplify our application and technology infrastructure landscape, inclusive of the upgrade of our ERP system.

In February 2023, we announced a restructuring of plant operation responsibilities from the sales function to the supply chain function to improve operational effectiveness, increase profitable sales, and better meet customer requirements. This restructuring has now transitioned to digitally enabling these key functions, driving accountability, and improving operational performance and sales execution.

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, bakery of the future, digital logistics, and digital sales. In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies. The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas. Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality. Digital logistics includes real-time operational visibility, improving our routing efficiency, and automating the freight bill pay audit process. Finally, digital sales is focused on improving our sales execution through improved visibility to in-store activities, streamlined reporting, focusing in-store priorities, and improved collaboration tools across our sales ecosystem.

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out bakery of the future to 33 bakeries, digital logistics to all bakery locations, and autonomous planning and our digital sales tools across our entire sales organization. Costs related to the digital initiatives are fluid and cannot be currently estimated.

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

We expect the transformation strategy initiatives to require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. Previously, these costs were estimated to be approximately $275 million. The increase in estimated costs resulted from expanding the project scope and anticipation of greater reliance on external resources for bakery deployments due to labor constraints. As of December 30, 2023, we have incurred costs related to the project of approximately $214 million. See Item 1A., Risk Factors, “We may experience difficulties in designing and implementing the upgrade of our ERP system.”

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

Brands & Products

We report our sales as Branded Retail and Other. The Other category includes store branded retail, foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing. In Fiscal 2023, Branded Retail sales represented 64.1% of our total sales.

Our brands are some of the best-known in the U.S. fresh packaged bread industry and many of them hold leading market positions in the categories in which they compete. We believe having a well-diversified portfolio of brands allows us to be more competitive in the marketplace and appeal to a broader range of consumers. Our principal products are breads, buns, rolls, snack items, bagels, English muffins, and tortillas. The table below presents the major brands within our diversified brand portfolio:

Strategic Positioning	Key Brands
Mainstream	Nature's Own, Wonder, Tastykake
Organic	Dave's Killer Bread
Gluten Free	Canyon Bakehouse

Brand Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S. (Source: Circana Total US MultiOutlet+C-Store L52 Weeks Ending 12/31/23) Nature’s Own’s sales, at estimated retail, were $1.5 billion for Fiscal 2023.
•
Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) in the U.S. Fresh Packaged Bread category based on dollars and units. In the U.S. Fresh Packaged Bread category, Nature’s Own Butterbread is the #2 UPC based on units and the #3 UPC based on dollars. (Source: Circana Total US MultiOutlet+C-Store L52 Weeks Ending 12/31/23)
•
DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments. (Loaf, Bagels, Breakfast Bread, and English Muffins). (Source: Circana Total US MultiOutlet+C-Store L52 Weeks Ending 12/31/23) DKB’s sales, at estimated retail, were $1.0 billion for Fiscal 2023.
•
Canyon Bakehouse, acquired at the end of Fiscal 2018, is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+C-Store L52 Weeks Ending 12/31/23) Canyon Bakehouse’s sales, at estimated retail, were $164 million for Fiscal 2023.
•
Wonder, over 100 years old, enjoys 97% brand awareness (Source: Kantar Brand Health Tracking Study - Summer 2023). Wonder’s Classic White loaf is the #2 UPC in the white loaf segment based on dollars and units in the U.S. Wonder’s sales, at estimated retail, were $512 million for Fiscal 2023 (Source: Circana Total US MultiOutlet+C-Store L52 Weeks Ending 12/31/23)

In Fiscal 2023, we introduced Nature's Own Keto bread, Nature's Own Hawaiian and Everything hamburger buns, Tastykake Dipp'n Sticks, and Mrs. Freshley's Donut Sticks, among others. New product introductions in Fiscal 2022 included Nature's Own Hawaiian loaf bread, Nature's Own Perfectly Crafted Sourdough loaf bread, DKB Organic Everything Bread, and Canyon Bakehouse Gluten-Free Brioche and Hawaiian dinner roll varieties, among other new products. Additionally, in Fiscal 2022, we introduced new varieties of DKB Organic Snack Bars, including protein bars, and began the nationwide rollout of three varieties of the DKB Organic Snack Bars in Fiscal 2023. In early Fiscal 2023, we launched DKB Crunchy Snack Bites in test markets. The DKB snack bars and snack bites are part of an initiative to extend our presence beyond the traditional bread category and into the snacking category.

Our brands and products are sold through various channels throughout the U.S. These channels include supermarkets, drugstores, mass merchandisers, discount stores, club stores, convenience stores, thrift outlet stores, and foodservice, among others.

Marketing

We support our key brands with an advertising and marketing effort that targets consumers through electronic and in-store coupons, social media (such as Facebook and X (formerly Twitter)), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus our marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day, and snack cakes for specific seasons. Additionally, we have made and are continuing to make marketing investments to target e-commerce sales as consumers shift to more online shopping alternatives, such as grocery delivery sites, retailer websites and apps, among others.

Customers

Our top 10 customers in Fiscal 2023 accounted for 55.5% of sales. During Fiscal 2023, our largest customer, Walmart/Sam’s Club, represented 22.3% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10% or more of our sales during Fiscal 2023, 2022, and 2021.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 238 such stores and reported sales of $70.3 million during Fiscal 2023 from these outlets.

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

Distribution

We distribute our products through a direct-store-delivery (“DSD”) distribution system and a warehouse delivery system. The DSD distribution system primarily involves aggregating order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. The independent distributors are responsible for ordering products, stocking shelves, maintaining special displays, and developing and maintaining good customer relations to ensure adequate inventory and removing unsold goods. In certain markets, we utilize a sales employee model to facilitate the distribution of product through our DSD distribution system. The warehouse delivery system involves primarily delivering our products to customers’ warehouses.

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

Our DSD distribution system is comprised of three types of territories: (1) independent distributor-owned and operated territories (independent distributors own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets); (2) distribution rights that are classified as available for sale in the Consolidated Balance Sheets; and (3) other company operated territories. The table below presents the approximate number of territories used by the company as of December 30, 2023:

Type of territory	Number of territories
Independent distributor-owned and operated territories	5,105
Territories classified as available for sale	567
Other company operated territories	251
Total territories	5,923

The company expects to repurchase approximately 400 territories in California during Fiscal 2024 and convert them to company operated territories mostly as a result of the settlement of litigation as further discussed in Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K. Once repurchased, the territories will not be resold and will be classified as company operated territories.

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

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs were volatile in both Fiscal 2023 and 2022 but are expected to be more favorable in Fiscal 2024. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $50 billion at retail. The fresh packaged bread category is intensely competitive and has continued to experience industry consolidation and volume decreases in recent years. Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on market share as presented in the following chart (amounts may not compute due to rounding). (Source: Circana Flowers custom database, 52 weeks ending 12/31/23):

Market Share
Flowers Branded
17%
BBU
30%
Pepperidge Farm
6%
Private Label
21%
Others
26%
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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company. The store brand share of retail fresh packaged bread in the U.S. accounts for approximately 21% of the dollar sales and approximately 31% of unit sales. Its dollar share had been steadily declining for a number of years prior to Fiscal 2022, however that trend reversed in Fiscal 2022 and expanded in Fiscal 2023. The recent inflationary environment has pressured more consumers to trade down to store brand bakery products.

Human Capital Resources

As of December 30, 2023, Flowers and its subsidiaries had approximately 9,300 employees located throughout the U.S. and approximately 4,800 long-term leased employees. Approximately 865 employees are covered by collective bargaining agreements and there are no material outstanding labor disputes.

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

Flowers aims to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, apprenticeships, internships, and job fairs. In 2023, we established relationships with historically black colleges and universities (HBCUs) to expand our reach and recruit more diverse talent. Flowers is also a proud second chance employer for individuals impacted by the criminal justice system, furthering the commitment that began when we acquired the DKB brand in Fiscal 2015. At Flowers, we have implemented recruitment initiatives at our bakeries to attract and retain ex-offenders.

In addition, Flowers is a long-time supporter of causes that support U.S. veterans and their families. Since 2018, through our Wonder and Tastykake brands, we have partnered with the USO to help provide a variety of programs that keep service members and their families connected. Through this partnership, we have donated $2.3 million to the USO and some of our marketing campaigns and packaging tie-ins recognize the service and sacrifices of the military. Presently, Flowers employs more than 490 veterans.

Flowers offers team members competitive wages, benefits, and training opportunities, while also promoting a safe and healthy workplace. The company provides its employees with resources to enhance their skills and careers, including:

•
Promoting education and development by investing in our internal Learning Management System and providing a range of formal and informal learning programs designed to help employees continuously develop skills throughout their careers. Programs available at our bakeries include Skillsoft online learning and a Mentor Up Mentoring Program.
•
Offering a variety of programs that contribute to our leadership, training and development goals, including the “Flowers Front-Line Leadership Program,” “Lead Now” for leaders at all levels, and “Leading The Flowers Way” for our high potential leaders.
•
Encouraging employees to discuss their professional development during annual performance reviews with their supervisors.
•
Offering the Continuous Performance Management module which supports ongoing performance conversations between employees and their managers.
•
Offering Career Conversations training for supervisory employees to discuss career pathing and employee development.

In Fiscal 2023, Flowers continued implementing our diversity, equity, and inclusion (DE&I) training and added DE&I to the onboarding process. The company’s board of directors (the “Board” or “Board of Directors”) receives regular updates from management on our inclusion and diversity efforts.

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
•
adoption reimbursement of up to $20,000 per employee, per lifetime;

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
Animal Welfare Commitment
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

A disruption or change in the operation of our DSD distribution system could materially and/or negatively affect our results of operations, financial condition and cash flows.

A material negative change in our relationship with the independent distributor partners could negatively affect our business. Such changes could result from litigation or one or more adverse rulings by courts or regulatory or governmental bodies in any of the jurisdictions in which we operate regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributor partners, or an adverse judgment against the company for actions taken by the independent distributor partners. These changes could also result from regulatory developments based on the manner in which the U.S. Department of Labor applies the Fair Labor Standards Act. In addition, as a result of California distributor-related litigation, we plan to convert our DSD distribution model in California to an employment model in 2024. Any of these developments could materially and/or negatively affect our financial condition, results of operations and cash flows.

We may not be able to attract or retain the highly skilled people we need for our business.

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

We have recently experienced labor shortages at some of our bakeries. A number of factors may adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies and benefits offered, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our bakeries and bread lines or otherwise operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

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

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. In particular, these operating strategies include, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure. Our focus on our long-term goals of being consumer-focused and committed to growing our most profitable brands is dependent on our success in achieving our strategic priorities: (i) develop team; (ii) focus on brands; (iii) prioritize margins; and (iv) smart M&A. These and related demands on our resources may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any delay in, or failure to implement, our strategic initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

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

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as COVID-19 and any variants), inferior product or ingredient supply, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model, could impair our ability to make, move or sell our products. Moreover, terrorist activity, armed conflict or political instability, including any escalation of hostility arising out of the conflict between Russia and the Ukraine and the conflict in the Middle East, or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events and disruption to our manufacturing or distribution capabilities, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

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

In addition, our IT systems (including those provided to us by third parties) may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. Cyber-attacks and other cyber incidents are occurring more frequently in the United States and are becoming more sophisticated with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including extortion, denial of service, or social engineering through phishing or malware emails. In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine, the conflict in the Middle East, and the resulting geopolitical conflicts. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. These circumstances increase the likelihood of cyber-attacks and/or security breaches. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks.

There can be no assurance that the policies, protocols, and practices that we follow to address cybersecurity, including our controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We may incur significant costs in protecting or remediating cyber-attacks or other cyber incidents. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

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

Raw materials, such as flour, sweeteners, shortening, yeast, and water, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, inflation, weather conditions, domestic and international demand, availability due to supply chain conditions, or other unforeseen circumstances. The global economy has been negatively impacted by the military conflict between Russia and Ukraine and the conflict in the Middle East. Both conflicts are fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union, and others in response to Russia’s invasion of Ukraine. Furthermore, the conflict in the Middle East may impact oil production capacity, oil prices, and cause disruptions in global supply chains and shipping routes. While we do not expect our operations to be directly impacted by these conflicts at this time, changes in global grain and commodity flows and increased supply chain costs could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

In addition, we are dependent upon natural gas or propane for firing ovens. The independent distributors and third-party transportation companies are dependent upon gasoline and diesel for their vehicles. The cost of these fuels may fluctuate widely due to economic and political conditions, government policy and regulation, war or other conflicts (including the current situation in Ukraine and the Middle East), or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing higher-margin products to lower-margin products.

Inflation may adversely affect us by increasing our costs of production, materials, and labor. In an inflationary environment, such as the current economic environment, depending on the market conditions of the baking industry and the raising of interest rates by the United States Federal Reserve (and the duration of the currently elevated interest rates), we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations.

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

During fiscal years 2018 through 2023, we have been required, and may be required in future periods, to remove certain of our products from the market should they be mislabeled, contaminated, spoiled, tampered with or damaged, including as a result of inferior ingredients provided by any of our suppliers.

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

The fresh packaged bread category has experienced volume declines in recent years reflecting, among other factors, shifts in consumer behavior and preferences. Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers, including concerns of consumers regarding health and wellness, obesity, product attributes, ingredients, and packaging. Similarly, demand for our products could be negatively affected by consumer concerns or perceptions regarding the health effects of specific ingredients such as, but not limited to, sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes. Also, certain weight loss drugs and glucagon-like peptide 1 (GLP-1) agonists, which may suppress a person's appetite, may impact demand for our products. The introduction of new products and product extensions requires significant development and marketing investment. If we fail to anticipate, identify, or react to changes in consumer preferences, or if we fail to introduce new and improved products on a timely basis, we could experience reduced demand for our products, which could cause our sales, profitability, financial condition, and operating results to suffer.

We rely on several large customers for a significant portion of sales and the loss of one of our large customers or their decision to give higher priority to other brands could adversely affect our business, financial condition or results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 55.5% of sales during Fiscal 2023. Our largest customer, Walmart/Sam’s Club, accounted for 22.3% during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

As a producer and marketer of food items, our production processes, product quality, packaging, labeling, storage, and distribution, and the safety of food products and the health and safety of our employees, are subject to regulation by various federal, state and local government entities and agencies. In addition, the marketing and labeling of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing and labeling under federal, state or local laws or regulations. Uncertainty regarding labeling standards has led to customer confusion and legal challenges. The imposition or proposed imposition of additional product labeling or warning requirements could reduce overall consumption of our products, lead to negative publicity (whether based in scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our sales and results of operations.

In addition, our operations are subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency related to the discharge of materials into the environment and the handling and disposition of waste. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, and affect our sales.

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

Additionally, as concerns about climate change and other environmental issues continue to increase, we may be required to comply with new laws and regulations which may result in increased/not yet identified compliance costs, the scale of which is to be evaluated. We continue to evaluate the possible impact of such new laws and regulations, including those mentioned in the following sentence. In October 2023, California passed new laws that mandate the disclosure of GHG emissions, including Scope 3 emissions, and climate-related financial risks and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026.

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

A. Ryals McMullian Age 54 Chairman and Chief Executive Officer

Mr. McMullian serves as chairman and chief executive officer of Flowers. He was elected as chairman of the board of directors effective May 25, 2023 and has served as chief executive officer since May 2019. Previously, Mr. McMullian served as president and chief executive officer from May 2019 to August 2023. He served as chief operating officer from July 2018 until May 2019 and as chief strategy officer from May 2017 to July 2018. Prior to those appointments, Mr. McMullian served as vice president of mergers and acquisitions and deputy general counsel from 2015 until 2017, vice president and associate general counsel from 2011 until 2015, and as associate general counsel from 2003, when he joined the company, until 2011.

R. Steve Kinsey Age 63 Chief Financial Officer and Chief Accounting Officer

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

Heeth Varnedoe IV Age 57 President and Chief Operating Officer

Mr. Varnedoe was named president and chief operating officer effective September 2023. Previously, he served as chief operating officer from January 2023 to August 2023. He served as chief transformation officer from December 2020 until January 2023, senior vice president of DSD Regions/Sales from August 2017 until December 2020, and president of Flowers’ Phoenix, Arizona bakery from January 2016 to August 2017. Mr. Varnedoe joined Flowers in 1990 and held a number of positions before leaving the company in 2000 to pursue other business interests. He rejoined Flowers in 2012.

Terry S. Thomas Age 54 Chief Growth Officer

Mr. Thomas joined Flowers as chief growth officer in September 2023. Prior to joining the company, Mr. Thomas served as global chief customer officer of Unilever, a global food, personal care, and household products company, from January 2022 to July 2023, and executive vice president, chief customer officer of Unilever from July 2019 to July 2023. During his career with Unilever, he was named senior vice president of customer development in 2013 and senior vice president of customer development, U.S. grocery channel, DSD & natural channel in 2018. Prior to joining Unilever, Mr. Thomas worked for PepsiCo, Inc. for 13 years, serving as vice president and general manager of various business channels, including small format, global convenience, gas, drug, dollar, and super regional grocery. Mr. Thomas also held management positions at the Coca-Cola Company, Clorox Company, and The Procter & Gamble Company. From August 2020 to August 2023, Mr. Thomas served on Flowers’ board of directors as an independent director.

Stephanie B. Tillman Age 53 Chief Legal Counsel

Ms. Tillman was named chief legal counsel and corporate secretary effective January 2020. Previously, she served as vice president, chief compliance officer, and deputy general counsel from April 2011 to January 2020. Prior to that, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

Cindy L. Cox Age 57 Chief Human Resources Officer

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

H. Mark Courtney Age 63 Chief Brand Officer

Mr. Courtney was named chief brand officer in July 2020. He previously served as president of the Fresh Packaged Bread Business Unit from May 2019 to July 2020, senior vice president of retail accounts from May 2017 to May 2019, and senior vice president of sales from June 2008 to May 2017. Prior to that, Mr. Courtney served in various sales positions since joining the company in 1983.

Name, Age and Office	Business Experience

Tom Winters Age 60 Chief Supply Chain Officer

 Mr. Winters joined Flowers as chief supply chain officer in April 2022. Before joining Flowers, he served as senior vice president of supply chain at PepsiCo, Inc., overseeing supply chain functions for two of the company's North American divisions. During his 19-year tenure at PepsiCo, he also held a number of operations and production roles with responsibility for the management of internal plants, warehouses, and contract manufacturers. He began his career with The Proctor & Gamble Company in 1988, serving in a number of operational leadership roles at production facilities in the U.S. and Puerto Rico until joining PepsiCo in 2003.

David M. Roach Age 54 Chief Strategic Projects Officer

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

Mark Chaffin Age 53 Chief Information Officer

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Protecting the security of our information systems is of significant importance to Flowers. We follow certain policies, protocols, and practices that address cybersecurity.

Risk Management and Strategy. We have processes in place for assessing, identifying and managing material risks from cybersecurity threats. These processes have been integrated into our enterprise risk management system. These processes also cover third-party service provider incidents that may impact the company.

Our cybersecurity program includes employee training and a computer security incident response plan (the “CSIRP”) that provides controls and procedures designed to timely and accurately report material cybersecurity incidents. Employees receive regular security training, and we conduct periodic phishing testing to assess whether our employees require additional training. Additionally, we provide our employees with easy-to-use tools to report potential phishing emails. The CSIRP establishes an organizational framework and guidelines to assist the Company in identifying, responding to, and recovering from computer security incidents both at the company and its third-party service providers in connection with incidents that may impact the company, including the security incident management team (the “SIM Team”), a legal team (the “Legal Team”) and the computer security incident response team (the “CSIRT”). Each of the SIM Team, the Legal Team, and the CSIRT, often in consultation with the VP of Information Security, has a discrete set of responsibilities and obligations under the CSIRP. The CSIRT is a broad, cross-functional team of management stakeholders assigned with coordinating, developing, and managing the Company’s response to computer security incidents when activated.

Once the CSIRT has been activated, incidents are reported to a subcommittee of the Company’s disclosure committee, which consists of certain senior executives and leaders throughout the company and is charged with making disclosure determinations.

The CSIRP provides that, when activated, the CSIRT will lead all aspects of incident response, including the engagement of outside counsel and other third-party resources, such as an external incident response team, forensic resources, a crisis management or public relations firm, or notification service providers. For incidents where the CSIRP is not activated, either the SIM Team or the Legal Team, depending on the circumstances, is expected to lead and manage the incident response.

We maintain insurance covering certain costs that may be incurred in connection with cybersecurity incidents, should they occur. The company engages consultants, auditors, and other third parties to identify and manage risk from third parties.

No risks from previous cybersecurity threats have materially affected or are reasonably likely to materially affect Flowers’ business strategy, results of operations, or financial condition. However, we may incur significant costs in protecting or remediating cyber-attacks or other cyber incidents. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

Governance. The company’s board of directors oversees the company’s Information Security program, which is approved annually. The audit committee is tasked with oversight of certain risk issues, including cybersecurity. As described in its charter, the audit committee of the Board of Directors oversees risks related to information technology security and regularly reviews and discusses with management the company’s information technology security risk exposures, including (a) the potential impact of those exposures on the company’s business, financial results, operations and reputation, (b) the steps that management has taken to monitor and mitigate such exposures, (c) the company’s information governance policies and programs, and (d) legislative and regulatory developments that could materially impact the company’s privacy and data risk exposure.

At the management-level, the company’s IT systems are overseen by our chief information officer, who has responsibility for information technology strategy and operations. The company's Information Security program is led by the company’s VP of Information Security, who has responsibility for information security strategy and operation. This individual has a variety of IT security skills, experiences and professional expertise, obtained through work experience and information security certifications and education.

Management tracks cybersecurity incidents through the process described above. Management regularly reports to the audit committee regarding policies and processes for assessing and managing risk associated with information technology and cybersecurity, as well as material cybersecurity incidents.

Item 2. Properties

Our principal executive offices are company owned and located in Thomasville, Georgia. The company also leases properties that are used for shared services functions and our IT group and owns several properties for our corporate offices. The company also has an additional shared services center in Phoenix, Arizona.

We operate 46 bakeries across the continental U.S. Each of the listed bakeries is company owned except for Modesto, California and Philadelphia, Pennsylvania. We believe that our bakeries have adequate production utilization and can meet the current operational requirements for the operation of the business. As discussed in Item 1., Business, of this Form 10-K, the company is restructuring its plant operation responsibilities from the sales function to the supply chain function. This transition began in Fiscal 2023 and is anticipated to be completed for the remaining bakeries in Fiscal 2024. Additionally, across the continental U.S. in the markets we serve, we own approximately 140 warehouse/distribution centers and lease approximately 509 warehouse/distribution centers.

The table below sets forth the production and sales operations in our bakeries:

Alabama	Kansas	Tennessee
Birmingham (P)	Lenexa (PS)	Cleveland (P)
Montgomery (P)	Kentucky	Crossville (PS)*
Tuscaloosa (P)	Bardstown (PS)	Knoxville (PS)
Arizona	London (PS)*	Texas
Mesa (PS)*	Louisiana	Denton (PS)
Tolleson (P)	Baton Rouge (PS)	El Paso (PS)
Arkansas	Lafayette (P)	Houston (P)
Batesville (PS)	New Orleans (PS)	Houston (PS)
Texarkana (P)	Maine	San Antonio (PS)
California	Lewiston (P)	Tyler (PS)
Modesto (Leased) (P)	Lewiston (PS)	Utah
Colorado	Nevada	West Jordan (PS)
Johnstown (P)	Henderson (PS)	Virginia
Florida	North Carolina	Lynchburg (P)
Bradenton (PS)	Goldsboro (PS)	Norfolk (PS)
Jacksonville (PS)	Jamestown (PS)
Lakeland (P)	Newton (PS)
Miami (PS)	Oregon
Georgia	Milwaukie (PS)
Atlanta (P)	Pennsylvania
Savannah (P)	Oxford (PS)
Suwanee (P)	Philadelphia (Leased) (PS)
Thomasville (PS)
Tucker (P)
Villa Rica (P)
P - Production Only
PS - Production and Sales
*Only thrift store sales

We believe our facilities are well-maintained and adequate, that they are being appropriately utilized and that they have sufficient production utilization for their present intended purposes. Utilization is actual labor time as a percent of available hours of production in a week (based on 120 hours/week for three shifts). On a consolidated basis during Fiscal 2023, our average quarterly production utilization ranged from 89% to 98% across all bakeries. During heightened periods of demand, the company can improve utilization by streamlining production with longer production runs and fewer differentiated products produced. Production utilization is not materially different when a sales facility is also located at the bakery.

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

Holders

As of February 15, 2024, there were approximately 3,225 holders of record of the company’s common stock.

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

During the twelve weeks ended December 30, 2023, 0.7 million shares, at a cost of $14.9 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through December 30, 2023, 72.0 million shares, at a cost of $733.3 million, have been repurchased. The company currently has 22.5 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended December 30, 2023 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 8, 2023 — November 4, 2023	—	$—	—	23,229
November 5, 2023 — December 2, 2023	700	$21.30	700	22,529
December 3, 2023 — December 30, 2023	—	$—	—	22,529
Total	700	$21.30	700

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 29, 2018 through December 30, 2023 the last day of our 2023 fiscal year.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
Flowers Foods, Inc.
S&P 500 Index
S&P 500 Packaged Foods & Meats Index
S&P MidCap 400 Index

	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023
FLOWERS FOODS INC	100.00	123.00	132.50	166.47	179.74	146.26
S&P 500 INDEX	100.00	132.97	157.02	202.09	165.49	209.00
S&P 500 PACKAGED FOODS & MEATS INDEX	100.00	130.90	137.01	154.93	169.46	156.66
S&P MIDCAP 400 INDEX	100.00	127.42	144.91	180.79	157.18	183.01

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 29, 2018. Flowers Foods’ share price is also indexed to $100 at December 29, 2018.

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
•
Results of operations — an analysis of the company’s consolidated results of operations for Fiscal 2023 compared to Fiscal 2022 as presented in the Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of the results of operations for Fiscal 2022 compared to Fiscal 2021.
•
Liquidity, capital resources and financial position — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2023 and Fiscal 2022 each consisted of 52 weeks and Fiscal 2024 will also consist of 52 weeks. Furthermore, comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years in the fourth quarter). Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense (recovery) items affecting comparability that will provide additional context while reading this discussion:

	Fiscal 2023	Fiscal 2022	Footnote
	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Business process improvement costs	$21,521	$33,169	Note 2
Restructuring charges	7,099	—	Note 5
Plant closure costs and impairment of assets	7,298	7,825	Note 2
Gain on sale, severance costs, and lease termination (gain) loss	—	(4,390)	Note 2
FASTER Act, net of recovery on inferior ingredients	—	236	Note 4
Acquisition-related costs	3,712	12,518	Note 2, 6
Legal settlements and related costs	137,529	7,500	Note 23
	$177,159	$56,858

Business process improvement costs related to the transformation strategy initiatives. In the second half of Fiscal 2020, we launched initiatives to transform our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. These initiatives are further discussed in Item 1., Business, of this Form 10-K. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $21.5 million in Fiscal 2023 and $33.2 million in Fiscal 2022, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Restructuring charges. In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP") and employee relocation costs. During Fiscal 2023, we recorded VSIP-related charges of $5.2 million and made VSIP-related payments of $3.8 million. Additionally, we recorded and paid reduction-in-force ("RIF") charges of $0.9 million and relocation costs of $1.0 million in Fiscal 2023. All of these costs are recorded in the restructuring charges line item of the Consolidated Statements of Income.

Plant closure costs and impairment of assets. During the third and fourth quarters of Fiscal 2023, the company entered into agreements to sell a warehouse and a closed bakery, respectively, both of which were classified as held for sale, and recorded as impairment charges totaling $1.8 million. The company completed the sale of the impaired warehouse at the end of the third quarter of Fiscal 2023 and anticipates completing the sale of the closed bakery in the first quarter of Fiscal 2024. Additionally, in the fourth quarter of Fiscal 2023, the company recognized an impairment of $5.5 million for its investment in Base Culture, an unconsolidated affiliate accounted for as a cost method investment. Base Culture is discussed in more detail below.

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

During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022. The plant closure costs and impairment of assets are reflected in the Consolidated Statements of Income.

Gain on sale, severance costs, and lease termination (gain) loss. In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million. In the fourth quarter of Fiscal 2022, the company completed the lease buyouts and subsequent sale of two aircraft and recorded gains on these sales totaling $6.1 million. These amounts are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. Lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments were completed in January 2023.

Food allergen compliance costs, net of recovery on inferior ingredients. In the fourth quarter of Fiscal 2022, the company recognized $2.0 million of compliance costs associated with the Food, Allergy Safety, Treatment, Education, and Research Act (the FASTER Act) signed into law on April 23, 2021 and effective on January 1, 2023. The FASTER Act declared sesame as the ninth major food allergen recognized by the U.S. and requires, among other things, all food products containing sesame (or products produced on the same equipment as products containing sesame) to list it in the ingredients statement or in a separate allergen statement on the packaging. The costs were mostly attributable to write-offs of obsolete packaging and are recorded in our Consolidated Statements of Income.

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

Acquisition-related costs. On December 13, 2022, the company announced it had entered into a definitive agreement to acquire the Papa Pita bakery business ("Papa Pita") and, on February 17, 2023, completed the acquisition for total consideration of approximately $274.8 million, inclusive of a net working capital purchase price adjustment. The property and equipment, certain financial assets and taxes are still under review. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred acquisition-related costs of $3.7 million and $0.9 million in Fiscal 2023 and 2022, respectively.

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

Legal settlements and related costs. In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million. The settlement also requires a phased repurchase of approximately 350 distribution territories in California and the company estimates this cost, along with the cost to repurchase approximately 50 other California distribution territories that are not part of the settlement, to be approximately $80.2 million. Additional costs of $2.3 million were recognized to fully impair held and used distribution rights classified as intangible assets. The terms of the settlement require court approval and preliminary approval was obtained in the fourth quarter of Fiscal 2023. The legal settlement and related costs are higher than originally estimated in the Form 8-K filed by the company on September 1, 2023 primarily due to the planned repurchase of the additional distribution territories that were not part of the settlement.

During the second and third quarters of Fiscal 2022, we reached agreements to settle certain distributor-related litigation in the aggregate amount of $7.5 million, inclusive of attorney fees. The settlement accrued for in the second quarter of Fiscal 2022 was paid in the third quarter of Fiscal 2022 and the settlement accrued for in the third quarter of Fiscal 2022 was paid in Fiscal 2023.

All amounts related to legal settlements and related costs are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. As of December 30, 2023, $119.6 million of settlements were accrued (inclusive of obligations for the repurchase of distribution territories) and the remaining reserve for the related distributor notes receivable was $14.8 million.

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with Fiscal 2023 sales of $5.1 billion. We operate in the highly competitive fresh bakery market. Our product offerings include a wide range of fresh breads, buns, rolls, snack items, bagels, English muffins, and tortillas, as well as frozen breads and rolls, which we produce at 46 plants in 19 states. Our products are sold under leading brands such as Nature’s Own, Dave’s Killer Bread ("DKB"), Canyon Bakehouse, Tastykake, Mrs. Freshley’s, and Wonder. See Item 1., Business, of this Form 10-K for additional information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the conflict in the Middle East on our business as further discussed in Item 1., Business, of this Form 10-K.

Summary of Operating Results, Cash Flows and Financial Condition:

Our results in Fiscal 2023 continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. However, we experienced significant input cost inflation for commodities and, to a lesser extent, for transportation and labor, in Fiscal 2023 and Fiscal 2022. To mitigate these cost pressures, we implemented price increases in the first and second quarters of Fiscal 2023. Additionally, we incurred significant costs associated with a legal settlement in Fiscal 2023.

Sales increased 5.9% in Fiscal 2023 compared to Fiscal 2022. Price/mix contributed 10.1% to the sales growth and the Papa Pita acquisition contributed 1.1%, partially offset by volume declines of 5.3%. The benefits of inflation-driven pricing actions were partially offset by volume softness and consumer trade down to store branded products. Our volumes were impacted by targeted sales rationalization, exiting certain lower margin business, and overall softness in the fresh packaged bread category resulting from inflationary pressure on consumer spending and shifts in consumer behavior and preferences. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to increase from positive price/mix but volumes were lower except for DKB.

Income from operations for Fiscal 2023 was $172.9 million compared to $303.2 million in Fiscal 2022. The decrease resulted primarily from an increase in legal settlements and related costs of $130.0 million, input cost inflation, decreases in production volumes, increased marketing investments, and higher maintenance costs in the current year. Those factors were partially offset by price increases, reduced outside purchases of product, and lower acquisition-related and consulting costs year over year.

Net income was $123.4 million for Fiscal 2023 compared to $228.4 million in the prior year. The decrease year over year resulted primarily from lower income from operations, as described above, and higher net interest expense, partially offset by a lower effective tax rate.

In Fiscal 2023, we generated net cash flows from operations of $349.4 million, paid $274.8 million for the Papa Pita acquisition, inclusive of the net working capital purchase price adjustment, and invested $129.1 million in capital expenditures (inclusive of $27.8 million for the ongoing ERP upgrade). Additionally, we made stock repurchases of $45.8 million and paid $195.2 million in dividends to our shareholders. Our cash and cash equivalents balance as of December 30, 2023 was $22.5 million. In Fiscal 2023, we terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million trade receivable repurchase facility (the "repurchase facility").

In Fiscal 2022, we generated net cash flows from operations of $360.9 million and invested $169.1 million in capital expenditures (inclusive of $61.3 million for the ongoing ERP upgrade) and $9.0 million in a cost-method investment as further discussed below. Additionally, we made $34.6 million in stock repurchases and paid $186.5 million in dividends to our shareholders in Fiscal 2022.

During the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in Base Culture in the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. As discussed above, in the fourth quarter of Fiscal 2023, the company recognized a $5.5 million impairment related to this investment.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	11
Long-lived assets	—
Goodwill and other intangible assets	10
Leases	14
Self-insurance reserves	23
Income tax expense and accruals	22
Postretirement plans	21
Stock-based compensation	19
Commitments and contingencies	23

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

Derivative Financial Instruments. The company’s cost of certain raw materials is highly correlated to underlying commodities markets. Raw materials, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves. Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for additional information about our derivative financial instruments, including a sensitivity analysis of the company’s potential exposure to commodity price risk.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets. The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in Fiscal 2023 and Fiscal 2022 are discussed above in the “Matters Affecting Comparability” section.

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

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting unit. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair value of our reporting unit exceeded its carrying value in excess of $3.4 billion in Fiscal 2023. A 1% decrease in the discount rate would increase the fair value of the reporting unit by $0.9 billion and a 1% increase in the discount rate would decrease the fair value by $0.7 billion. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for Fiscal 2023 or Fiscal 2022.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. In Fiscal 2023, we recorded a $2.3 million charge to fully impair held and used distribution rights classified as intangibles assets. This was in conjunction with costs related to a California legal settlement. No impairment charges related to amortizing intangible assets were recorded in Fiscal 2022.

As of December 30, 2023, the company also owns trademarks acquired through acquisitions with a total carrying value of $127.1 million that are indefinite-lived intangible assets not subject to amortization. The company evaluates the recoverability of intangible assets not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.

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

A sensitivity analysis has been prepared to quantify the impact of changes in claim severity and frequency on the estimated unpaid losses on the company’s workers’ compensation liabilities. We estimate a 1% change in the claim severity and frequency would result in an approximately $0.6 million change in the workers’ compensation liability.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to Fiscal 2020, and with limited exceptions, for years prior to 2019 in state jurisdictions.

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

The company sponsors a defined benefit pension plan for union employees, the Flowers Foods, Inc. Retirement Plan No. 2 ("Plan No. 2"), and a frozen nonqualified plan covering former Tasty executives.

We use a spot rate approach (“granular method”) to estimate the service cost and interest cost components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides the best estimate of service and interest costs.

The pension plan’s investment committee, which consists of certain members of management, establishes investment guidelines and regularly monitors the performance of the plan’s assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plan is to preserve the plan’s capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plan’s assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plan’s assets to the targeted allocation when considered appropriate. The asset allocation for Plan No. 2 as of December 31, 2023 is equal to 23% equity securities, 75% fixed-income securities, and 2% short-term investments and cash. For the details of our pension plan assets, see Note 21, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses. Based on these factors, the long-term rate of return assumption for Plan No. 2 is set at 5.9% (net of investment and administrative fees, assumed to be 0.4% per annum) for Fiscal 2024.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2019, the SOA published its final report on their “standard” mortality table (“Pri-2012”). For purposes of measuring pension benefit obligations of Plan No. 2, the company used the Pri-2012 base table with blue collar adjustment, and 117.1% multiplier, and a projection scale of MP-2021. No other collar adjustments are applied for any other plans. In addition, contingent annuitant mortality rates are applied for surviving spouses after the death of the original retiree.

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

In Fiscal 2024, the company does not expect to make any cash contributions to Plan No. 2 and expects to pay $0.3 million in nonqualified pension benefits from corporate assets.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the expected attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are time-based stock awards that vest over a period of three years. See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information. In early Fiscal 2024, the company granted stock awards to certain employees. The company expects stock-based compensation expense for Fiscal 2024 to be relatively consistent with Fiscal 2023. This estimate is inclusive of an additional $2.0 million of expense anticipated to be recognized in the first quarter of Fiscal 2024 due to the payout for the Fiscal 2022 grant currently trending since the grant date at 125% of target.

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

Results of Operations

Consolidated Results - Fiscal 2023 compared to Fiscal 2022

The company’s results of operations, expressed as a percentage of sales, are set forth below for Fiscal 2023 and Fiscal 2022:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales	$5,090,830	$4,805,822	100.0	100.0	$285,008	5.9
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,632,136	2,501,995	51.7	52.1	130,141	5.2
Selling, distribution, and administrative expenses	2,119,718	1,850,594	41.6	38.5	269,124	14.5
Restructuring charges	7,099	—	0.1	—	7,099	NM
FASTER Act, net of recovery on inferior ingredients	—	236	—	0.0	(236)	NM
Plant closure costs and impairment of assets	7,298	7,825	0.1	0.2	(527)	NM
Depreciation and amortization	151,709	141,957	3.0	3.0	9,752	6.9
Income from operations	172,870	303,215	3.4	6.3	(130,345)	(43.0)
Other components of net periodic pension and postretirement benefits credit	(269)	(773)	(0.0)	(0.0)	504	NM
Interest expense, net	16,032	5,277	0.3	0.1	10,755	203.8
Income before income taxes	157,107	298,711	3.1	6.2	(141,604)	(47.4)
Income tax expense	33,691	70,317	0.7	1.5	(36,626)	(52.1)
Net income	$123,416	$228,394	2.4	4.8	$(104,978)	(46.0)
Comprehensive income	$122,563	$227,281	2.4	4.7	$(104,718)	(46.1)

NM – the computation is not meaningful.

Percentages may not add due to rounding.

Sales

	Fiscal 2023		Fiscal 2022
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$3,263,277	64.1	$3,139,306	65.3	3.9
Other	1,827,553	35.9	1,666,516	34.7	9.7
Total	$5,090,830	100.0	$4,805,822	100.0	5.9

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	5.5	16.3	10.1
Volume*	(2.6)	(7.8)	(5.3)
Acquisition	1.0	1.2	1.1
Total percentage point change in sales	3.9	9.7	5.9

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

Sales increased year over year due to positive pricing actions implemented in the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023 and Fiscal 2022, to mitigate cost inflation, and the Papa Pita acquisition contribution. These increases were partially offset by volume declines. The price increases implemented in the first quarter of Fiscal 2023 were focused on our store branded and non-retail sales, whereas the price increases implemented in the second quarter of Fiscal 2023 predominately targeted branded retail sales. Volume decreases were most significant for non-retail items and, to a lesser extent, branded retail traditional loaf breads and branded retail cake products. Our mix of Branded Retail sales to total sales of 64.1% decreased as compared to 65.3% for Fiscal 2022, but continued to exceed pre-pandemic levels (60.1% for Fiscal 2019). Year over year, the promotional environment remained relatively stable, however, promotional activity was higher in the second half of Fiscal 2023 as compared to the same period in the prior year.

We anticipate our Fiscal 2024 sales will be positively impacted by the benefit of price increases implemented during Fiscal 2023 however, this benefit could be offset by changes in consumer buying patterns, changes in promotional activity, and from cycling certain exits of lower margin business that occurred in Fiscal 2023.

Branded Retail Sales

Branded retail sales increased 3.9% year over year due to favorable price/mix resulting from inflation-driven pricing actions in the second quarters of both Fiscal 2022 and Fiscal 2023 and the acquisition contribution, partially offset by volume declines. Branded retail sales in the prior year period benefitted from strong demand at the beginning of the year as a result of increased COVID-19 cases. The largest volume declines occurred in branded traditional loaf breads and branded cake. Inflationary pressure on consumer spending contributed to lower volumes. Additionally, declines in branded cake resulted from market share declines and targeted sales rationalization, partially offset by supply chain disruptions and labor shortages in the prior year.

Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, increased year over year from inflation-driven price increases, partially offset by volume declines with the exception of DKB which experienced volume growth. We experienced capacity constraints for production of our Canyon Bakehouse products during Fiscal 2023 which contributed to the lower sales volumes. New product introductions, such as Nature's Own Keto bread and Hawaiian loaf bread along with DKB organic snack bars and Organic Everything Bread, all introduced within the last two years, contributed to the branded retail sales increase. The DKB snack bars, which rolled out nationally in Fiscal 2023, and snack bites, which were sold in test markets in Fiscal 2023, are part of an initiative to extend our presence beyond the traditional bread category and into the snacking category.

Other Sales

Sales in the Other category increased 9.7% due to significant price increases implemented in the second quarter of Fiscal 2022 and in the first quarter of Fiscal 2023 to mitigate inflationary pressures, and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased year over year from inflation-driven price increases, and, to a lesser extent, the acquisition contribution, partially offset by volume declines, with the largest decline in cake items. Store branded retail sales comprised a larger portion of our total sales as compared to the prior year, but remained a smaller portion of our total sales mix relative to pre-pandemic levels. Non-retail sales increased year over year from positive price/mix, mostly due to inflation-driven pricing actions, and the acquisition contribution, partially offset by volume declines. Foodservice and vending drove most of the volume decrease, primarily due to exiting certain lower margin business and targeted sales rationalization. Supply chain disruptions experienced in both years negatively impacted sales volumes. These volume declines were partially offset by increased contract manufacturing volume.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2023 % of sales	Fiscal 2022 % of sales	Change as a % of sales
Ingredients and packaging	32.0	31.8	0.2
Workforce-related costs	13.8	13.8	—
Other	5.9	6.5	(0.6)
Total	51.7	52.1	(0.4)

Materials, supplies, labor and other production costs as a percent of sales decreased year over year due to implementing inflation-driven pricing actions to combat considerable input cost inflation experienced over the past two years. Increased product returns, lower production volumes, and increased bakery maintenance costs partially offset the overall improvement. We experienced supply chain disruptions in both periods. Costs for certain ingredients moderated in Fiscal 2023 relative to the prior year but overall were still higher than the prior year as a percent of sales. Additionally, certain products purchased from Papa Pita in the prior year period and up until the acquisition date were reflected as outside purchases of product (sales with no associated ingredient costs) in the Other line item. This shift in expense between cost categories impacted comparability year over year. Workforce-related costs were unchanged as a percent of sales. Sales increases outpaced wage inflation however, lower production volumes and the competitive labor market impacted our operations and we expect this trend to continue. The decrease in the Other line item mostly reflects lower outside purchases of product, mostly due to the Papa Pita acquisition, net of higher bakery maintenance costs.

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs were volatile in both Fiscal 2023 and 2022 but are expected to be more favorable in Fiscal 2024. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Selling, Distribution, and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2023 % of sales	Fiscal 2022 % of sales	Change as a % of sales
Workforce-related costs	11.1	10.8	0.3
Distributor distribution fees	14.1	14.6	(0.5)
Other	16.4	13.1	3.3
Total	41.6	38.5	3.1

Workforce-related costs were higher as a percent of sales largely due to a shift from distributor distribution fees as a result of a smaller portion of our sales being made through IDPs. The workforce-related costs increase was partially offset by sales increases outpacing wage inflation. We anticipate this shift between these and other cost categories, such as transportation, to continue as we convert to an employment model in California. The increase in the Other line item mostly reflects the $130.0 million increase in legal settlements and related costs (260 basis point impact), greater marketing investments, and increased amortization of cloud-based applications, net of the $8.8 million decrease in acquisition-related costs and reduced consulting costs. Transportation cost increases were mostly offset by sales price increases. See the “Matters Affecting Comparability” section above for a discussion of legal settlements and related costs, project-related consulting costs, and acquisition-related costs. Additionally, See Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal settlements.

Restructuring Charges; FASTER Act, net of Recovery on Inferior Ingredients; and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in dollars as compared to the prior year period due to assets being placed in service, including assets associated with the ERP upgrade, and the Papa Pita assets acquired, net of assets becoming fully depreciated. We anticipate higher depreciation and amortization expense in Fiscal 2024 mostly due to the ERP-related assets being placed in service during the second quarter of Fiscal 2023.

Income from Operations

Income from operations decreased year over year as a percent of sales mostly due to significant increases in selling, distribution, and administrative costs combined with lower production volumes, partially offset by inflation-driven sales price increases.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period due to higher average amounts outstanding under our borrowing arrangements, primarily due to funding the Papa Pita acquisition, and lower interest income year over year. We anticipate higher net interest expense in Fiscal 2024 due to funding payments associated with the legal settlement and related costs accrued in Fiscal 2023 and lower interest income resulting from decreases in distributor notes receivable outstanding.

Income Tax Expense

The effective tax rate for Fiscal 2023 was 21.4% compared to 23.5% in the prior year. The decrease in the rate year over year was primarily due to tax credits and windfalls on stock-based compensation awards that vested in Fiscal 2023. For both periods presented, the primary differences in the effective rate and the statutory rate relate to state income taxes, windfalls on the vesting of stock-based compensation awards, and benefits recognized from tax credits.

The Inflation Reduction Act ("IRA") did not have a material impact on the effective tax rate for Fiscal 2023 or 2022 and there is no anticipated material impact on the effective tax rate in future periods.

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows in Fiscal 2023, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, labor shortages, the conflict between Russia and Ukraine, and the conflict in the Middle East, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, and the workforce available to us, among other risks.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If the company were to experience a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2023, we terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million trade receivable repurchase facility. The earliest maturity date of our non-revolving debt is 2026. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. The company had total available liquidity of $559.1 million as of December 30, 2023, consisting of cash on hand and the available balances under the credit facility (as defined below) and the repurchase facility.

We expect the transformation strategy initiatives will require significant capital investment and expense over the next several years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. Previously, these costs were estimated to be approximately $275 million. The increase in estimated costs resulted from expanding the project scope and anticipation of greater reliance on external resources for bakery deployments due to labor constraints. As of December 30, 2023, we have incurred costs related to the project of approximately $214 million. In Fiscal 2024, we expect costs for the upgrade of our ERP system (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) to be approximately $25 million to $35 million. Costs related to our digital initiatives are more fluid and cannot currently be estimated. See Item 1A., Risk Factors, “We may experience difficulties in designing and implementing the upgrade of our ERP system.”

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

Key items impacting our liquidity, capital resources and financial position in Fiscal 2023 and 2022:

Fiscal 2023:

•
Generated $349.4 million of net cash from operating activities.
•
Completed the Papa Pita acquisition on February 17, 2023 for $274.8 million in cash (inclusive of a net working capital purchase price adjustment).
•
Paid dividends to our shareholders of $195.2 million.
•
Invested in our business through capital expenditures of $129.1 million (inclusive of $27.8 million of capital expenditures, including amounts recognized in accounts payable at year end, for the ERP upgrade).
•
Repurchased $45.8 million of our common stock.
•
Incurred business process improvement costs of $21.5 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

Fiscal 2022:

•
Generated $360.9 million of net cash from operating activities.
•
Paid dividends to our shareholders of $186.5 million.
•
Invested in our business through capital expenditures of $169.1 million (inclusive of $61.3 million of capital expenditures, including amounts recognized in accounts payable at year end, for the ERP upgrade).
•
Repurchased $34.6 million of our common stock.
•
Incurred business process improvement costs of $33.2 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $22.5 million at December 30, 2023 and $165.1 million at December 31, 2022. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2023	Fiscal 2022
Cash flows provided by operating activities	$349,353	$360,889
Cash disbursed for investing activities	(403,812)	(151,088)
Cash disbursed for financing activities	(88,148)	(222,167)
Effect of exchange rates on cash	—	(8,371)
Total change in cash	$(142,607)	$(20,737)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2023	Fiscal 2022
Depreciation and amortization	$151,709	$141,957
Loss on foreign currency exchange rates	—	8,371
Impairment of assets	9,611	3,897
Stock-based compensation	26,945	25,822
Allowances for accounts receivable	8,412	8,518
Deferred income taxes	(43,340)	1,446
Loss (gain) reclassified from accumulated comprehensive income to net income	2,920	(5,813)
Other non-cash items	4,559	(708)
Net non-cash adjustment to net income	$160,816	$183,490

•
Refer to the Acquisition-related costs (loss on foreign currency exchange rates) and Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above regarding these items.
•
For Fiscal 2023, deferred income tax activity was comprised of changes year over year, including the impact of the capitalization of research and development and certain information technology costs and accrued legal settlements and related costs. For Fiscal 2022, deferred income tax activity was primarily composed of changes in temporary differences year over year.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized costs upon the early extinguishment of the securitization facility in the first quarter of Fiscal 2023), activity in the allowances for inventory obsolescence, and gains or losses on the sale of assets.

Net cash for working capital requirements and pension plan contributions included the following items (amounts in thousands):

	Fiscal 2023	Fiscal 2022
Changes in accounts receivable	$5,008	$(55,420)
Changes in inventories	(15,163)	(37,396)
Changes in hedging activities, net	(1,498)	(224)
Changes in other assets and accrued liabilities, net	104,362	(39,080)
Changes in accounts payable	(26,588)	82,125
Qualified pension plan contributions	(1,000)	(1,000)
Net changes in working capital and pension plan contributions	$65,121	$(50,995)

•
Changes in accounts receivable were mainly attributable to significant price increases period over period. Changes in inventories resulted from volatility in input costs. Changes in accounts payable were mainly attributable to higher capital spending in the prior year largely due to the upgrade of the ERP system and volatility in input costs.
•
Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.

•
The change in other assets primarily resulted from changes in prepaid assets, service contracts, and income tax receivable balances in each respective period. Changes in accruals for employee compensation, insurance, legal settlements, and payroll tax deferrals under the CARES Act primarily resulted in the change in other accrued liabilities. In Fiscal 2023, we accrued $137.5 million of legal settlements (inclusive of distribution rights repurchase obligations) and paid $5.5 million of legal settlements that had been accrued for in the prior year. In Fiscal 2022, we accrued $7.5 million of legal settlements and paid $18.5 million, of which $16.5 million had been accrued for in the prior year. Additionally, during Fiscal 2022, we repurchased distribution rights as required by a prior year legal settlement totaling $4.3 million. We anticipate making payments of approximately $31.4 million, including our share of employment taxes, in performance-based cash awards under our cash incentive plans in the first quarter of Fiscal 2024. During Fiscal 2023 and Fiscal 2022, we paid $32.1 million and $43.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $2.2 million and $1.8 million were paid in Fiscal 2023 and Fiscal 2022, respectively, for our share of employment taxes on the vesting of performance-contingent restricted stock awards in each respective year. Under the CARES Act, the company deferred approximately $30.0 million of the employer share of Social Security tax for the period from the beginning of the second quarter of Fiscal 2020 through December 31, 2020 and paid approximately $15.0 million in December 2021 and the remainder in December 2022.
•
During both Fiscal 2023 and Fiscal 2022, we made voluntary defined benefit pension plan cash contributions of $1.0 million to Plan No 2. At this time, we do not expect to make any voluntary cash contributions to our pension plans in Fiscal 2024 and expect to pay $0.3 million in nonqualified pension benefits from corporate assets. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for Fiscal 2023 and 2022 (amounts in thousands):

	Fiscal 2023	Fiscal 2022
Purchase of property, plant, and equipment	$(129,078)	$(169,071)
Principal payments from notes receivable, net of repurchases of independent distributor territories	(374)	18,829
Acquisition of business	(274,755)	—
Investment in unconsolidated affiliate	(1,981)	(9,000)
Proceeds from sale of property, plant and equipment	2,312	7,681
Other	64	473
Net cash disbursed for investing activities	$(403,812)	$(151,088)

•
The company currently estimates capital expenditures of approximately $120.0 million to $130.0 million (inclusive of expenditures for the ERP upgrade of $3.0 million to $6.0 million) in Fiscal 2024.
•
Decreases in principal payments received combined with increased repurchases of independent distributor territories resulted in the change year over year. We anticipate this trend to continue due to the agreement to settle the California distributor-related litigation, reached in Fiscal 2023.
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

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for Fiscal 2023 and 2022 (amounts in thousands):

	Fiscal 2023	Fiscal 2022
Dividends paid, including dividends on share-based payment awards	$(195,215)	$(186,501)
Payment of financing fees	(533)	(282)
Stock repurchases	(45,801)	(34,586)
Change in bank overdrafts	220	799
Net change in debt obligations	155,000	—
Payments on financing leases	(1,819)	(1,597)
Net cash disbursed for financing activities	$(88,148)	$(222,167)

•
Our annual dividend rate increased from $0.88 per share in Fiscal 2022 to $0.92 per share in Fiscal 2023. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.
•
In Fiscal 2023, we paid financing fees associated with executing the repurchase facility and for the amendment to the credit facility. In Fiscal 2022, we paid additional financing costs associated with the Fiscal 2021 amendment of the credit facility and for the amendment of the securitization facility.
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

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows as of December 30, 2023 and December 31, 2022. For a detailed description of our debt and right-of-use lease obligations and information regarding our distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 14, Leases, and Note 15, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 30, 2023	Maturity	December 30, 2023	December 31, 2022	Variable Rate
			(Amounts in thousands)
2031 notes	2.40%	2031	$494,723	$493,994	Fixed Rate
2026 notes	3.50%	2026	398,421	397,848	Fixed Rate
Unsecured credit facility	6.38%	2026	—	—	Variable Rate
Accounts receivable securitization facility*			—	—	Variable Rate
Accounts receivable repurchase facility	6.16%	2025	155,000	—	Variable Rate
Right-of-use lease obligations		2036	284,501	282,862
			1,332,645	1,174,704
Less: Current maturities of long-term debt and right-of-use lease obligations			(47,606)	(45,769)
Long-term debt and right-of-use lease obligations			$1,285,039	$1,128,935
* The securitization facility was terminated on April 14, 2023.

Total stockholders’ equity was as follows at December 30, 2023 and December 31, 2022:

	Balance at
	December 30, 2023	December 31, 2022
	(Amounts in thousands)
Total stockholders' equity	$1,351,782	$1,443,290

The company has historically entered into amendments and extensions approximately one year prior to the maturity of its debt facilities. On February 13, 2023, we amended the securitization facility and then on April 14, 2023, terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million accounts receivable repurchase facility. Additionally, on April 12, 2023, we completed the eighth amendment to the senior unsecured revolving credit facility (the "credit facility") to, among other things, replace the benchmark rate at which borrowings bear interest under the credit facility from LIBOR to Term SOFR and to allow for entry into permitted accounts receivable repurchase facilities. The repurchase facility and the credit facility are generally used for short-term liquidity needs.

The following table details the amounts available under the repurchase facility, securitization facility, and credit facility as of December 30, 2023 and the highest and lowest balances outstanding under these arrangements during Fiscal 2023:

	Amount Available		Highest	Lowest
	for Withdrawal at		Balance in	Balance in
Facility	December 30, 2023		Fiscal 2023	Fiscal 2023
	(Amounts in thousands)
Accounts receivable repurchase facility	$45,000		$180,000	$—
Accounts receivable securitization facility	—	*	28,000	—
Unsecured credit facility (1)	491,600		174,000	—
	$536,600
* The securitization facility was terminated on April 14, 2023.

(1)
Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. During Fiscal 2023, the company borrowed $540.0 million in revolving borrowings under the credit facility and repaid $540.0 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using these facilities will become more expensive and increase our interest expense. Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 30, 2023 and December 31, 2022, the company was in compliance with all restrictive covenants under our debt agreements.

Special Purpose Entities. At December 30, 2023 and December 31, 2022, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Guarantees. In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributors.

Stock Repurchase Plan. Previously, our Board had approved a plan that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the company announced that the Board increased the company's share repurchase authorization by 20.0 million shares. At the close of the company’s fourth quarter on December 30, 2023, 22.5 million shares remained under the existing authorization. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During Fiscal 2023, 1.9 million shares of the company’s common stock were repurchased under the plan at a cost of $45.8 million and during Fiscal 2022, 1.3 million shares were repurchased under the plan at a cost of $34.6 million. From the inception of the plan through December 30, 2023, 72.0 million shares have been repurchased, at a cost of $733.3 million. See Item 5., Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Form 10-K for repurchases of the company’s common stock during the fourth quarter of Fiscal 2023.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 30, 2023, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(1.9) million and is based on quoted market prices, all of which relates to instruments that will be utilized in Fiscal 2024 except for an immaterial amount that will be utilized in Fiscal 2025.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 30, 2023, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $1.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 30, 2023.

Management has excluded Papa Pita from its assessment of internal control over financial reporting as of December 30, 2023 because it was acquired by the company in a purchase business combination during Fiscal 2023. Papa Pita is a wholly-owned subsidiary whose total assets and revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3.3% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2023. The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended December 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors of the company set forth under the caption “Proposal I Election of Directors” and the information set forth under the captions “Corporate Governance — The Board and its Committees,” “Corporate Governance — Relationships Among Certain Directors,” “Audit Committee Report,” and “Share Ownership — Delinquent Section 16(a) Reports” in the company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders expected to be filed with the SEC in April 2024 (the “proxy”) are incorporated herein by reference. The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our Chairman and CEO certified to the NYSE on June 12, 2023 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance — Director Compensation” and “Executive Compensation” in the proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 30, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,945,303	$—	9,030,128
Equity compensation plans not approved by security holders	—	—	—
Total	3,945,303	$—	9,030,128

(1)
Includes 678,347 outstanding time-based restricted stock units and 3,266,956 outstanding performance-based awards. The performance-based awards assume outstanding awards vest at the maximum potential number of shares issuable and may overstate potential dilution.
(2)
Time-based restricted stock units and performance-based awards are not considered in the weighted average exercise price as these awards have no exercise price.
(3)
Assumes all unvested awards are issuable at the maximum potential number of shares issuable and may overstate potential dilution.

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan was 8,000,000 shares. On May 25, 2023, the company amended and restated the Omnibus Plan to register an additional 9,340,000 shares of common stock. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. There are 71,237 deferred shares outstanding under the EPIP that will be issued at the end of the deferral period. See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

The remaining information required by this item is incorporated herein by reference to the information set forth under the caption “Share Ownership — Security Ownership of Certain Beneficial Owners and Management” in the proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance — Transactions with Management and Others” and “Proposal I Election of Directors — Director Independence” in the proxy.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Proposal III Ratification of Appointment of Independent Registered Public Accounting Firm — Fiscal 2023 and Fiscal 2022 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report.
1.
Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 30, 2023 and December 31, 2022.

Consolidated Statements of Income for Fiscal 2023, Fiscal 2022, and Fiscal 2021.

Consolidated Statements of Comprehensive Income for Fiscal 2023, Fiscal 2022, and Fiscal 2021.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2023, Fiscal 2022, and Fiscal 2021.

Consolidated Statements of Cash Flows for Fiscal 2023, Fiscal 2022, and Fiscal 2021.

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

4.6		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.7		—	Form of 3.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.8	*	—	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.9		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
4.10		—	Form of 2.400% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).

Exhibit
No		Name of Exhibit
10.01	—

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

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2023, among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as existing administrative agent, the swingline lender and issuing lender, and Deutsche Bank Trust Company Americas, as successor administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

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

Exhibit
No		Name of Exhibit
10.13	—

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

10.16	—

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

10.17	—

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

10.18	—

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

10.19	—

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

10.20	—

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

Exhibit
No			Name of Exhibit
10.21		—

Eleventh Amendment to Receivables Loan, Security and Servicing Agreement, dated as of February 13, 2023, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coӧperatieve Rabobank U.A. (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as facility agent for the Nieuw Amsterdam Lender Group and as a committed lender, Regions Bank, as facility agent for the Regions Bank Lender Group and as a committed lender, and Coӧperatieve Rabobank U.A., New York Branch (f/k/a Coӧperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch), as administrative agent. (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.22		—

Master Framework Agreement, dated as of April 14, 2023, by and among Coöperatieve Rabobank U.A., New York Branch, and the other financial institutions listed on the signature pages thereof as “Buyer Funding Parties”, Coöperatieve Rabobank U.A., New York Branch, as repo counterparty, on behalf of itself and the other Buyer Funding Parties, the subsidiaries of Flowers Foods, Inc. listed on Annex I thereto, as Originators, and Flowers Foods, Inc., as repo seller (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.23		—

Receivables Sale and Distribution Agreement, dated as of April 14, 2023, among Flowers Foods, Inc. and each of the Primary Originators, Secondary Originators, Tertiary Originators and Quaternary Originators signatory thereto Incorporated by reference to Exhibit 10.4 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.24		—

Master Repurchase Agreement, dated as of April 14, 2023, between Flowers Foods, Inc. and Coöperatieve Rabobank U.A., New York Branch. (Incorporated by reference to Exhibit 10.5 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.25	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.26	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.27	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.28	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.29	+	—

Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Amended and Restated Effective May 25, 2023) (Incorporated by reference to Exhibit 4.3 to Flowers Foods' Registration Statement on Form S-8, dated May 25, 2023, File No. 333-272189).

10.30	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.31	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.32	+	—	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2023, File No. 1-16247).
10.33	+	—

Flowers Foods, Inc. 2005 Executive Deferred Compensation Plan, effective as of January 1, 2005 (Incorporated by reference to Exhibit 4.7 of Flowers Foods’ Registration Statement on Form S-8, dated December 29, 2008, File No. 333-156471).

10.34	+	—

Flowers Foods, Inc. Change of Control Plan, effective as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.35	+	—

Form of 2020 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.30 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2020, File No. 1-16247).

10.36	+	—

Form of 2021 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.29 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2021, File No. 1-16247).

10.37	+	—

Form of 2021 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.30 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2021, File No. 1-16247).

10.38	+	—

Form of 2022 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.33 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2022, File No. 1-16247).

Exhibit
No			Name of Exhibit
10.39	+	—

Form of 2022 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.34 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2022, File No. 1-16247).

10.40	+	—

Form of 2023 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.33 to Flowers Foods’ Annual Report on Form 10-K, dated February 22, 2023, File No. 1-16247).

10.41	+	—

Form of 2023 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.34 to Flowers Foods’ Annual Report on Form 10-K, dated February 22, 2023, File No. 1-16247).

10.42	+*	—	Form of Performance Stock Agreement.
10.43	+*	—	Form of Time Based Restricted Stock Agreement.
10.44	+	—

Transition and Consulting Agreement, dated August 10, 2023, by and between Flowers Bakeries, LLC and D. Keith Wheeler (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 9, 2023, File No. 1-16247).

21.1	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer for the fiscal year ended December 30, 2023.

97	*	—	Flowers Foods, Inc. Executive Compensation Recoupment Policy Effective November 16, 2023.
101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended December 30, 2023 has been formatted in Inline XBRL.

* Filed herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2024.

FLOWERS FOODS, INC.

/s/ A. RYALS MCMULLIAN
A. Ryals McMullian
Chairman and
Chief Executive Officer

/s/ R. STEVE KINSEY
R. Steve Kinsey
Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	Chairman and Chief Executive Officer	February 21, 2024
A. Ryals McMullian

/s/ R. STEVE KINSEY	Chief Financial Officer and Chief Accounting Officer	February 21, 2024
R. Steve Kinsey

/s/ EDWARD J. CASEY, JR	Director	February 21, 2024
Edward J. Casey, Jr.

/s/ THOMAS C. CHUBB III	Director	February 21, 2024
Thomas C. Chubb III

/s/ GEORGE E. DEESE	Director	February 21, 2024
George E. Deese

/s/ RHONDA O. GASS	Director	February 21, 2024
Rhonda O. Gass

/s/ BRIGITTE H. KING	Director	February 21, 2024
Brigitte H. King

/s/ MARGARET G. LEWIS	Director	February 21, 2024
Margaret G. Lewis

/s/ W. JAMESON MCFADDEN	Director	February 21, 2024
W. Jameson McFadden

/s/ JOANNE D. SMITH	Director	February 21, 2024
Joanne D. Smith

/s/ JAMES T. SPEAR	Director	February 21, 2024
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 21, 2024
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 21, 2024
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Papa Pita business, from its assessment of internal control over financial reporting as of December 30, 2023, because the business was acquired by the Company in a purchase business combination during 2023. We have also excluded the Papa Pita business from our audit of internal control over financial reporting. The Papa Pita business is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3.3% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2023.

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

Workers' Compensation Reserves

As described in Note 2 to the consolidated financial statements, the Company is self-insured for various levels of general liability, including workers’ compensation. As of December 30, 2023, self- insurance reserves totaled approximately $38.0 million, of which workers’ compensation reserves represent a portion of the total balance. Management estimates workers’ compensation reserves based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends, and projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends and industry trends related to expected losses and actual reported losses and key assumptions, including loss development factors and expected loss rates.

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

February 21, 2024

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30, 2023	December 31, 2022
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,527	$165,134
Accounts and notes receivable, net of allowances of $33,386 and $18,754, respectively	328,246	349,477
Inventories:
Raw materials	72,941	71,058
Packaging materials	28,743	28,202
Finished goods	82,813	69,437
	184,497	168,697
Spare parts and supplies	86,386	73,614
Other	66,057	48,018
Total current assets	687,713	804,940
Property, plant and equipment:
Land	128,410	111,792
Buildings	615,895	553,606
Machinery and equipment	1,394,525	1,308,970
Furniture, fixtures and transportation equipment	303,115	184,722
Construction in progress	58,586	137,631
	2,500,531	2,296,721
Less: accumulated depreciation	(1,537,550)	(1,447,396)
	962,981	849,325
Financing lease right-of-use assets	130	1,778
Operating lease right-of-use assets	276,734	273,436
Notes receivable from independent distributor partners	123,571	136,882
Assets held for sale	21,799	12,493
Other assets	18,487	24,515
Goodwill	677,796	545,244
Other intangible assets, net	657,742	664,381
Total assets	$3,426,953	$3,312,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	99	1,779
Current maturities of operating leases	47,507	43,990
Accounts payable	318,600	343,380
Other accrued liabilities	292,946	175,276
Total current liabilities	659,152	564,425
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	1,048,144	891,842
Noncurrent financing lease obligations	23	116
Noncurrent operating lease obligations	236,872	236,977
Total long-term debt and right-of-use lease liabilities	1,285,039	1,128,935
Other liabilities:
Post-retirement/post-employment obligations	5,798	5,814
Deferred taxes	91,245	134,832
Other long-term liabilities	33,937	35,698
Total other long-term liabilities	130,980	176,344
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 18,309,359 and 17,595,619 shares, respectively	(281,318)	(252,613)
Capital in excess of par value	699,808	689,959
Retained earnings	932,472	1,004,271
Accumulated other comprehensive income	621	1,474
Total stockholders’ equity	1,351,782	1,443,290
Total liabilities and stockholders’ equity	$3,426,953	$3,312,994

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2023	Fiscal 2022	Fiscal 2021
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$5,090,830	$4,805,822	$4,330,767
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,632,136	2,501,995	2,175,247
Selling, distribution, and administrative expenses	2,119,718	1,850,594	1,719,797
Depreciation and amortization	151,709	141,957	136,559
Restructuring charges	7,099	—	—
FASTER Act and loss on inferior ingredients	—	236	944
Plant closure costs and impairment of assets	7,298	7,825	—
Multi-employer pension plan withdrawal costs	—	—	3,300
Income from operations	172,870	303,215	294,920
Interest expense	36,609	28,921	31,534
Interest income	(20,577)	(23,644)	(23,533)
Loss on extinguishment of debt	—	—	16,149
Pension plan settlement and curtailment loss	—	—	403
Other components of net periodic pension and postretirement benefits credit	(269)	(773)	(405)
Income before income taxes	157,107	298,711	270,772
Income tax expense	33,691	70,317	64,585
Net income	$123,416	$228,394	$206,187
Net income per common share:
Basic:
Net income per common share	$0.58	$1.08	$0.97
Weighted average shares outstanding	211,630	211,895	211,840
Diluted:
Net income per common share	$0.58	$1.07	$0.97
Weighted average shares outstanding	213,356	213,227	213,033
Cash dividends paid per common share	$0.9100	$0.8700	$0.8300

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2023	Fiscal 2022	Fiscal 2021
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Net income	$123,416	$228,394	$206,187
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	—	—	302
Net actuarial gain for the period	471	2,752	788
Current year prior service credit	—	—	1,661
Amortization of prior service (credit) cost included in net income	(133)	(135)	41
Amortization of actuarial (gain) loss included in net income	(55)	214	400
Pension and postretirement plans, net of tax	283	2,831	3,192
Derivative instruments:
(Loss) gain on effective portion of derivatives	(2,951)	790	(5,348)
Loss (gain) reclassified to net income	1,815	(4,734)	(1,681)
Derivative instruments, net of tax	(1,136)	(3,944)	(7,029)
Other comprehensive loss, net of tax	(853)	(1,113)	(3,837)
Comprehensive income	$122,563	$227,281	$202,350

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at January 2, 2021	228,729,585	$199	$659,682	$932,094	$6,424	(17,126,261)	$(225,405)	$1,372,994
Net income				206,187				206,187
Derivative instruments, net of tax (Note 11)					(7,029)			(7,029)
Pension and postretirement plans, net of tax (Note 21)					3,192			3,192
Stock repurchases						(406,840)	(9,510)	(9,510)
Issuance of deferred stock awards			(636)			48,231	636	—
Amortization of stock-based compensation awards			21,343					21,343
Time-based restricted stock awards issued (Note 19)			(1,798)			136,652	1,798	—
Issuance of deferred compensation			(177)			13,414	177	—
Dividends paid on vested stock-based payments awards				(234)				(234)
Dividends paid — $0.8300 per common share				(175,669)				(175,669)
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				228,394				228,394
Derivative instruments, net of tax (Note 11)					(3,944)			(3,944)
Pension and postretirement plans, net of tax (Note 21)					2,831			2,831
Stock repurchases						(1,321,117)	(34,586)	(34,586)
Issuance of deferred stock awards			(902)			65,687	902	—
Amortization of stock-based compensation awards			25,822					25,822
Time-based restricted stock awards issued (Note 19)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 19)			(10,469)			777,773	10,469	—
Issuance of deferred compensation			(46)			3,406	46	—
Dividends paid on vested stock-based payments awards				(2,260)				(2,260)
Dividends paid — $0.8700 per common share				(184,241)				(184,241)
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				123,416				123,416
Derivative instruments, net of tax (Note 11)					(1,136)			(1,136)
Pension and postretirement plans, net of tax (Note 21)					283			283
Stock repurchases						(1,898,729)	(45,801)	(45,801)
Issuance of deferred stock awards			(927)			63,266	927	—
Amortization of stock-based compensation awards			26,945					26,945
Time-based restricted stock awards issued (Note 19)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 19)			(12,508)			867,944	12,508	—
Issuance of deferred compensation			(38)			2,557	38	—
Dividends paid on vested stock-based payments awards				(2,780)				(2,780)
Dividends paid — $0.9100 per common share				(192,435)				(192,435)
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2023	Fiscal 2022	Fiscal 2021
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$123,416	$228,394	$206,187
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on foreign currency exchange rates	—	8,371	—
Depreciation and amortization	151,709	141,957	136,559
Stock-based compensation	26,945	25,822	21,343
Impairment of assets	9,611	3,897	—
Loss (gain) reclassified from accumulated other comprehensive income to net income	2,920	(5,813)	(2,115)
Deferred income taxes	(43,340)	1,446	6,777
Provision for inventory obsolescence	2,376	3,679	16
Allowances for accounts receivable	8,412	8,518	6,071
Pension and postretirement plans expense	592	629	1,306
Other	1,591	(5,016)	2,473
Qualified pension plan contributions	(1,000)	(1,000)	—
Changes in operating assets and liabilities:
Accounts receivable	5,008	(55,420)	(10,600)
Inventories	(15,163)	(37,396)	(9,767)
Hedging activities, net	(1,498)	(224)	(4,967)
Accounts payable	(26,588)	82,125	38,076
Other assets and accrued liabilities	104,362	(39,080)	(46,749)
Net cash provided by operating activities	349,353	360,889	344,610
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(129,078)	(169,071)	(135,964)
Repurchase of independent distributor territories	(10,007)	(8,163)	(4,585)
Cash paid at issuance of notes receivable	(18,433)	(11,860)	(12,135)
Principal payments from notes receivable	28,066	38,852	31,996
Acquisition of trademark	—	—	(10,200)
Proceeds from sales of property, plant and equipment	2,312	7,681	2,995
Purchase of leased warehouses	—	—	(64,689)
Acquisition of business	(274,755)	—	—
Investment in unconsolidated affiliate	(1,981)	(9,000)	—
Other investing activities	64	473	1,144
Net cash disbursed for investing activities	(403,812)	(151,088)	(191,438)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(195,215)	(186,501)	(175,903)
Payments for debt issuance costs	(533)	(282)	(6,022)
Stock repurchases	(45,801)	(34,586)	(9,510)
Change in bank overdrafts	220	799	261
Proceeds from debt borrowings	898,000	330,000	497,570
Debt obligation payments	(743,000)	(330,000)	(579,428)
Payments on financing leases	(1,819)	(1,597)	(1,745)
Net cash disbursed for financing activities	(88,148)	(222,167)	(274,777)
Effect of exchange rates on cash	—	(8,371)	—
Net decrease in cash and cash equivalents	(142,607)	(12,366)	(121,605)
Cash and cash equivalents at beginning of period	165,134	185,871	307,476
Cash and cash equivalents at end of period	$22,527	$165,134	$185,871
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$38	$46	$177
Right-of-use assets obtained in exchange for new financing lease liabilities	$34	$—	$37
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,997	$33,559	$55,869
Issuance of notes receivable on new distribution territories, net	$29,076	$22,446	$21,008
Distributor routes sold with deferred gains, net	$132	$280	$241
Purchase of property, plant and equipment included in accounts payable	$5,449	$6,716	$9,124
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,595	$27,590	$52,620
Income taxes paid, net of refunds of $120, $9,797 and $305, respectively	$99,118	$53,044	$69,401

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

In Fiscal 2023, 2022, and 2021, the company recorded $2.5 billion, $2.4 billion, and $2.2 billion, respectively, in sales through SBT.

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

The company disaggregates revenue by sales channel. Our sales channels are branded retail and other. The other channel includes store branded retail, foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing. The company does not disaggregate revenue by geographic region, customer type, or contract type. All revenues are recognized at a point in time. Sales by sales channel category are as follows for Fiscal 2023, 2022, and 2021 (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Branded retail	$3,263,277	$3,139,306	$2,874,714
Other	1,827,553	1,666,516	1,456,053
Total	$5,090,830	$4,805,822	$4,330,767

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2023	$18,764	$8,412	$6,210	$33,386
Fiscal 2022	$15,398	$8,518	$(5,152)	$18,764
Fiscal 2021	$15,162	$6,071	$(5,835)	$15,398

The company recorded a reserve of $14.9 million during the third quarter of Fiscal 2023 for the distributor notes receivable as part of a legal settlement. The charge for this allowance was recorded as a legal expense and is recognized as 'Other' in the column of the table above. The expense column is specific to bad debt expense. The amount of reserve for the distributor notes receivable as of December 30, 2023 was $14.8 million. See Note 23, Commitments and Contingencies, for additional information.

Activity in the allowance for trade accounts receivable credit losses for Fiscal 2023, 2022 and 2021 was as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Recoveries and other	Ending Balance
Fiscal 2023	$2,188	$3,089	$(2,635)	$(572)	$2,070
Fiscal 2022	$2,552	$2,270	$(2,721)	$87	$2,188
Fiscal 2021	$4,901	$596	$(1,018)	$(1,927)	$2,552

The amounts charged to expense for bad debts in the table above, inclusive of other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off. Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables. Their percentage of trade receivables was 20.3% and 24.3%, on a consolidated basis, as of December 30, 2023 and December 31, 2022, respectively. No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in Fiscal 2023, 2022, and 2021 accounted for 55.5%, 54.5% and 53.7% of sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of sales for Fiscal 2023, 2022, and 2021 was as follows:

Percent of Sales
Fiscal 2023	22.3%
Fiscal 2022	21.7%
Fiscal 2021	21.2%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

Inventories. Inventories at December 30, 2023 and December 31, 2022 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are valued at average costs.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2023	$1,036	$2,376	$(2,716)	$696
Fiscal 2022	$284	$3,679	$(2,927)	$1,036
Fiscal 2021	$1,920	$16	$(1,652)	$284

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs. Shipping costs are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. For Fiscal 2023, 2022, and 2021, shipping costs were $1,215.4 million, $1,169.0 million, and $1,063.6 million, respectively, including the costs paid to IDPs.

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

The company voluntarily repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business. If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution, and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP. In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $10.4 million and $15.1 million at December 30, 2023 and December 31, 2022, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net gains of $2.5 million (exclusive of $65.5 million of repurchase obligations of distribution rights related to a legal settlement) during Fiscal 2023, $3.8 million during Fiscal 2022 and $1.6 million during Fiscal 2021 related to the sale of distribution rights as a component of selling, distribution, and administrative expenses. The gains recorded during Fiscal 2021 included a loss of $4.7 million of repurchase obligations of distribution rights related to a legal settlement. See Note 23, Commitments and Contingencies, for details on these settlements.

Property, Plant and Equipment and Depreciation. Property, plant and equipment is recognized at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	15
Furniture, fixtures and transportation equipment	3	12

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for Fiscal 2023, 2022, and 2021 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2023	$117,788
Fiscal 2022	$108,500
Fiscal 2021	$103,949

The company had no capitalized interest during Fiscal 2023, 2022, and 2021. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities on the other line item in the Consolidated Statements of Cash Flows.

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

The lease term for real estate leases primarily ranges from one to 22 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to three years. Transportation equipment generally has terms of less than one year up to seven years. IT equipment is typically leased from less than a year up to five years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of December 30, 2023.

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

These contracts may also contain end-term purchase options, whereby the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of December 30, 2023. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During Fiscal 2023 and 2022, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

Embedded leases

During Fiscal 2020 and Fiscal 2019, the company entered into embedded leases for IT equipment which matured and were not renewed during Fiscal 2023. As of December 31, 2022, the embedded leases were $1.4 million of financing ROU assets and $1.5 million of financing ROU liabilities. The company did not enter into any embedded leases during Fiscal 2023 or Fiscal 2022.

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

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized asset impairment charges for bakery equipment of $2.9 million in the third quarter of Fiscal 2022. There were no impairment charges recorded during Fiscal 2023 or Fiscal 2021.

Impairment of Other Intangible Assets. The company accounts for other intangible assets at fair value. These intangible assets can be either finite or indefinite-lived depending on the facts and circumstances at acquisition.

Finite-lived intangible assets are reviewed for impairment when facts and circumstances indicate that the cost of any finite-lived intangible asset may be impaired. This recoverability test is based on an undiscounted cash flows expected to result from the company’s use and eventual disposition of the asset. If these cash flows are sufficient to recover the carrying value over the useful life there is no impairment. Amortization of finite-lived intangible assets occurs over their estimated useful lives. The amortization periods, at origination, range from two years to forty years for these assets. The attribution methods we primarily use are the sum-of-the-year digits for customer relationships and straight-line for other intangible assets. These finite-lived intangible assets generally include trademarks, customer relationships, non-compete agreements, distributor relationships (for instances when not held for sale), and supply agreements.

The company fully impaired the California held and used distribution rights classified as intangible assets and recorded a charge of $2.3 million in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023.

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

Goodwill. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of our single reporting unit may be below its carrying value) using a one-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in Fiscal 2023, 2022, or 2021. See Note 10, Goodwill and Other Intangible Assets, for additional disclosure.

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

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at December 30, 2023 qualified for hedge accounting. See Note 11, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During Fiscal 2023, 2022, and 2021 there were no discontinued hedge positions.

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

During Fiscal 2022, the Inflation Reduction Act of 2022 ("IRA of 2022") was signed into law. Among other things, it imposes a 1% excise tax on net share repurchases in a tax year that are made by certain publicly traded corporations. Under the requirements of the IRA of 2022, the company accounts for the excise tax as a direct cost of the share repurchase transaction.

Advertising and Marketing Costs. Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $99.3 million, $74.6 million, and $77.7 million for Fiscal years 2023, 2022, and 2021, respectively. Advertising and marketing costs are recorded in the selling, distribution, and administrative expense line item in our Consolidated Statements of Income.

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

Software Development Costs. The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used. The net balance of capitalized software development costs included in plant, property and equipment was $106.5 million and $14.5 million at December 30, 2023 and December 31, 2022, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $14.2 million, $10.2 million, and $9.9 million in Fiscal 2023, 2022, and 2021, respectively.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2023	$1,030	$—	$556	$1,586
Fiscal 2022	$1,030	$—	$—	$1,030
Fiscal 2021	$1,030	$—	$—	$1,030

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

Research and Development Costs. The company recorded research and development costs of $5.9 million, $6.1 million, and $5.6 million for Fiscal 2023, 2022, and 2021, respectively. These costs are recorded as selling, distribution, and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”). The company reports comprehensive income in two separate but consecutive financial statements. See Note 7, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Business Process Improvement Costs Related to the Transformation Strategy Initiatives. In the second half of Fiscal 2020, we launched initiatives to transform how we operate our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. In the first quarter of Fiscal 2022, we launched the digital logistics and digital sales initiatives. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, in Fiscal 2023 and Fiscal 2022 was $21.5 million and $33.2 million, respectively, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Plant Closure Costs and Impairment of Assets. During the third and fourth quarters of Fiscal 2023, the company entered into agreements to sell a warehouse and a closed bakery, respectively, both of which were classified as held for sale and recorded impairment charges of $1.8 million. The company completed the sale of the impaired warehouse for proceeds of $1.3 million at the end of the third quarter of Fiscal 2023 and anticipates completing the sale of the bakery in the first quarter of Fiscal 2024.

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure is part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million in the third quarter of Fiscal 2022. See Note 21, Postretirement Plans, for details on the multi-employer pension plan withdrawal costs. During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

Acquisition-related Costs. On December 13, 2022, the company announced it had entered into a definitive agreement to acquire the Papa Pita bakery business ("Papa Pita") and, on February 17, 2023, completed the acquisition for total consideration of approximately $274.8 million, inclusive of a net working capital purchase price adjustment. The property and equipment, certain financial assets and taxes are still under review. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred acquisition-related costs of $3.7 million and $0.9 million in Fiscal 2023 and 2022, respectively.

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

During the fourth quarter of Fiscal 2023, management identified a triggering event indicating that our investment in Base Culture may be impaired. Additional quantitative analysis of Base Culture indicated a fair value of $5.5 million of the company’s interest. The company recognized an impairment loss of $5.5 million which is reported in the Plant closure costs and impairment of assets line item of the Consolidated Statements of Income. The loss recognized represents the difference between the estimated fair value and the company’s original carrying value. The remaining carrying value is $5.5 million.

Gain on sale, severance costs, and lease termination (gain) loss. In the second quarter of Fiscal 2022, the company committed to a plan to outsource its aviation services and recorded severance and lease termination charges totaling $1.7 million. In the fourth quarter of Fiscal 2022, the company completed the lease buyouts and subsequent sale of two aircraft and recorded gains on these sales totaling $6.1 million. These amounts are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. Lease termination costs were paid in the second quarter of Fiscal 2022 and the severance payments were completed in January 2023.

Note 3. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during Fiscal 2023.

Accounting pronouncements not yet adopted

On August 23, 2023, the FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement", which requires a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. This new guidance is intended to reduce diversity in practice and provide users of the joint venture’s financial statements with more decision-useful information. It may also reduce the amount of basis differences that an investor in a joint venture needs to track. The standard is effective for all joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The company is determining the impact on our business.

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The company is determining the impact on our business.

On December 14, 2023, The FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The company is determining the impact on our business.

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

During Fiscal 2020, the company received ingredient shipments containing gluten which were used to produce our gluten-free products. The company issued a voluntary product recall due to the potential presence of gluten in certain products. The products recalled were distributed to retail customers in 14 states. The recall was initiated after finished product testing revealed the possible presence of gluten. The cause was gluten present in ingredients from a supplier that should not have contained gluten. We incurred costs of $1.3 million related to the recall of gluten-free products and an adjustment to previously recorded inferior yeast costs. During Fiscal 2021, the company incurred costs of $0.1 million and received reimbursements of approximately $1.0 million for these previously incurred costs.

Unless otherwise noted, the costs and reimbursements related to these inferior ingredients are included in the ‘FASTER Act and loss on inferior ingredients’ line item in our Consolidated Statements of Income.

There were no costs or reimbursements related to food allergen compliance or inferior ingredients during Fiscal 2023.

The table below presents the total costs associated with the FASTER Act and cost and recoveries on inferior ingredients during Fiscal 2022 and 2021 (amounts in thousands):

	Fiscal 2022	Fiscal 2021
FASTER Act expense recognized	$2,008	$—
Expense recognized on inferior ingredients	—	1,894
Recoveries recognized on inferior ingredients	(1,772)	(950)
FASTER Act and loss on inferior ingredients	$236	$944

Note 5. Restructuring Activities

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP"), reduction-in-force ("RIF") and employee relocation costs. These costs are recorded in the restructuring charges line item of the Consolidated Statements of Income.

The table below presents the components of costs associated with the restructuring (amounts in thousands):

Fiscal 2023
Restructuring charges:
VSIP	$5,229
RIF	899
Relocation costs	971
Total restructuring	$7,099

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	VSIP	Relocation Costs	RIF	Total
Liability balance at December 31, 2022	$—	$—	$—	$—
Charges	5,229	971	899	7,099
Cash payments	(3,800)	(971)	(899)	(5,670)
Liability balance (1) at December 30, 2023	$1,429	$—	$—	$1,429

(1) Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.

Note 6. Acquisition

On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred acquisition costs of $3.7 million and $0.9 million during Fiscal 2023 and 2022, respectively. These costs are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. The company also recognized an immaterial $1.5 million goodwill measurement period adjustment related to the final net working capital amount during the second quarter of Fiscal 2023. Papa Pita's operating income since the acquisition was immaterial to our Fiscal 2023 results of operations.

The following table summarizes the consideration paid for Papa Pita based on the fair value at the acquisition date. This table is based on preliminary valuations for the assets acquired (the company did not acquire any cash) and liabilities assumed. The property and equipment, certain financial assets and taxes are still under review. We will continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed until the first quarter of Fiscal 2024 when the allocation will be final (amounts in thousands):

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

Note 7. Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive income (loss) presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During Fiscal 2023, 2022, and 2021, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2023	Fiscal 2022	Fiscal 2021	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$499	$499	$126	Interest expense
Commodity contracts	(2,920)	5,813	2,115	Cost of sales, Note 3, below
Total before tax	$(2,421)	$6,312	$2,241	Total before tax
Tax benefit (expense)	606	(1,578)	(560)	Tax expense
Total net of tax	$(1,815)	$4,734	$1,681	Net of tax
Pension and postretirement plans:
Prior-service credits (cost)	$177	$180	$(55)	Note 1, below
Settlement loss	—	—	(403)	Note 1, below
Actuarial gains (losses)	74	(285)	(532)	Note 1, below
Total before tax	$251	$(105)	$(990)	Total before tax
Tax (expense) benefit	(63)	26	247	Tax benefit
Total net of tax	$188	$(79)	$(743)	Net of tax benefit
Total reclassifications from AOCI	$(1,627)	$4,655	$938	Net of tax benefit

Note 1: These items are included in the computation of net periodic pension cost. See Note 21, Postretirement Plans, for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During Fiscal 2023, 2022, and 2021, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2023	Fiscal 2022	Fiscal 2021
Derivative instruments:
Interest rate contracts	$—	$—	$3,902
Commodity contracts	(3,934)	1,053	(11,030)
Total before tax	$(3,934)	$1,053	$(7,128)
Tax benefit (expense)	983	(263)	1,780
Total net of tax	$(2,951)	$790	$(5,348)
Pension and postretirement plans:
Current year actuarial loss	$628	$3,669	$1,050
Current year prior service credit	—	—	2,214
Total before tax	$628	$3,669	$3,264
Tax expense	(157)	(917)	(815)
Total net of tax	$471	$2,752	$2,449
Total recognized in AOCI	$(2,480)	$3,542	$(2,899)

During Fiscal 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive (gain) loss before reclassifications	(2,951)	471	(2,480)
Reclassified to earnings from AOCI	1,815	(188)	1,627
AOCI at December 30, 2023	$963	$(342)	$621

During Fiscal 2022, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$6,043	$(3,456)	$2,587
Other comprehensive loss before reclassifications	790	2,752	3,542
Reclassified to earnings from AOCI	(4,734)	79	(4,655)
AOCI at December 31, 2022	$2,099	$(625)	$1,474

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Gross (loss) gain reclassified from AOCI into income	$(2,920)	$5,813	$2,115
Tax benefit (expense)	732	(1,452)	(529)
Net of tax	$(2,188)	$4,361	$1,586

Note 8. Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During Fiscal 2023, 2022, and 2021 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2023	$20,577
Fiscal 2022	$23,644
Fiscal 2021	$23,533

The notes receivable are collateralized by the IDPs’ distribution rights. Additional details are included in Note 17, Fair Value of Financial Instruments.

Note 9. Assets Held for Sale

The table below presents the assets held for sale as of December 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	December 30, 2023	December 31, 2022
Distribution rights	$20,587	$7,608
Property, plant and equipment	1,212	4,885
Total assets held for sale	$21,799	$12,493

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

During the third and fourth quarters of Fiscal 2023, the company entered into agreements to sell a warehouse and a closed bakery, respectively, both of which were classified as held for sale and recorded an impairment charges of $1.8 million. The company completed the sale of the impaired warehouse for proceeds of $1.3 million at the end of the third quarter of Fiscal 2023 and anticipates completing the sale of the bakery in the first quarter of Fiscal 2024.

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

Note 10. Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets as of December 30, 2023 and December 31, 2022, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 30, 2023	December 31, 2022
Goodwill	$677,796	$545,244
Amortizable intangible assets, net of amortization	530,642	537,281
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,335,538	$1,209,625

The changes in the carrying amount of goodwill during Fiscal 2023, during which time we completed the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 31, 2022	$545,244
Acquisition	132,552
Balance as of December 30, 2023	$677,796

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment payment. The acquisition included several amortizable intangible assets which total $27.1 million and are included in the table below. See Note 6, Acquisition, for details of the assets and the respective amortization period by category.

Goodwill was not impaired in Fiscal 2023, 2022, or 2021.

As of December 30, 2023 and December 31, 2022, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 30, 2023			December 31, 2022
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$107,562	$374,153	$477,115	$92,763	$384,352
Customer relationships	340,221	184,222	155,999	318,021	167,688	150,333
Non-compete agreements	5,454	5,206	248	5,154	5,114	40
Distributor relationships	4,123	3,881	242	4,123	3,673	450
Distributor routes held and used	—	—	—	3,249	1,143	2,106
Total	$831,513	$300,871	$530,642	$807,662	$270,381	$537,281

In Fiscal 2020, the company reclassified certain California distribution rights from held for sale to held and used. In conjunction with the agreement to settle the California distributor-related litigation, reached in Fiscal 2023, the company fully impaired these distribution rights and recorded a charge of $2.3 million in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023. See Note 23, Commitments and Contingencies, for details of this settlement.

As of December 30, 2023 and December 31, 2022, there was $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows. They are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Amortization expense

Amortization expense for Fiscal 2023, 2022, and 2021 was as follows (amounts in thousands):

Amortization expense
Fiscal 2023	$32,218
Fiscal 2022	$31,752
Fiscal 2021	$30,857

Estimated amortization of intangibles for Fiscal 2024 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2024	$31,409
2025	$30,746
2026	$28,891
2027	$27,242
2028	$25,611

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

As of December 30, 2023, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$55	$—	$—	$55
Other long-term assets	—	—	—	—
Total	$55	$—	$—	$55
Liabilities:
Other current liabilities	$(1,918)	$—	$—	$(1,918)
Other long-term liabilities	(2)	—	—	(2)
Total	$(1,920)	$—	$—	$(1,920)
Net Fair Value	$(1,865)	$—	$—	$(1,865)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into Fiscal 2025. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 30, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$55	Other current assets	$782
Commodity contracts	Other long-term assets	—	Other long-term assets	2
Total		$55		$784

	Derivative Liabilities
	December 30, 2023		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$1,918	Other current liabilities	$1,149
Commodity contracts	Other long-term liabilities	2	Other long-term liabilities	86
Total		$1,920		$1,235

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2023	Fiscal 2022	Fiscal 2021
Interest rate contracts	$—	$—	$2,926
Commodity contracts	(2,951)	790	(8,274)
Total	$(2,951)	$790	$(5,348)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2023	Fiscal 2022	Fiscal 2021	(Effective Portion)
Interest rate contracts	$373	$373	$95	Interest income (expense)
Commodity contracts	(2,188)	4,361	1,586	Production costs (1)
Total	$(1,815)	$4,734	$1,681

1.
Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next two years are as follows (amounts in thousands and net of tax) at December 30, 2023:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(48)	$(2,316)	$(2,364)
Expiring in 2024	1,397	—	1,397
Expiring in 2025	2	—	2
Total	$1,351	$(2,316)	$(965)

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of December 30, 2023, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$1,183
Soybean oil contracts	16,387
Natural gas contracts	2,940
Total	$20,510

The company’s derivative instruments contained no credit-risk-related contingent features at December 30, 2023. As of December 30, 2023 and December 31, 2022, the company had $6.3 million and $7.2 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions. As of December 30, 2023 and December 31, 2022, the company had $3.2 million and $3.1 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 12. Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 30, 2023	December 31, 2022
Prepaid assets	$4,042	$4,589
Prepaid insurance	6,546	5,709
Prepaid marketing	4,458	3,917
Service contracts	27,102	25,595
Fair value of derivative instruments	55	782
Collateral to counterparties for derivative positions	6,333	7,210
Income taxes receivable	17,362	—
Other	159	216
Total	$66,057	$48,018

Other non-current assets consist of (amounts in thousands):

	December 30, 2023	December 31, 2022
Unamortized financing fees	$1,125	$1,356
Investments	2,443	2,506
Investment in unconsolidated affiliate	5,481	9,000
Deposits	2,789	2,444
Unamortized cloud computing arrangement costs	81	258
Noncurrent postretirement benefit plan asset	6,494	4,902
Noncurrent service contracts	—	3,957
Other	74	92
Total	$18,487	$24,515

Note 13. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 30, 2023	December 31, 2022
Employee compensation	$28,000	$26,762
VSIP	1,429	—
Employee vacation	17,699	16,058
Employee bonus	28,004	29,526
Fair value of derivative instruments	1,918	1,149
Self-insurance reserves	38,003	30,599
Bank overdraft	18,180	17,960
Accrued interest	7,516	7,127
Accrued taxes	7,984	11,970
Accrued legal costs	3,798	3,021
Accrued advertising	2,333	4,813
Accrued legal settlements	55,000	5,500
Accrued short term deferred income	3,217	3,893
Accrued utilities	6,121	6,861
Acquisition consideration adjustment	—	753
Collateral from counterparties for derivative positions	3,230	3,085
Multi-employer pension plan withdrawal liability	1,297	1,297
Repurchase obligations of distribution rights	64,583	432
Other	4,634	4,470
Total	$292,946	$175,276

In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million. The settlement also requires a phased repurchase of approximately 350 distribution territories. The company estimated the cost of these repurchases, and an additional 50 other California distribution territories that are not part of the settlement, in accordance with the settlement agreement and the amount is net of the remaining notes receivable balance. See Note 23, Commitments and Contingencies, for details on this settlement.

The acquisition consideration adjustment is in connection with an acquisition completed in Fiscal 2012, the company agreed to make the sellers whole for certain taxes incurred by the sellers on the sale. In Fiscal 2021, there was a tax determination that the sellers owed additional taxes of $3.4 million, and the company recorded this cost in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income during the second quarter of Fiscal 2021. During Fiscal 2022, the company reached an agreement to settle this issue and made a partial payment in Fiscal 2022 and made the final payment in Fiscal 2023.

Other long-term liabilities consist of (amounts in thousands):

	December 30, 2023	December 31, 2022
Deferred income	$7,222	$11,235
Deferred compensation	26,207	23,675
Other deferred credits	185	382
Other	323	406
Total	$33,937	$35,698

Note 14. Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies. The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for Fiscal 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Lease cost:
Amortization of right-of-use assets	$1,703	$1,705	$1,751
Interest on lease liabilities	32	93	154
Operating lease cost	62,685	62,115	68,927
Short-term lease cost	3,121	2,897	3,075
Variable lease cost	37,588	33,223	27,120
Total lease cost	$105,129	$100,033	$101,027

Other supplemental quantitative disclosures as of, and for, Fiscal 2023 and Fiscal 2022 were as follows (in thousands):

	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$32	$93
Operating cash flows from operating leases	$62,989	$57,166
Financing cash flows from financing leases	$1,819	$1,597
Right-of-use assets obtained in exchange for new financing lease liabilities	$34	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,997	$33,559
Weighted-average remaining lease term (years):
Financing leases	1.4	1.1
Operating leases	7.3	7.8
Weighted-average IBR (percentage):
Financing leases	3.0	3.5
Operating leases	4.2	3.8

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of December 30, 2023 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2024	$64,060	$205
2025	62,089	18
2026	44,564	7
2027	37,218	3
2028	28,237	—
Thereafter	103,373	—
Total minimum lease payments	339,541	233
Less: amount of lease payments representing interest	(55,162)	(111)
Present value of future minimum lease payments	284,379	122
Less: current obligations under leases	(47,507)	(99)
Long-term lease obligations	$236,872	$23

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	Fiscal 2023	Fiscal 2022
Lease modifications and renewals	$33,041	$28,278
Lease terminations	$361	$6,035

The lease modifications and renewals for Fiscal 2023 include $10.6 million related to a 10 year extension for a freezer storage lease. For Fiscal 2022, the lease modifications and renewals include $11.2 million related to a 10 year extension for a warehouse lease.

Note 15. Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 30, 2023 and December 31, 2022:

	Interest Rate at December 30, 2023	Final Maturity	December 30, 2023	December 31, 2022
			(Amounts in thousands)
Unsecured credit facility	6.38%	2026	$—	$—
2031 notes	2.40%	2031	494,723	493,994
2026 notes	3.50%	2026	398,421	397,848
Accounts receivable repurchase facility	6.16%	2025	155,000	—
Accounts receivable securitization facility (1)			—	—
			1,048,144	891,842
Current maturities of long-term debt			—	—
Long-term debt			$1,048,144	$891,842

(1) The securitization facility (as defined below) was terminated in Fiscal 2023.

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 30, 2023 and December 31, 2022, the bank overdraft balance was $18.2 million and $18.0 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at December 30, 2023 and December 31, 2022, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

2031 Notes, 2026 Notes, Accounts Receivable Repurchase Facility, Accounts Receivable Securitization Facility, 2022 Notes, and Credit Facility

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

The face value of the 2031 notes is $500.0 million. There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of December 30, 2023, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes. The table below presents the debt discount, underwriting fees and other fees for issuing the 2031 notes (amounts in thousands):

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

The face value of the 2026 notes is $400.0 million. There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 30, 2023, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes. The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the securitization facility and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Financing costs paid at inception of the repurchase facility are being amortized over the life of the repurchase facility. The company incurred $0.8 million in financing costs during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.3 million on December 30, 2023 and is recorded in other assets on the Consolidated Balance Sheets. As of December 30, 2023, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during Fiscal 2023:

Amount (thousands)
Balance as of December 31, 2022	$—
Borrowings	330,000
Payments	(175,000)
Balance as of December 30, 2023	$155,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of December 30, 2023:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(155,000)
Available for withdrawal	$45,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during Fiscal 2023:

Amount (thousands)
High balance	$180,000
Low balance	$—

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into the accounts receivable securitization facility (the "securitization facility"). The company amended the securitization facility 11 times since execution, most recently on February 13, 2023. On April 14, 2023, the company terminated the securitization facility with no outstanding borrowings. Under the securitization facility, a wholly-owned, bankruptcy-remote subsidiary purchased, on an ongoing basis, substantially all trade receivables of the company’s subsidiaries. The subsidiary pledged the receivables as collateral for the obligations under the securitization facility. In the event of liquidation of the subsidiary, its creditors were entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We included the subsidiary in our Consolidated Financial Statements. The securitization facility contained certain customary representations and warranties, affirmative and negative covenants, and events of default.

Optional principal repayments could be made at any time without premium or penalty. Interest was due 18 days after our reporting periods end in arrears on the outstanding borrowings and was computed as SOFR plus an applicable margin of 95 basis points. An unused fee of 40 basis points was applicable on the unused commitment at each reporting period. Financing costs paid at inception of the securitization facility and at the time amendments were executed were being amortized over the life of the securitization facility. The company incurred $0.2 million in financing costs during the third quarter of Fiscal 2022 for the tenth amendment. The balance of unamortized financing costs was $0.3 million on December 31, 2022, and was recorded in other assets on the Condensed Consolidated Balance Sheets. During the first quarter of Fiscal 2023, the company recognized $0.3 million in unamortized loan costs as a loss on extinguishment of debt upon the early termination of the securitization facility. These costs are recorded in interest expense on the Consolidated Statements of Income.

The table below presents the borrowings and repayments under the securitization facility during Fiscal 2023:

Amount (thousands)
Balance as of December 31, 2022	$—
Borrowings	28,000
Payments	(28,000)
Balance as of December 30, 2023	$—

Amounts available for withdrawal under the securitization facility were determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the securitization facility during Fiscal 2023:

Amount (thousands)
High balance	$28,000
Low balance	$—

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 30, 2023 and December 31, 2022, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $0.9 million and $1.1 million on December 30, 2023 and December 31, 2022, respectively and is recorded in other assets on the Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments. The table below presents the borrowings and repayments under the credit facility during Fiscal 2023:

Amount (thousands)
Balance as of December 31, 2022	$—
Borrowings	540,000
Payments	(540,000)
Balance as of December 30, 2023	$—

The table below presents the net amount available under the credit facility as of December 30, 2023:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during Fiscal 2023:

Amount (thousands)
High balance	$174,000
Low balance	$—

Aggregate debt maturities. Aggregate maturities of debt outstanding as of December 30, 2023, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2024	$—
2025	155,000
2026	400,000
2027	—
2028	—
Thereafter	500,000
Total	$1,055,000

Debt issuance costs and debt discount. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 30, 2023 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2031 notes	$500,000	$5,277	$494,723
2026 notes	400,000	1,579	398,421
Total	$900,000	$6,856	$893,144

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

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees could elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation through December 31, 2015. Effective January 1, 2016, employees may elect to defer up to 75% of their base salaries, any cash bonuses, and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP.

The amounts outstanding at December 30, 2023 and December 31, 2022 were as follows (amounts in thousands):

	December 30, 2023	December 31, 2022
Deferral elections outstanding	$27,578	$25,449
Current portion of deferral elections	(1,371)	(1,774)
Long-term portion of deferral elections	$26,207	$23,675

The current portion of deferral elections is included in the other accrued liabilities on the Consolidated Balance Sheets. The long-term portion of deferral elections is included in the other long-term liabilities on the Consolidated Balance Sheets.

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

No material guarantees or indemnifications have been entered into by the company through December 30, 2023.

Note 16. Variable Interest Entities

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of December 30, 2023 and December 31, 2022, there was $134.4 million and $144.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Note 17. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 3,000 and 3,400 IDPs’ distribution rights as of December 30, 2023 and December 31, 2022, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 30, 2023 and December 31, 2022, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 30, 2023	December 31, 2022
Distribution rights notes receivable	$133,335	$163,354
Current portion recorded in accounts and notes receivable, net	(9,764)	(26,472)
Long-term portion of distribution rights notes receivable	$123,571	$136,882

During the third quarter of Fiscal 2023, the company recorded a reserve of $14.9 million for the distributor notes receivable related to a legal settlement. The amount of reserve for the distributor notes receivable as of December 30, 2023 was $14.8 million. See Note 23, Commitments and contingencies, for additional information.

During Fiscal 2021, the company recorded a reserve of $1.9 million for the distributor notes receivable related to a legal settlement. The company commenced repurchasing the distribution rights during the second quarter of Fiscal 2022 and the reserve balance was $0.1 million at December 31, 2022. See Note 23, Commitments and contingencies, for additional information. Payments on these notes are collected by the company weekly in conjunction with the IDP settlement process.

The fair value of the company’s variable rate debt at December 30, 2023 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 15, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$494,723	$418,399	2
2026 notes	$398,421	$384,469	2

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

Stock Repurchase Plan

Previously, our Board of Directors had approved a Stock Repurchase Plan ("SRP") (on December 19, 2002) that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the company announced that the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. As of December 30, 2023, 22.5 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the SRP during our Fiscal 2023 (amounts in thousands except shares purchased):

Fiscal 2023 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 22, 2023	385,882	$10,981
For the quarter ended July 15, 2023	612,847	$15,263
For the quarter ended October 7, 2023	200,000	$4,647
For the quarter ended December 30, 2023	700,000	$14,910
Total	1,898,729	$45,801

As of December 30, 2023, 72.0 million shares at a cost of $733.3 million have been purchased since the inception of the SRP.

Dividends

During Fiscal 2023, 2022, and 2021, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 19, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2023	$192,435	$0.9100
Fiscal 2022	$184,241	$0.8700
Fiscal 2021	$175,669	$0.8300

Note 19. Stock-Based Compensation

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014 and authorized 8,000,000 shares to be used for awards under the Omnibus Plan. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards to provide our officers, key employees, and non-employee directors’ incentives and rewards for performance. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. All outstanding equity awards that were made under the EPIP will continue to be governed by the EPIP; however, all equity awards granted after May 21, 2014 are governed by the Omnibus Plan. No additional awards will be issued under the EPIP. On May 25, 2023, the company amended and restated the Omnibus Plan to register an additional 9,340,000 shares.

The following is a summary of restricted stock and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested TSR awards:

Award	Fiscal year vested	Payout (%)
2020 award	Fiscal 2023	148%
2019 award	Fiscal 2022	137%

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data. The 2021 TSR award is expected to payout at 127%.

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	365	3/1/2024	$26.75
10/10/2021	18	3/1/2024	$24.47
1/2/2022	331	3/1/2025	$31.97
4/24/2022	16	3/1/2025	$27.38
7/17/2022	3	3/1/2025	$27.06
10/9/2022	3	3/1/2025	$24.55
1/1/2023	338	3/1/2026	$33.52
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04
10/8/2023	40	3/1/2026	$21.43

As of December 30, 2023, there was $11.6 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.85 years.

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested ROIC awards:

Award	Fiscal year vested	Payout (%)
2020 award	Fiscal 2023	125%
2019 award	Fiscal 2022	125%

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2021 award is being expensed at our current estimated payout percentage of 125% of the ROI target, and the 2022 and 2023 awards are being expensed at 100% of the ROI target.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/03/2021	365	3/1/2024	$22.63
10/10/2021	18	3/1/2024	$24.47
1/2/2022	331	3/1/2025	$27.47
4/24/2022	16	3/1/2025	$27.38
7/17/2022	3	3/1/2025	$27.06
10/9/2022	3	3/1/2025	$24.55
1/1/2023	338	3/1/2026	$28.74
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04
10/8/2023	40	3/1/2026	$21.43

As of December 30, 2023, there was $10.3 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.85 years.

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

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for Fiscal 2023, 2022, and 2021 is set forth below (amounts in thousands, except price data):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	2,009	$25.83	1,972	$22.89	1,264	$21.85
Initial grant	824	$29.37	706	$29.41	766	$24.66
Vested	(868)	$23.51	(778)	$20.25	—	$—
Grant increase for achieving the ROIC modifier	79	$29.37	74	$29.41	—	$—
Grant increase for achieving the TSR modifier	152	$29.37	110	$29.41	—	$—
Forfeitures	(179)	$27.80	(75)	$25.48	(58)	$23.27
Balance at end of year	2,017	$27.70	2,009	$25.83	1,972	$22.89

As of December 30, 2023, there was $22.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.85 years.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”). These awards vest on the fifth of January each year in equal installments over a three-year period beginning in Fiscal 2020. Dividends earned on shares are held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

On May 23, 2019, the company’s CEO was granted TBRSU Shares of approximately $1.0 million pursuant to the Omnibus Plan. This award vested 100% during the second quarter of Fiscal 2023. Dividends accrued on the award and were paid to the CEO on the vesting date. There were 43,330 shares issued for this award at a fair value of $23.08 per share.

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/3/2021	256	Equally over 3 years	$22.63
10/10/2021	6	Equally over 3 years	$24.79
1/2/2022	205	Equally over 3 years	$27.47
1/1/2023	220	Equally over 3 years	$28.74
2/27/2023	11	1/5/2024	$28.33
9/1/2023	54	Equally over 3 years	$23.04
9/17/2023	10	Equally over 3 years	$22.90

The TBRSU Shares activity for Fiscal 2023, 2022 and Fiscal 2021 is set forth below (amounts in thousands, except price data):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	462	$24.62	492	$21.87	387	$20.64
Granted	295	$27.47	205	$27.47	262	$22.68
Vested	(251)	$23.78	(215)	$21.03	(137)	$19.98
Forfeitures	(33)	$26.87	(20)	$24.39	(20)	$21.56
Nonvested shares at end of year	473	$26.67	462	$24.62	492	$21.87

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During Fiscal 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 common shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the fourth quarter of Fiscal 2023. During the first quarter of Fiscal 2022, non-employee directors elected to receive, and were granted, an aggregate grant of 3,640 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2023. Non-employee directors received 14,249 shares of previously deferred board retainer deferrals during Fiscal 2023.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2023, non-employee directors were granted 59,400 shares for their annual grant pursuant to the Omnibus Plan. Additionally, during the third quarter of Fiscal 2023, an aggregate of 4,660 shares were granted to two newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan. During the second quarter of Fiscal 2022, non-employee directors were granted 58,300 shares, of which 15,900 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2023. Non-employee directors received 5,780 shares of previously deferred annual grant awards during Fiscal 2023. A prorated amount of 1,980 shares vested on August 31, 2023 at the time a non-employee director resigned from the Board of Directors.

Compensation expense is recorded on deferred stock over the vesting period.

The deferred and restricted stock activity for Fiscal 2023, 2022, and 2021 is set forth below (amounts in thousands, except price data):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	62	$27.37	67	$24.00	52	$23.21
Granted	68	$26.26	62	$27.37	69	$23.96
Vested	(62)	$27.37	(67)	$24.00	(54)	$23.19
Nonvested shares at end of year	68	$26.26	62	$27.37	67	$24.00
Vested and deferred shares at end of year (1)	214		212		208
(1)
The vested and deferred shares at the end of the year include 71,237 shares, 82,779 shares, and 89,949 shares granted and deferred under the EPIP for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

The vested and deferred shares at the end of the year include 142,582 shares, 128,978 shares, and 118,360 shares granted and deferred under the Omnibus Plan for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

As of December 30, 2023, there was $0.6 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.40 years. The intrinsic value of deferred stock awards that vested during Fiscal 2023 was $1.6 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2023.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administrative expense, for Fiscal 2023, 2022, and 2021 (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Performance-contingent restricted stock awards	$19,654	$18,943	$15,061
TBRSU shares	6,381	5,184	4,747
Deferred stock awards	910	1,695	1,535
Total stock-based compensation expense	$26,945	$25,822	$21,343

Note 20. Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for Fiscal 2023, 2022, and 2021 (amounts in thousands, except per share data):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net income	$123,416	$228,394	$206,187
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,630	211,895	211,840
Basic earnings per common share	$0.58	$1.08	$0.97
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,630	211,895	211,840
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,726	1,332	1,193
Diluted weighted average shares outstanding per common share	213,356	213,227	213,033
Diluted earnings per common share	$0.58	$1.07	$0.97

There were 287,510 anti-dilutive shares for Fiscal 2023 and no anti-dilutive shares for Fiscal 2022 or Fiscal 2021.

Note 21. Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 30, 2023 and December 31, 2022 (amounts in thousands):

	December 30, 2023	December 31, 2022
Noncurrent benefit asset	$6,494	$4,902
Current benefit liability	$699	$710
Noncurrent benefit liability	$5,798	$5,814
AOCI, net of tax	$(342)	$(625)

The company made contributions of $1.0 million to the Flowers Foods, Inc. Retirement Plan No. 2 (“Plan No. 2”) during Fiscal 2023 and Fiscal 2022. There were no contributions made by the company to any plan during Fiscal 2021.

Pension Plans

The company maintains a trusteed, noncontributory defined benefit pension plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. This qualified plan is funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”).

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

The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. As of December 31, 2023 and December 31, 2022, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.4 million for Fiscal 2024.

The net periodic pension cost (income) for the company’s pension plans includes the following components for Fiscal 2023, 2022, and 2021 (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Service cost	$682	$1,188	$971
Interest cost	1,304	884	758
Expected return on plan assets	(1,561)	(1,874)	(1,867)
Settlement loss	—	—	403
Amortization:
Prior service cost	57	57	57
Actuarial loss	173	461	742
Net periodic pension cost	655	716	1,064
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial gain	(815)	(3,049)	(1,288)
Settlement loss	—	—	(403)
Amortization of prior service cost	(57)	(57)	(57)
Amortization of actuarial loss	(173)	(461)	(742)
Total recognized in OCI	(1,045)	(3,567)	(2,490)
Total recognized in net periodic benefit and OCI	$(390)	$(2,851)	$(1,426)

Actual return on plan assets for Fiscal 2023, 2022, and 2021 was $3.3 million, $(4.3) million, and $1.9 million, respectively.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 30, 2023	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$25,169	$34,790
Service cost	682	1,188
Interest cost	1,304	884
Actuarial loss (gain)	953	(9,253)
Benefits paid	(3,282)	(2,440)
Benefit obligation at end of year	$24,826	$25,169
Change in plan assets:
Fair value of plan assets at beginning of year	$28,090	$33,589
Actual return (loss) on plan assets	3,328	(4,330)
Employer contribution	1,268	1,271
Benefits paid	(3,282)	(2,440)
Fair value of plan assets at end of year	$29,404	$28,090
Funded status, end of year:
Fair value of plan assets	$29,404	$28,090
Benefit obligations	(24,826)	(25,169)
Funded status and amount recognized at end of year	$4,578	$2,921
Amounts recognized in the balance sheet:
Noncurrent asset	$6,494	$4,902
Current liability	(248)	(250)
Noncurrent liability	(1,668)	(1,731)
Amount recognized at end of year	$4,578	$2,921
Amounts recognized in AOCI:
Net actuarial loss before taxes	$3,415	$4,403
Prior service cost before taxes	84	141
Amount recognized at end of year	$3,499	$4,544

Accumulated benefit obligation at end of year	$23,764	$24,192

The actuarial gain/(loss) on defined benefit obligations of the employer due to experience, including any assumption changes, different from assumed, and the reasons for such (gain)/loss, can be found in the table below for Fiscal 2023, 2022 and 2021 (amounts in thousands).

	Amount of (Gain)/Loss on Defined Benefit Obligation	Reasons for (Gain)/Loss
Fiscal 2023	$953	Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 33 basis points).
Fiscal 2022	$(9,253)	Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 260 basis points).
Fiscal 2021	$(1,228)

Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 30 basis points); Loss from change in mortality assumption scale from MP-2020 to MP-2021.

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2023	12/31/2022	12/31/2021
Discount rate	5.32%	5.65%	3.06%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2023	1/1/2022	1/1/2021
Discount rate	5.65%	3.06%	2.78%
Expected return on plan assets	5.90%	5.90%	5.70%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Based on these factors the expected long-term rate of return assumption for Plan No. 2 was set at 5.9% for Fiscal 2024. This rate is net of administrative expenses paid from the trust, assumed to be 0.4% per annum. The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 7.9% (net of expenses).

Plan Assets

The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2023 and December 31, 2022, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2023
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$501	$—	$—	$501
Common stocks:
International common stocks	2,401	—	—	2,401
U.S. common stocks	4,425	—	—	4,425
Fixed income securities:
U.S. government bonds	—	—	—	—
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	22,077	—	—	22,077
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$29,404	$—	$—	$29,404

	Fair value of Pension Plan Assets as of December 31, 2022
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$622	$—	$—	$622
Common stocks:
International common stocks	2,788	—	—	2,788
U.S. common stocks	4,956	—	—	4,956
Fixed income securities:
U.S. government bonds	14,975	—	—	14,975
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	4,749	—	—	4,749
International corporate bonds	—	—	—	—
Pending transactions(*)	—	—	—	—
Other assets and (liabilities)(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$28,090	$—	$—	$28,090

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

The plan asset allocation as of the measurement dates December 31, 2023 and December 31, 2022, and target asset allocations for Fiscal 2024 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2024	2023	2022
Equity securities	23%	23	28
Fixed income securities	75%	75	70
Short term investments and cash	2%	2	2
Total		100.0	100.0

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2023	$268	$1,000	$1,268
2022	$271	$1,000	$1,271
2021	$271	$—	$271

All contributions are made in cash. The required contributions made during Fiscal 2023 include $0.3 million in nonqualified pension benefits paid from corporate assets. The discretionary contribution of $1.0 million made to the qualified plan during Fiscal 2023 was not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time to make the contribution to reduce the impact of future contributions. During Fiscal 2024, the company expects to pay $0.3 million in nonqualified pension benefits from corporate assets. There are no expected contributions to Plan No. 2 that are required under ERISA and the PPA during Fiscal 2024; however, the company may make a discretionary contribution if appropriate based on cash, tax or other considerations. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during Fiscal 2023, 2022, and 2021 and expected to be paid from Fiscal 2024 through Fiscal 2033. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2021	$3,361	*
2022	$2,440	^
2023	$3,282	+
Estimated Future Payments:
2024	$4,744
2025	$2,233
2026	$1,963
2027	$1,971
2028	$1,746
2029 – 2033	$7,674

* Includes $1.7 million from Plan No. 2 paid as lump sums.

^ Includes $0.9 million from Plan No. 2 paid as lump sums.

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

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for Fiscal 2023, 2022, and 2021 (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Service cost	$177	$214	$337
Interest cost	239	112	119
Amortization:
Prior service credit	(234)	(237)	(3)
Actuarial gain	(247)	(176)	(211)
Total net periodic benefit (income) cost	(65)	(87)	242
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial loss (gain)	187	(620)	238
Current year prior service credit	—	—	(2,214)
Amortization of actuarial gain	247	176	211
Amortization of prior service credit	234	237	3
Total recognized in OCI	668	(207)	(1,762)
Total recognized in net periodic cost (benefit) and OCI	$603	$(294)	$(1,520)

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	December 30, 2023	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$4,542	$5,572
Service cost	177	214
Interest cost	239	112
Participant contributions	282	392
Actuarial loss (gain)	187	(620)
Benefits paid	(847)	(1,128)
Benefit obligation at end of year	$4,580	$4,542
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	565	736
Participant contributions	282	392
Benefits paid	(847)	(1,128)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(4,580)	(4,542)
Unfunded status and amount recognized at end of year	$(4,580)	$(4,542)
Amounts recognized in the balance sheet:
Current liability	$(451)	$(459)
Noncurrent liability	(4,130)	(4,083)
Amount recognized at end of year	$(4,581)	$(4,542)
Amounts recognized in AOCI:
Net actuarial gain before taxes	$(1,297)	$(1,730)
Prior service credit before taxes	(1,745)	(1,979)
Amounts recognized in AOCI	$(3,042)	$(3,709)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2023	12/31/2022	12/31/2021
Discount rate	5.09%	5.43%	2.60%
Health care cost trend rate used to determine benefit obligations:
Initial rate	7.00%	7.00%	6.25%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2032	2031	2027
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2023	1/1/2022	1/1/2021
Discount rate	5.43%	2.60%	2.11%
Health care cost trend rate used to determine net periodic cost:
Initial rate	7.00%	6.25%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2031	2027	2027

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2021	$931
2022	$736
2023	$565
2024 (Expected)	$463

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.5 million expected funding for postretirement benefit plans during 2024 will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.3 million, $0.4 million, and $0.5 million for Fiscal 2023, 2022, and 2021, respectively.

Benefit Payments

The following are benefits paid by the company during Fiscal 2023, 2022, and 2021 and expected to be paid from Fiscal 2024 through Fiscal 2033. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2021	$931
2022	$736
2023	$565
Estimated Future Payments:
2024	$463
2025	$483
2026	$511
2027	$504
2028	$513
2029 – 2033	$2,326

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.3 million for Fiscal 2023, $0.7 million for Fiscal 2022, and $1.0 million for Fiscal 2021.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2023, 2022, and 2021. There are no contractually required minimum contributions to the plans as of December 30, 2023.

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

The company’s participation in these multiemployer plans for Fiscal 2023 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2023 and 2022 is for the plan’s year-end at December 31, 2023 and December 31, 2022, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2023	2022	2021	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2023	2022	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	—	Red	Yes	—	125	136	No	^
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	—	—	Yes	—	—	211	No	*
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	288	258	266	No	2/7/2027

^ The union employees withdrew from the fund effective November 1, 2022.

* The union employees withdrew from the fund effective December 1, 2021.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During Fiscal 2023, 2022, and 2021, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2023	$31,378
Fiscal 2022	$29,425
Fiscal 2021	$28,081

Note 22. Income Taxes

The company’s provision for income tax expense (benefit) consists of the following for Fiscal 2023, 2022, and 2021 (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current Taxes:
Federal	$63,351	$54,462	$46,018
State	13,680	14,409	11,790
	77,031	68,871	57,808
Deferred Taxes:
Federal	(36,474)	3,508	6,946
State	(6,866)	(2,062)	(169)
	(43,340)	1,446	6,777
Income tax expense	$33,691	$70,317	$64,585

Income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% because of the effect of the following items for Fiscal 2023, 2022 and 2021 (amounts in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Tax at U.S. federal income tax rate	$32,992	$62,729	$56,862
State income taxes, net of federal income tax benefit	5,383	9,754	9,181
Net share-based windfalls	(1,960)	(2,219)	(104)
Excess executive compensation	1,950	2,218	1,480
Tax credits	(2,655)	(2,263)	(2,506)
Other	(2,019)	98	(328)
Income tax expense	$33,691	$70,317	$64,585

In Fiscal 2023, 2022 and 2021, the most significant difference in the effective rate and the statutory rate was state income taxes.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 30, 2023	December 31, 2022
Self-insurance	$8,478	$6,507
Compensation and employee benefits	10,292	9,991
Deferred income	2,643	3,834
Loss and credit carryforwards	13,111	13,138
Equity-based compensation	8,636	7,692
Legal accrual	33,407	1,369
Pension and postretirement benefits	—	384
Financing and operating lease right-of-use liabilities	72,011	72,470
Capitalized software and research and development costs	32,519	14,898
Other	9,975	7,101
Valuation allowance	(1,586)	(1,030)
Deferred tax assets	189,486	136,354
Depreciation	(77,931)	(74,402)
Intangibles	(125,555)	(119,380)
Financing and operating lease right-of-use assets	(69,987)	(70,385)
Hedging	(322)	(700)
Pension and postretirement benefits	(143)	—
Other	(6,793)	(6,319)
Deferred tax liabilities	(280,731)	(271,186)
Net deferred tax liability	$(91,245)	$(134,832)

During Fiscal 2022, the company recorded a $14.9 million deferred tax asset for the then newly effective legislation requiring capitalization of certain expenses. This enactment required expenses related to research and development activities and certain information technology costs, which were previously deductible, to be capitalized and amortized for tax purposes. The resulting cumulative deferred tax asset of $32.5 million is reflected in the 2023 balances.

In Fiscal 2023, the company recorded a deferred tax asset, in the amount of $33.4 million, related to a legal settlement accrued during the year for the repurchase of distribution rights. See Note 23, Commitments and Contingencies, for details of this settlement.

The company has a deferred tax asset of $2.2 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $3.3 million related to state net operating loss carryforwards with expiration dates from Fiscal 2024 through Fiscal 2040, and $7.6 million for credit carryforwards with expiration dates from Fiscal 2027 through Fiscal 2034. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance of $1.6 million has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary. See Note 2, Summary of Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

The company did not have any unrecognized tax benefits for fiscal years 2023, 2022 and 2021. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had no accrued interest balance at December 30, 2023 and December 31, 2022.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2020, and with limited exceptions, for years prior to 2019 in state jurisdictions.

Note 23. Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $38.0 million and $30.6 million related to self-insurance reserves at December 30, 2023 and December 31, 2022, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending 24 complaints filed by IDPs alleging that they were misclassified as independent contractors. Eight of these lawsuits seek class and/or collective action treatment. The remaining sixteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in three of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On August 29, 2023, the company reached an agreement to settle this and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California). The settlement provides for a $55 million common fund to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also requires a phased repurchase of distribution rights associated with approximately 350 territories in California. Once completed, the company plans to service its California market with an employment model. The repurchase of distribution rights is anticipated to be completed by the first quarter of Fiscal 2025. The company estimates the repurchase cost of the 350 territories, along with 50 additional California territories that are not part of the settlement, to be approximately $80.2 million (of which $65.3 million was originally included in other accrued liabilities and the remaining $14.9 million in a contra account to notes receivable. These amounts are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023. The terms of the settlement require court approval.

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

The company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model. The list below details settled lawsuits that impacted the company's presented financial statements since Fiscal 2021:

Case Name	Case No.	Venue	Date Filed	Comments
Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC	1:15-cv-00493	U.S. District Court District of Maine	12/3/2015

On April 26, 2022, the Court approved an agreement to settle this and two companion cases pending in the U.S. District Court for the District of Maine – Bowen et al. v. Flowers Foods, Inc. et al. (No. 1:20-cv-00411); and Aucoin et al. v. Flowers Foods, Inc. et al (No. 1:20-cv-00410) – for a payment of $16.5 million, comprised of $9.0 million in settlement funds and $7.5 million in attorneys’ fees. The settlement was paid during the second quarter of Fiscal 2022. The settlement also required a phased repurchase of approximately 75 distribution rights in Maine which the company began servicing using company sales employees. The company estimated this cost to be $6.6 million (of which $4.7 million was originally included in other accrued liabilities and the remainder as a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during the third quarter of Fiscal 2021.

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

Note 24. Subsequent Events

The company has evaluated subsequent events since December 30, 2023, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend. On February 16, 2024, the Board of Directors declared a dividend of $0.23 per share on the company’s common stock to be paid on March 15, 2024 to shareholders of record on March 1, 2024.