Form 10-Q
period 2024-04-20
FLOWERS FOODS INC
filed 2024-05-16
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2024

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

As of May 10, 2024, the registrant had 211,141,599 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to implement and achieve our corporate responsibility goals in accordance with regulatory requirements and expectations of stakeholders, suppliers, and customers;
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

The foregoing list of important factors does not include all such factors, nor does it necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 30, 2023 (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 20, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$15,818	$22,527
Accounts and notes receivable, net of allowances of $32,810 and $33,386, respectively	359,481	328,246
Inventories, net:
Raw materials	63,610	72,941
Packaging materials	27,518	28,743
Finished goods	84,875	82,813
Inventories, net	176,003	184,497
Spare parts and supplies	88,579	86,386
Other	48,523	66,057
Total current assets	688,404	687,713
Property, plant and equipment:
Property, plant and equipment	2,531,910	2,500,531
Less: accumulated depreciation	(1,572,814)	(1,537,550)
Property, plant and equipment, net	959,096	962,981
Financing lease right-of-use assets	336	130
Operating lease right-of-use assets	294,203	276,734
Notes receivable from independent distributor partners	118,191	123,571
Assets held for sale	26,769	21,799
Other assets	14,245	18,487
Goodwill	679,896	677,796
Other intangible assets, net	648,026	657,742
Total assets	$3,429,166	$3,426,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	153	99
Current maturities of operating leases	57,610	47,507
Accounts payable	303,583	318,600
Other accrued liabilities	261,048	292,946
Total current liabilities	622,394	659,152

Noncurrent long-term debt	1,043,543	1,048,144
Noncurrent financing lease obligations	40	23
Noncurrent operating lease obligations	247,387	236,872
Total long-term debt and right-of-use lease liabilities	1,290,970	1,285,039
Other liabilities:
Postretirement/post-employment obligations	5,700	5,798
Deferred taxes	98,373	91,245
Other long-term liabilities	35,849	33,937
Total other long-term liabilities	139,922	130,980
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,587,986 shares and 18,309,359 shares, respectively	(273,115)	(281,318)
Capital in excess of par value	693,855	699,808
Retained earnings	954,409	932,472
Accumulated other comprehensive income	532	621
Total stockholders’ equity	1,375,880	1,351,782
Total liabilities and stockholders’ equity	$3,429,166	$3,426,953

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Sales	$1,576,818	$1,534,493
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	797,186	800,852
Selling, distribution and administrative expenses	625,251	591,943
Depreciation and amortization	48,235	43,735
Impairment of assets	4,000	—
Restructuring charges	598	4,195
Income from operations	101,548	93,768
Interest expense	11,301	10,837
Interest income	(5,690)	(6,951)
Other components of net periodic pension and postretirement benefit plans credit	(158)	(83)
Income before income taxes	96,095	89,965
Income tax expense	23,052	19,255
Net income	$73,043	$70,710
Net income per common share:
Basic:
Net income per common share	$0.35	$0.33
Weighted average shares outstanding	211,078	211,769
Diluted:
Net income per common share	$0.34	$0.33
Weighted average shares outstanding	212,114	213,397
Cash dividends paid per common share	$0.2300	$0.2200

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Net income	$73,043	$70,710
Other comprehensive loss, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(41)	(42)
Amortization of actuarial gain included in net income	(32)	(17)
Pension and postretirement plans, net of tax	(73)	(59)
Derivative instruments:
Net change in fair value of derivatives	(566)	(3,044)
Loss reclassified to net income	550	940
Derivative instruments, net of tax	(16)	(2,104)
Other comprehensive loss, net of tax	(89)	(2,163)
Comprehensive income	$72,954	$68,547

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 20, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782
Net income				73,043				73,043
Derivative instruments, net of tax					(16)			(16)
Pension and postretirement plans, net of tax					(73)			(73)
Amortization of stock-based compensation awards			11,129					11,129
Issuance of deferred compensation			(19)			1,259	19	—
Time-based restricted stock units issued (Note 17)			(3,849)			250,501	3,849	—
Performance-contingent restricted stock awards issued (Note 17)			(12,884)			836,621	12,884	—
Issuance of deferred stock awards			(330)			21,283	330	—
Share repurchases						(388,291)	(8,879)	(8,879)
Dividends paid on vested stock-based payment awards				(2,546)				(2,546)
Dividends paid — $0.2300 per common share				(48,560)				(48,560)
Balances at April 20, 2024	228,729,585	$199	$693,855	$954,409	$532	(17,587,986)	$(273,115)	$1,375,880

	For the Sixteen Weeks Ended April 22, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				70,710				70,710
Derivative instruments, net of tax					(2,104)			(2,104)
Pension and postretirement plans, net of tax					(59)			(59)
Amortization of stock-based compensation awards			9,836					9,836
Issuance of deferred compensation			(13)			852	13	—
Time-based restricted stock awards issued (Note 17)			(2,986)			207,892	2,986
Performance-contingent restricted stock awards issued (Note 17)			(12,508)			867,944	12,508	—
Issuance of deferred stock awards			(134)			9,324	134	—
Share repurchases						(385,882)	(10,981)	(10,981)
Dividends paid on vested share-based payment awards				(2,498)				(2,498)
Dividends paid — $0.2200 per common share				(46,602)				(46,602)
Balances at April 22, 2023	228,729,585	$199	$684,154	$1,025,881	$(689)	(16,895,489)	$(247,953)	$1,461,592

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$73,043	$70,710
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,129	9,836
Loss reclassified from accumulated other comprehensive income to net income	886	1,407
Depreciation and amortization	48,235	43,735
Deferred income taxes	6,951	1,868
Impairment of assets	4,000	—
Provision for inventory obsolescence	3,971	921
Allowances for accounts receivable	2,445	4,341
Pension and postretirement plans cost	123	182
Other	481	685
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,833)	(18,201)
Inventories	4,523	(14,552)
Hedging activities	(1,202)	(2,334)
Accounts payable	(16,499)	(9,285)
Other assets and accrued liabilities	(104)	(31,361)
NET CASH PROVIDED BY OPERATING ACTIVITIES	105,149	57,952
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,332)	(33,958)
Proceeds from sale of property, plant and equipment	60	96
Repurchase of independent distribution rights	(5,524)	(2,150)
Cash paid at issuance of notes receivable	(5,071)	(6,887)
Principal payments from notes receivable	7,932	12,113
Acquisition of business	—	(270,451)
Other investing activities	8	30
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(35,927)	(301,207)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(51,106)	(49,100)
Stock repurchases	(8,879)	(10,981)
Change in bank overdrafts	(10,701)	(4,261)
Proceeds from debt borrowings	117,500	487,900
Debt obligation payments	(122,500)	(316,900)
Payments on financing leases	(95)	(599)
Payments for financing fees	(150)	(218)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(75,931)	105,841
Net decrease in cash and cash equivalents	(6,709)	(137,414)
Cash and cash equivalents at beginning of period	22,527	165,134
Cash and cash equivalents at end of period	$15,818	$27,720

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 20, 2024 and April 22, 2023 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 30, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023 (the “Form 10-K”).

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine and the conflict in the Middle East on our business. Our results through the first quarter of Fiscal 2024 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. However, we have experienced significant input cost inflation during the previous two fiscal years which has partially offset the more optimized sales mix. We implemented price increases during the first quarter of Fiscal 2023 and in the second quarter of Fiscal 2023 to mitigate these cost pressures. Commodity cost inflation began to moderate in the latter half of Fiscal 2023 and has continued during the first quarter of Fiscal 2024.

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

During the first quarter of Fiscal 2024, the company's qualitative assessment of the fair value of Base Culture indicated the investment may be impaired. Additional quantitative analysis of Base Culture indicated a fair value of approximately $1.5 million of the company’s interest. The company recognized an impairment loss of $4.0 million during the first quarter of Fiscal 2024 which is reported in the Impairment of assets line item of the Condensed Consolidated Statements of Income. The company also recognized an impairment loss of $5.5 million during the fourth quarter of Fiscal 2023. The losses recognized represent the difference between the estimated fair value and the company’s original carrying value. The current carrying value is approximately $1.5 million.

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

Fiscal 2024 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2024 (sixteen weeks), second quarter ending July 13, 2024 (twelve weeks), third quarter ending October 5, 2024 (twelve weeks) and fourth quarter ending December 28, 2024 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 20, 2024 and April 22, 2023. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
	(% of Sales)
Total	22.5	22.1

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.8% and 20.3%, on a consolidated basis, as of April 20, 2024 and December 30, 2023, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these costs incurred related to these initiatives was $3.7 million and $6.2 million for the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the sixteen weeks ended April 20, 2024.

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

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The company is determining the impact on our business.

On December 14, 2023, The FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The company is determining the impact on our business.

On March 29, 2024, the FASB issued ASU 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements" which removes references to the Board's concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board's standing project to make codification updated for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure guidance, and other minor improvements. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. The company is determining the impact on our business.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("2024 RIF") and other optimization initiatives expected to be completed in Fiscal 2024. The company expects additional 2024 RIF and other restructuring costs of approximately $7.0 million to $10.0 million. The company also incurred consulting costs associated with implementing the restructuring program.

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the "2023 VSIP"), reduction-in-force, and employee relocation costs. There were no additional costs incurred during Fiscal 2024.

The table below presents the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Sixteen Weeks Ended	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Restructuring charges:
2023 VSIP	$—	$3,927
2024 RIF	598	—
Relocation costs	—	268
Restructuring charges (1)	598	4,195
Restructuring-related implementation costs (2)	1,344	—
Total restructuring charges	$1,942	$4,195

(1)
Presented on our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	2023 VSIP	2024 RIF	Total
Liability balance at December 30, 2023	$1,429	$—	$1,429
Charges	—	598	598
Cash payments	(1,429)	(242)	(1,671)
Liability balance at April 20, 2024	$—	$356	$356

4. ACQUISITION

On February 17, 2023, the company completed the acquisition of the Papa Pita for total consideration of approximately $274.8 million, inclusive of net working capital adjustments. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred additional acquisition costs of $3.2 million during the sixteen weeks ended April 22, 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The company also recognized a $2.1 million goodwill measurement period adjustment related to an environmental and emissions liability during the first quarter of Fiscal 2024.

The following table summarizes the consideration paid for Papa Pita based on the fair value at the acquisition date. This table is based on the valuations for the assets acquired (the company did not acquire any cash), liabilities assumed, and the allocated intangible assets and goodwill (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$270,258
Working capital adjustments	4,497
Total consideration	$274,755

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$104,118
Identifiable intangible assets	27,100
Financial assets	14,250
Liabilities assumed	(5,365)
Net recognized amounts of identifiable assets acquired	140,103
Goodwill	$134,652

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Amortization Method
Trademarks	$4,600	20.0	Straight-line
Customer relationships	22,200	25.0	Sum of year digits
Noncompete agreements	300	4.0	Straight-line
Total intangible assets	$27,100	23.9

5. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation and IT equipment. The quantitative disclosures for our leases follow below.

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Lease modifications and renewals	$16,465	$17,348
Lease terminations	$1,331	$36

The lease modifications and renewals for the sixteen weeks ended April 20, 2024 include renewals of multiple warehouse leases. The lease modifications and renewals for the sixteen weeks ended April 22, 2023 include $10.6 million related to a 10-year extension for a freezer storage lease that occurred during our first quarter of Fiscal 2023.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 20, 2024 and April 22, 2023 were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Lease cost:
Amortization of right-of-use assets	$87	$524
Interest on lease liabilities	2	16
Operating lease cost	21,079	19,318
Short-term lease cost	703	825
Variable lease cost	13,777	10,924
Total lease cost	$35,648	$31,607

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$2	$16
Operating cash flows from operating leases	$22,461	$21,134
Financing cash flows from financing leases	$95	$599
Right-of-use assets obtained in exchange for new financing lease liabilities	$140	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,003	$17,628

Weighted-average remaining lease term (years):
Financing leases	1.5
Operating leases	7.1
Weighted-average IBR (percentage):
Financing leases	2.9
Operating leases	4.3

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 20, 2024 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2024	$47,991	$142
2025	68,777	26
2026	50,752	15
2027	42,644	10
2028	33,239	4
2029 and thereafter	111,647	—
Total minimum lease payments	355,050	197
Less: amount of lease payments representing interest	(50,053)	(4)
Present value of future minimum lease payments	304,997	193
Less: current obligations under leases	(57,610)	(153)
Long-term lease obligations	$247,387	$40

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 20, 2024 and April 22, 2023, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 20, 2024	April 22, 2023	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$153	$153	Interest expense
Commodity contracts	(886)	(1,407)	Cost of sales, Note 3
Total before tax	(733)	(1,254)	Total before tax
Tax benefit	183	314	Income tax expense
Total net of tax	(550)	(940)	Net of tax
Pension and postretirement plans:
Prior-service credits	54	55	Note 1
Actuarial gain losses	42	23	Note 1
Total before tax	96	78	Total before tax
Tax expense	(23)	(19)	Income tax expense
Total net of tax	73	59	Net of tax
Total reclassifications	$(477)	$(881)	Net of tax

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

During the sixteen weeks ended April 20, 2024, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2023	$963	$(342)	$621
Other comprehensive loss before reclassifications	(566)	—	(566)
Reclassified to earnings from AOCI	550	(73)	477
AOCI at April 20, 2024	$947	$(415)	$532

During the sixteen weeks ended April 22, 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 1, 2022	$2,099	$(625)	$1,474
Other comprehensive income before reclassifications	(3,044)	—	(3,044)
Reclassified to earnings from AOCI	940	(59)	881
AOCI at April 22, 2023	$(5)	$(684)	$(689)

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

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Gross loss reclassified from AOCI into net income	$(886)	$(1,407)
Tax benefit	221	352
Net of tax	$(665)	$(1,055)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 20, 2024 and December 30, 2023, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 20, 2024	December 30, 2023
Goodwill	$679,896	$677,796
Amortizable intangible assets, net	520,926	530,642
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,327,922	$1,335,538

The changes in the carrying amount of goodwill during the sixteen weeks ended April 20, 2024, during which time we finalized the purchase accounting for the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 30, 2023	$677,796
Measurement period adjustment (see Note 4, Acquisition)	2,100
Balance as of April 20, 2024	$679,896

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of $274.8 million, inclusive of a net working capital adjustment payment. The acquisition included several amortizable intangible assets which total $27.1 million and are included in the table below. See Note 4, Acquisition, for details of the assets and the respective amortization period by category.

As of April 20, 2024 and December 30, 2023, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 20, 2024			December 30, 2023
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$112,137	$369,578	$481,715	$107,562	$374,153
Customer relationships	340,221	189,309	150,912	340,221	184,222	155,999
Non-compete agreements	5,454	5,229	225	5,454	5,206	248
Distributor relationships	4,123	3,912	211	4,123	3,881	242
Total	$831,513	$310,587	$520,926	$831,513	$300,871	$530,642

Aggregate amortization expense for the sixteen weeks ended April 20, 2024 and April 22, 2023 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 20, 2024	$9,716
For the sixteen weeks ended April 22, 2023	$9,723

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2024	$21,691
2025	$30,747
2026	$28,891
2027	$27,242
2028	$25,610

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 20, 2024 and December 30, 2023. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 2,900 and 3,000 IDPs’ distribution rights as of April 20, 2024 and December 30, 2023, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 20, 2024	$5,690
For the sixteen weeks ended April 22, 2023	$6,951

At April 20, 2024 and December 30, 2023, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 20, 2024	December 30, 2023
Distributor notes receivable	$128,802	$133,335
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(10,611)	(9,764)
Long-term portion of distributor notes receivable	$118,191	$123,571

The distributor notes receivable balance as of April 20, 2024 and December 30, 2023 include a reserve of $13.4 million and $14.8 million, respectively, related to a legal settlement. See Note 15, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at April 20, 2024 approximates the recorded value. The fair value of the company’s 2.400% senior notes due 2031 (the "2031 notes") and 3.500% senior notes due 2026 (the “2026 notes”), as discussed in Note 13, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$494,947	$407,195	2
2026 notes	$398,596	$380,500	2

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

As of April 20, 2024, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$16	$—	$—	$16
Other long-term	—	—	—	—
Total	16	—	—	16

Liabilities:
Other current	(1,675)	—	—	(1,675)
Other long-term	(26)	—	—	(26)
Total	(1,701)	—	—	(1,701)
Net Fair Value	$(1,685)	$—	$—	$(1,685)

As of December 30, 2023, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$55	$—	$—	$55
Other long-term	—	—	—	—
Total	55	—	—	55

Liabilities:
Other current	(1,918)	—	—	(1,918)
Other long-term	(2)	—	—	(2)
Total	(1,920)	—	—	(1,920)
Net Fair Value	$(1,865)	$—	$—	$(1,865)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2025. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 20, 2024 and December 30, 2023, respectively, qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 20, 2024		December 30, 2023		April 20, 2024		December 30, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$16	Other current assets	$55	Other accrued liabilities	$1,675	Other accrued liabilities	$1,918
Commodity contracts	Other assets	—	Other assets	—	Other long-term liabilities	26	Other long-term liabilities	2
Total		$16		$55		$1,701		$1,920

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 20, 2024	April 22, 2023	into Income (Effective Portion)(2)	April 20, 2024	April 22, 2023
Interest rate contracts	$—	$—	Interest expense	$115	$115
Commodity contracts	(566)	(3,044)	Production costs(3)	(665)	(1,055)
Total	$(566)	$(3,044)		$(550)	$(940)

1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively, related to the company’s commodity risk hedges.

At April 20, 2024, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$10	$2,202	$2,212
Expiring in 2024	(1,235)	—	(1,235)
Expiring in 2025	(30)	—	(30)
Total	$(1,255)	$2,202	$947

Derivative Transactions Notional Amounts

As of April 20, 2024, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$10,565
Soybean oil contracts	11,412
Natural gas contracts	1,693
Corn contracts	398
Total	$24,068

The company’s derivative instruments contain no credit-risk related contingent features at April 20, 2024. As of April 20, 2024 and December 30, 2023, the company had $5.5 million and $6.3 million, respectively, in other current assets representing collateral for hedged positions. As of April 20, 2024 and December 30, 2023, the company had $2.1 million and $3.2 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 20, 2024	December 30, 2023
Prepaid assets	$2,559	$4,042
Service contracts	24,473	27,102
Prepaid insurance	2,790	6,546
Prepaid marketing and promotions	1,386	4,458
Collateral to counterparties for derivative positions	5,450	6,333
Income taxes receivable	10,770	17,362
Other	1,095	214
Total	$48,523	$66,057

Other non-current assets consist of (amounts in thousands):

	April 20, 2024	December 30, 2023
Unamortized financing fees	$1,109	$1,125
Investments	2,426	2,443
Investment in unconsolidated affiliate	1,481	5,481
Deposits	2,665	2,789
Noncurrent postretirement benefit plan asset	6,428	6,494
Other	136	155
Total	$14,245	$18,487

11. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 20, 2024	December 30, 2023
Employee compensation	$28,311	$28,000
Employee vacation	20,526	17,699
VSIP	—	1,429
Employee bonus	12,632	28,004
Fair value of derivative instruments	1,675	1,918
Self-insurance reserves	34,121	38,003
Bank overdraft	7,479	18,180
Accrued interest	2,200	7,516
Accrued utilities	5,729	6,121
Accrued taxes	11,257	7,984
Accrued advertising	3,169	2,333
Accrued legal settlements	55,000	55,000
Accrued legal costs	4,928	3,798
Accrued short-term deferred income	2,894	3,217
Collateral due to counterparties for derivative positions	2,081	3,230
Multi-employer pension plan withdrawal liability	—	1,297
Repurchase obligations of distribution rights	60,608	64,583
Other	8,438	4,634
Total	$261,048	$292,946

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 350 distribution rights. The company estimated the cost of these repurchases, and an additional 50 other California distribution rights that are not part of the settlement, in accordance with the settlement agreement and the amount is net of the remaining notes receivable balance. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. See Note 15, Commitments and Contingencies, for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	April 20, 2024	December 30, 2023
Deferred income	$6,485	$7,222
Deferred compensation	26,777	26,207
Other	2,587	508
Total	$35,849	$33,937

12. ASSETS HELD FOR SALE

The company may repurchase distribution rights from IDPs for a variety of reasons, including when the company decides to exit a territory or, in some cases, when the IDP elects to terminate its relationship with the company. In most of the distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the IDP. In the event an IDP terminates its relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The IDPs may also sell their distribution rights to another person or entity. Distribution rights purchased from IDPs and operated as company-owned territories are recorded on the Condensed Consolidated Balance Sheets in the line item assets held for sale while the company actively seeks another IDP to purchase the distribution rights for the territory. Distribution rights held for sale and operated by the company are sold to IDPs at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 20, 2024 and December 30, 2023, respectively (amounts in thousands):

	April 20, 2024	December 30, 2023
Distribution rights	$25,445	$20,587
Property, plant and equipment	1,324	1,212
Total assets held for sale	$26,769	$21,799

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 5, Leases) consisted of the following at April 20, 2024 and December 30, 2023, respectively (amounts in thousands):

	April 20, 2024	December 30, 2023
Unsecured credit facility	$—	$—
2031 notes	494,947	494,723
2026 notes	398,596	398,421
Accounts receivable repurchase facility	150,000	155,000
	1,043,543	1,048,144
Less current maturities of long-term debt	—	—
Total long-term debt	$1,043,543	$1,048,144

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other accrued liabilities on our Condensed Consolidated Balance Sheets.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 20, 2024 and December 30, 2023, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of April 20, 2024 and December 30, 2023, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 20, 2024, and December 30, 2023, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April, 15, 2024, the company entered into the First Omnibus Amendment to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2025 to April 14, 2026. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 20, 2024, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the sixteen weeks ended April 20, 2024:

Amount (thousands)
Balance at December 30, 2023	$155,000
Borrowings	80,000
Payments	(85,000)
Balance at April 20, 2024	$150,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchases facility as of April 20, 2024:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(150,000)
Available for withdrawal	$50,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the sixteen weeks ended April 20, 2024:

Amount (thousands)
High balance	$175,000
Low balance	$105,000

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the first quarter of Fiscal 2024 related to the amendment and $0.8 million in financing costs at inception during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.4 million and $0.3 million on April 20, 2024 and December 30, 2023, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into the securitization facility. The company had previously amended the securitization facility 11 times since execution and most recently on February 13, 2023. On April 14, 2023, the company terminated the securitization facility with no outstanding borrowings and recognized a charge of $0.3 million to write-off the unamortized loan costs upon the early extinguishment of the securitization facility.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of April 20, 2024 and December 30, 2023, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. The balance of unamortized financing costs was $0.8 million and $0.9 million on April 20, 2024 and December 30, 2023, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial

Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 20, 2024.

Amount (thousands)
Balance at December 30, 2023	$—
Borrowings	37,500
Payments	(37,500)
Balance at April 20, 2024	$—

The table below presents the net amount available under the credit facility as of April 20, 2024:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 20, 2024:

Amount (thousands)
High balance	$17,500
Low balance	$—

Aggregate maturities of debt outstanding as of April 20, 2024 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2024	$—
2025	—
2026	550,000
2027	—
2028	—
2029 and thereafter	500,000
Total	$1,050,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 20, 2024 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$5,053	$494,947
2026 notes	400,000	1,404	398,596
Total	$900,000	$6,457	$893,543

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of April 20, 2024 and December 30, 2023, there was $130.7 million and $134.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending twenty complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining fourteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in two of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

The company and/or its respective subsidiaries contest the allegations and are vigorously defending all of these lawsuits. Given the stage of the complaints and the claims and issues presented, except for lawsuits disclosed herein that have reached a settlement or agreement in principle, the company cannot reasonably estimate at this time the possible loss or range of loss that may arise from the unresolved lawsuits.

Since the beginning of Fiscal 2023, the company has settled, and the appropriate court has approved, the following collective/class action lawsuits filed by IDPs alleging that such IDPs were misclassified as independent contractors:

Case Name	Case No.	Venue	Date Filed	Comments
Ludlow et al. v. Flowers Foods, Inc., Flowers Bakeries, LLC and Flowers Finance, LLC	3:18-cv-01190	U.S. District Court Southern District of California	6/6/2018

On March 18, 2024, the court approved a settlement to settle this lawsuit and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California). The settlement provides for a $55 million common fund to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also requires a phased repurchase of distribution rights associated with approximately 350 territories in California. Once completed, the company plans to service its California market with an employment model. The repurchase of distribution rights is anticipated to be completed by the first quarter of Fiscal 2025. The company estimates the repurchase cost of the 350 territories, along with 50 additional

California territories that are not part of the settlement, to be approximately $80.2 million (of which $65.3 million was originally included in other accrued liabilities and the remaining $14.9 million in a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023.

See Note 13, Debt and Other Obligations, for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Net income	$73,043	$70,710
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,078	211,769
Basic earnings per common share	$0.35	$0.33
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,078	211,769
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,036	1,628
Diluted weighted average shares outstanding for common stock	212,114	213,397
Diluted earnings per common share	$0.34	$0.33

There were 407,670 and 326,690 anti-dilutive shares during the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the sixteen weeks ended April 20, 2024 is discussed below.

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

The TSR Shares vest immediately if the grantee dies or becomes disabled. For awards granted starting in Fiscal 2024, if the grantee retires after attaining at least age 55, provided that the sum of the grantee's age plus years of service is an amount equal to or greater than 65, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. For awards granted prior to Fiscal 2024, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR Shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the TSR Shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted during the sixteen weeks ended April 20, 2024 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/31/2023	272	2/28/2027	$26.07

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. Return on Invested Capital (“ROIC”) is calculated by dividing our profit, as defined, by the invested capital. Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.50 to 4.50 percentage points for the Fiscal 2024 awards and 1.75 to 4.75 percentage points for the Fiscal 2023 and Fiscal 2022 awards (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The ROIC Shares can be earned based on a ranges of target as defined below:

Difference of ROIC minus WACC	2024 Award
Less than 150 basis points	0%
150 basis points	50%
300 basis points	100%
450+ basis points	150%

Difference of ROIC minus WACC	2023 and 2022 Award
Less than 175 basis points	0%
175 basis points	50%
375 basis points	100%
475+ basis points	125%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. For awards granted starting in Fiscal 2024, if the grantee retires after attaining at least age 55, provided that the sum of the grantee's age plus years of service is an amount equal to or greater than 65, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. For awards granted prior to Fiscal 2024, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2022 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2023 and 2024 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 20, 2024 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/31/2023	272	2/28/2027	$22.51

Performance-Contingent Restricted Stock

The table below presents the TSR modifier share adjustment (a 127.69% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data):

Award Granted	Fiscal Year Vested	TSR Modifier Increase Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2021	2024	92,775	83,835	$2,173	$40	$19,159

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 20, 2024 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 30, 2023	2,017	$27.70
Granted	544	$24.29
Grant increase for achieving the ROIC modifier	84	$22.51
Grant increase for achieving the TSR modifier	93	$26.07
Vested	(848)	$24.40
Forfeited	(8)	$28.94
Nonvested shares at April 20, 2024	1,882	$27.89

As of April 20, 2024, there was $29.8 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.11 years.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”) at the beginning of the year. These awards vest on January 5th each year in equal installments over a three-year period which began in Fiscal 2021. Occasionally, awards may be issued that have a vesting period of less than three years. Dividends earned on shares will be held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

The following TBRSU Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 20, 2024 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/31/2023	818	Equally over 3 years	$22.51
2/16/2024	7	Equally over 3 years	$22.42

The TBRSU Shares activity for the sixteen weeks ended April 20, 2024 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 30, 2023	473	$26.67
Vested	(249)	$25.75
Granted	825	$22.53
Forfeitures	(11)	$24.55
Nonvested shares at April 20, 2024	1,038	$23.62	2.40	$21,345

The table below presents the accumulated dividends on vested shares and the tax (expense)/benefit at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax (Expense) Benefit	Fair Value at Vesting
2023	2024	$73	$(137)	$2,612
2022	2024	$103	$(69)	$1,348
2021	2024	$197	$3	$1,734

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the sixteen weeks ended April 20, 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2024. Non-employee directors received 14,764 shares of previously deferred board retainer deferrals during the sixteen weeks ended April 20, 2024.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2023, non-employee directors were granted 59,400 shares for their annual grant pursuant to the Omnibus Plan. Additionally, during the third quarter of Fiscal 2023, an aggregate of 4,660 shares were granted to two newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan. Non-employee directors received 5,700 shares of previously deferred annual grant awards during the sixteen weeks ended April 20, 2024.

The deferred stock activity for the sixteen weeks ended April 20, 2024 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 30, 2023	68	$26.26
Vested	(4)	$28.74
Granted	7	$22.51
Nonvested shares at April 20, 2024	71	$25.75	0.35	$253

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Performance-contingent restricted stock awards	$7,250	$7,510
TBRSU Shares	3,360	1,837
Deferred and restricted stock	519	489
Total stock-based compensation	$11,129	$9,836

18. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at April 20, 2024 compared to accounts at December 30, 2023 (amounts in thousands):

	April 20, 2024	December 30, 2023
Noncurrent benefit asset	$6,428	$6,494
Current benefit liability	$699	$699
Noncurrent benefit liability	$5,700	$5,798
AOCI, net of tax	$(415)	$(342)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2023 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the sixteen weeks ended April 20, 2024 and April 22, 2023.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Service cost	$224	$210
Interest cost	362	401
Expected return on plan assets	(494)	(480)
Amortization of prior service cost	18	18
Amortization of net loss	13	53
Total net periodic pension cost	$123	$202

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Service cost	$56	$55
Interest cost	70	73
Amortization of prior service credit	(72)	(72)
Amortization of net gain	(55)	(76)
Total net periodic postretirement credit	$(1)	$(20)

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Total cost and employer contributions	$10,520	$9,974

Multi-employer Pension Plan

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. As a result, the union participants of the IAM National Pension Fund (the “IAM Fund”) at the Phoenix bakery will withdraw from the IAM Fund. During the third quarter of Fiscal 2022, the company recorded a liability of $1.3 million for the withdrawal from the IAM Fund. During the first quarter of Fiscal 2024, the company paid $1.4 million for the withdrawal and recorded additional expense of $0.1 million which is included in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years following our complete withdrawal.

19. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 20, 2024 was 24.0% compared to 21.4% for the sixteen weeks ended April 22, 2023. The increase in the rate was primarily due to a reduction in the discrete tax benefit in the current quarter when compared to the discrete tax benefit for the prior year quarter. During the sixteen weeks ended April 20, 2024, the primary differences in the effective rate and the statutory rate were state income taxes.

During the sixteen weeks ended April 20, 2024, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of April 20, 2024, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 20, 2024, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

On May 9, 2024, the company paid $55.0 million for a legal settlement recognized in the third quarter of Fiscal 2023. See Note 15, Commitments and Contingencies, for additional details on this settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 20, 2024 should be read in conjunction with the Form 10-K.

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

Matters Affecting Comparability

Comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This structure results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years). Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion:

	For the Sixteen Weeks Ended		Footnote
	April 20, 2024	April 22, 2023	Disclosure
	(Amounts in thousands)
Business process improvement costs	$3,683	$6,219	Note 1
Restructuring charges	598	4,195	Note 3
Restructuring-related implementation costs	1,344	—	Note 3
Impairment of assets	4,000	—	Note 1
Acquisition-related costs	—	3,223	Note 4
	$9,625	$13,637
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $3.7 million during the sixteen weeks ended April 20, 2024 compared to $6.2 million in the first quarter of the prior year. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $35.0 million for Fiscal 2024.
•
Restructuring charges In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("RIF") and other optimization initiatives. The company also incurred consulting costs of $1.3 million associated with implementing the restructuring program which are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. In the first quarter of Fiscal 2024, the company incurred $0.6 million of restructuring charges for the RIF and made $0.2 million of RIF payments. The company expects to incur additional RIF and other restructuring costs of approximately $7.0 million to $10.0 million in Fiscal 2024.

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the "VSIP"), RIF, and employee relocation costs. During the first quarter of Fiscal 2023, we recorded VSIP-related charges of $3.9 million and made VSIP-related payments of $0.5 million. Relocation costs incurred and paid during the first quarter of Fiscal 2023 were $0.3 million. These costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income. In the first quarter of Fiscal 2024, we paid the remaining VSIP payments of $1.4 million.

•
Impairment of assets During the second quarter of the Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods and are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. These investments are being accounted for at cost, less any impairment, as we do not control, nor do we have the ability to significantly influence Base Culture. In the fourth quarter of Fiscal 2023, we recognized an impairment loss of $5.5 million on this investment and recognized an additional impairment of $4.0 million in the first quarter of Fiscal 2024.
•
Acquisition-related costs On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of approximately $274.8 million, inclusive of a net working capital purchase price adjustment. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs during the sixteen weeks ended April 23, 2023 of $3.2 million and these costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

Optimization initiatives in our procurement, distribution, operations, and administrative functions are projected to save $40 million to $50 million in Fiscal 2024. In the second quarter of Fiscal 2023, we completed the build phase of our ERP upgrade project and began the deployment, which is anticipated to be completed in Fiscal 2026. Additionally, we continue to implement our digital strategy initiatives as discussed further in the “Transformation Strategy Initiatives” section below.

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+C-Store 16 Weeks Ended 4/21/24).
•
Our branded retail sales comprised 64.4% of total sales for the sixteen weeks ended April 20, 2024 as compared to 63.9% for the sixteen weeks ended April 22, 2023.
•
As of April 20, 2024, we operated 46 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack items, bagels, English muffins, and tortillas.
•
We distribute our fresh bakery foods through a direct-store-delivery ("DSD") distribution system, whereby product is primarily sold by a network of independent distributor partners to retail and foodservice customers with access to more than 85% of the U.S. population. In certain markets, we utilize a sales employee model to facilitate the distribution of product through our DSD distribution system.
•
We offer nationwide distribution of certain fresh snack items and frozen breads and rolls via contract carriers.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of a variety of factors on our business, including the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results through the first quarter of Fiscal 2024 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. However, we experienced significant input cost inflation during the previous two fiscal years which has partially offset the improved sales mix. We implemented price increases to mitigate these cost pressures during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023. Commodity cost inflation began to moderate in the latter half of Fiscal 2023, though it remains above pre-pandemic levels, and we expect that trend to continue throughout the remainder of Fiscal 2024.

Additionally, in the prior year period, capacity constraints, largely for gluten-free production, resulted in lower production volumes and sales. These supply chain and other disruptions could continue to negatively impact production volumes as the global and U.S. supply chain remains uncertain. Although the conflict between Russia and Ukraine and the conflict in the Middle East have not impacted our operations directly, we are closely monitoring the impact of these conflicts on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover at some bakeries has negatively impacted our results in the current and prior year periods. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively impact the efficiency of our production lines and our ability to operate at, or near, full capacity, and could result in increased labor costs, including additional overtime to meet demand, and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover has and could continue to have a negative impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” section below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 2.8% for the sixteen weeks ended April 20, 2024 compared to the same quarter in the prior year, with price/mix contributing 3.1% and the Papa Pita acquisition contributing 0.5% (cycled on February 17, 2024), partially offset by volume declines of 0.8%. The benefits of inflation-driven pricing actions implemented in the prior year were partially offset by softer volumes. Volume declines were concentrated in our Other sales category, where we exited certain lower margin foodservice business in the second half of Fiscal 2023. Those declines were partially offset by volume increases in Branded Retail sales from execution in the marketplace. Sales of DKB continued to grow on higher volumes and sales of Nature's Own improved on positive price/mix, partially offset by lower volumes.

For the sixteen weeks ended April 20, 2024, income from operations was $101.5 million compared to $93.8 million in the prior year quarter. The improvement resulted from moderating input costs, sales price increases implemented in the prior year, and the prior year acquisition costs, partially offset by increased workforce-related, repairs and maintenance, and depreciation expenses and lower production volumes (excluding the acquisition impact) quarter over quarter.

Net income for the sixteen weeks ended April 20, 2024 was $73.0 million compared to $70.7 million in the prior year period. The increase resulted primarily from the increase in income from operations, as described above, net of increased interest expense and a higher effective tax rate quarter over quarter.

During the sixteen weeks ended April 20, 2024, we generated net cash flows from operations of $105.1 million, invested $33.3 million in capital expenditures, decreased our indebtedness by $5.0 million, and paid $51.1 million in dividends to our shareholders. On April 15, 2024, we amended the two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility") to extend the scheduled facility expiration date to April 14, 2026. During the sixteen weeks ended April 22, 2023, we generated net cash flows from operations of $58.0 million, paid $270.5 million for the Papa Pita acquisition (an additional $4.3 million net working capital purchase price adjustment was paid in the second quarter of Fiscal 2023), invested $34.0 million in capital expenditures, increased our indebtedness $171.0 million, and paid $49.1 million in dividends to our shareholders.

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

As discussed above, in February 2023, we announced a restructuring of plant operation responsibilities from the sales function to the supply chain function to improve operational effectiveness, increase profitable sales, and better meet customer requirements. This restructuring has transitioned to digitally enabling these key functions, driving accountability, and improving operational performance and sales execution.

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

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out bakery of the future to 35 bakeries, digital logistics to all bakery locations, and autonomous planning and our digital sales tools across our entire sales organization. Costs related to the digital initiatives are fluid and cannot be currently estimated.

ERP Upgrade

Our ERP initiative, which includes upgrading our information system platform, is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2026. We currently estimate total costs for the upgrade of our ERP system will be approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized). As of April 20, 2024, we have incurred costs related to the project of approximately $223 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively, are set forth in the table below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 20, 2024	April 22, 2023	April 20, 2024	April 22, 2023	Dollars	%
Sales	$1,576,818	$1,534,493	100.0	100.0	$42,325	2.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	797,186	800,852	50.6	52.2	(3,666)	(0.5)
Selling, distribution and administrative expenses	625,251	591,943	39.7	38.6	33,308	5.6
Restructuring charges	598	4,195	0.0	0.3	(3,597)	NM
Impairment of assets	4,000	—	0.3	—	4,000	NM
Depreciation and amortization	48,235	43,735	3.1	2.9	4,500	10.3
Income from operations	101,548	93,768	6.4	6.1	7,780	8.3
Other components of net periodic pension and postretirement benefit plans credit	(158)	(83)	(0.0)	(0.0)	(75)	NM
Interest expense, net	5,611	3,886	0.4	0.3	1,725	44.4
Income before income taxes	96,095	89,965	6.1	5.9	6,130	6.8
Income tax expense	23,052	19,255	1.5	1.3	3,797	19.7
Net income	$73,043	$70,710	4.6	4.6	$2,333	3.3
Comprehensive income	$72,954	$68,547	4.6	4.5	$4,407	6.4

NM - the computation is not meaningful.

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 20, 2024 COMPARED TO SIXTEEN WEEKS ENDED APRIL 22, 2023

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 20, 2024	April 22, 2023	April 20, 2024	April 22, 2023	Dollars	%
Branded Retail	$1,014,901	$980,479	64.4	63.9	$34,422	3.5
Other	561,917	554,014	35.6	36.1	7,903	1.4
Total	$1,576,818	$1,534,493	100.0	100.0	$42,325	2.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	2.6	3.3	3.1
Volume*	0.3	(2.2)	(0.8)
Acquisition until cycled on February 17, 2024	0.6	0.3	0.5
Total percentage change in sales	3.5	1.4	2.8

* Computations above are calculated as follows (the Total column is consolidated and is not adding the Branded Retail and Other columns):
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

Sales increased quarter over quarter due to positive pricing actions implemented in the first and second quarters of the prior year to mitigate considerable cost inflation, and, to a lesser extent, the Papa Pita acquisition contribution. These increases were partially offset by volume declines, largely for non-retail items and, to a lesser extent, for branded retail traditional loaf breads. Our promotional activity increased quarter over quarter largely due to inflationary pressure on consumer spending but remained lower than pre-pandemic levels.

Branded Retail Sales

Branded retail sales grew 3.5% quarter over quarter due to favorable price/mix, the acquisition contribution, and volume growth. Price/mix benefitted from inflation-driven pricing actions taken in the second quarter of the prior year and improved mix from greater branded organic product sales. Volumes improved mainly as a result of efficient sales execution in a competitive marketplace. Volume growth in branded organic products, branded buns and rolls, and branded Keto bread was partially offset by softer volumes primarily for branded traditional loaf breads. Our Nature's Own and DKB brands continued to perform well benefiting from inflation-driven price increases and growth from more recently introduced products, such as Nature's Own Keto bread and Hawaiian and Everything bun varieties, all introduced in the second quarter of Fiscal 2023, and DKB snack bars and bites. Nature's Own did experience volume declines quarter over quarter largely due to inflationary pressure on consumer spending.

Other Sales

Sales in the Other category increased 1.4% due to positive price/mix from price increases implemented in the prior year, and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased largely due to volume growth in store branded traditional loaf breads, partially offset by negative price/mix. Non-retail sales increased quarter over quarter due to inflation-driven pricing actions in the prior year and the acquisition contribution, offset mostly by volume declines. Foodservice drove most of the volume decrease as we exited certain lower margin business in the second half of Fiscal 2023. Declines in vending also contributed to lower volumes, partially offset by increased contract manufacturing volume.

We anticipate our Fiscal 2024 sales will be flat to higher than Fiscal 2023 sales due to price increases implemented in Fiscal 2023, however, this benefit could be offset by changes in consumer buying patterns, changes in promotional activity, and the impact of cycling certain exits of lower margin business that occurred in Fiscal 2023.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 20, 2024 % of Sales	April 22, 2023 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	30.0	32.7	(2.7)
Workforce-related costs	14.3	13.5	0.8
Other	6.3	6.0	0.3
Total	50.6	52.2	(1.6)

Materials, supplies, labor and other production costs as a percent of sales decreased quarter over quarter due to the benefit of prior year inflation-driven pricing actions, moderating ingredient and packaging costs, and decreased product returns. Lower production volumes (excluding the acquisition impact) and higher workforce-related and bakery maintenance costs, reflected in the Other line item, partially offset the overall improvement. The decrease in ingredient and packaging costs was mostly attributed to lower pricing for commodities such as flour, fats and oils, and eggs, and packaging items including bags and corrugated containers. Wage inflation, higher employee compensation costs, and lower production volumes resulted in the increase in workforce-related costs as a percent of sales. We expect the impact of lower production volumes (excluding the acquisition impact) and the competitive labor market to continue to negatively impact our operations.

Prices of ingredient and packaging materials fluctuate due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs continued to experience volatility in the current quarter and are expected to remain volatile for the remainder of Fiscal 2024. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the cost of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 20, 2024 % of Sales	April 22, 2023 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.9	10.8	1.1
Distributor distribution fees	13.8	14.1	(0.3)
Other	14.0	13.7	0.3
Total	39.7	38.6	1.1

Workforce-related costs increased as a percent of sales due to higher employee compensation costs quarter over quarter, a shift from distributor distribution fees, and a competitive labor market. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. We anticipate a continued shift from distributor distribution fees to workforce-related costs and territory-related logistics costs, among others, as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. The increase in the Other line item mostly reflects increased amortization of cloud-based applications, increased rent expense, and lower scrap dough income, partially offset by reduced transportation costs and the prior year quarter acquisition costs. See the “Matters Affecting Comparability” section above for a discussion of the acquisition-related costs.

Restructuring Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the first quarter of Fiscal 2024 increased in dollars and as a percent of sales as compared to the prior year period primarily due to ERP assets being placed in service in the second quarter of Fiscal 2023 and, to a lesser extent, the Papa Pita assets acquired midway through the first quarter of Fiscal 2023, partially offset by assets becoming fully depreciated.

Income from Operations

Income from operations for the sixteen weeks ended April 20, 2024 increased as a percent of sales compared to the prior year quarter due primarily to moderating input costs, partially offset by lower production volumes (excluding the acquisition impact), increased selling, distribution, and administrative expenses, and increased depreciation and amortization expense, as discussed above.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter largely due to higher average amounts outstanding under our borrowing arrangements primarily from funding the Papa Pita acquisition in the first quarter of Fiscal 2023 and increased interest rates on our variable rate debt. Decreased interest income also contributed to the overall increase in net interest expense. We anticipate higher net interest expense year over year due to funding payments associated with the legal settlement and related costs, all accrued for in Fiscal 2023, and lower interest income resulting from decreases in distributor notes receivable outstanding.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 20, 2024 was 24.0% compared to 21.4% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to a decrease in windfall tax benefits on stock-based compensation. For both periods presented, the primary differences in the effective rate and statutory rate were state income taxes and windfall/shortfall tax impacts related to stock-based compensation.

Comprehensive Income

The increase in comprehensive income quarter over quarter resulted primarily from increased net earnings and changes in the fair value of derivatives.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the sixteen weeks ended April 20, 2024, volatility in global and U.S. economic environments, as a result of, among other things, the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Potential risks include the possibility of future economic downturns that could shift consumer demand away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the available workforce, and our ability to implement additional pricing actions to offset inflation.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2024, we amended the two-year $200.0 million trade receivable repurchase facility (the "repurchase facility") to extend the maturity date to April 14, 2026. We believe that we have sufficient liquidity on hand to continue business operations during this time of volatility in the global and U.S. economic environments. As of April 20, 2024, we had total available liquidity of $557.4 million, consisting of cash on hand and the available balances under the senior unsecured revolving credit facility (the "credit facility") and repurchase facility.

Liquidity Discussion for the Sixteen Weeks Ended April 20, 2024 and April 22, 2023

Cash and cash equivalents were $15.8 million at April 20, 2024 and $22.5 million at December 30, 2023. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 20, 2024	April 22, 2023	Change
Cash provided by operating activities	$105,149	$57,952	$47,197
Cash disbursed for investing activities	(35,927)	(301,207)	265,280
Cash (disbursed for) provided by financing activities	(75,931)	105,841	(181,772)
Total change in cash	$(6,709)	$(137,414)	$130,705

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023	Change
Depreciation and amortization	$48,235	$43,735	$4,500
Impairment of assets	4,000	—	4,000
Loss reclassified from accumulated other comprehensive income to net income	886	1,407	(521)
Allowances for accounts receivable	2,445	4,341	(1,896)
Stock-based compensation	11,129	9,836	1,293
Deferred income taxes	6,951	1,868	5,083
Other non-cash items	4,575	1,788	2,787
Net non-cash adjustment to net income	$78,221	$62,975	$15,246

•
Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.
•
For the sixteen weeks ended April 20, 2024, deferred income tax activity was composed of changes in temporary differences year over year, including the current year impact of a payment for a previously accrued legal settlement for the repurchase of distribution rights. For the current and prior year quarters ended April 20, 2024 and April 22, 2023, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized loan costs upon the early extinguishment of the accounts receivable securitization facility in the first quarter of Fiscal 2023) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023	Change
Changes in accounts receivable	$(32,833)	$(18,201)	$(14,632)
Changes in inventories	4,523	(14,552)	19,075
Changes in hedging activities	(1,202)	(2,334)	1,132
Changes in accounts payable	(16,499)	(9,285)	(7,214)
Changes in other assets and accrued liabilities	(104)	(31,361)	31,257
Net changes in working capital	$(46,115)	$(75,733)	$29,618

•
Changes in accounts receivable were mainly attributable to sales increases period over period. Changes in inventories resulted primarily from volatility in input costs. Changes in accounts payable were mainly attributable to higher capital spending in the prior year period largely due to the upgrade of the ERP system and volatility in input costs.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in prepaid assets and income tax receivables in each respective period. Changes in employee compensation and legal settlement accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2024 and Fiscal 2023, we paid $31.9 million and $32.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.9 million and $2.2 million was paid during the first quarter of Fiscal 2024 and Fiscal 2023, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 20, 2024, the company paid $1.3 million related to territory repurchase obligations recognized as part of a legal settlement recognized in the third quarter of Fiscal 2023, and on May 9, 2024, subsequent to the first quarter of Fiscal 2024, paid $55.0 million to the legal settlement fund. The company expects to complete the territory repurchases by the end of the first quarter of Fiscal 2025. During the sixteen weeks ended April 22, 2023, the company paid $5.5 million of legal settlements that had been accrued for in a prior period.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023	Change
Purchases of property, plant, and equipment	$(33,332)	$(33,958)	$626
Principal payments from notes receivable, net of repurchases of independent distribution rights	(2,655)	3,106	(5,761)
Proceeds from sale of property, plant and equipment	60	96	(36)
Acquisition of business	—	(270,451)	270,451
Net cash disbursed for investing activities	$(35,927)	$(301,207)	$265,280

•
We currently anticipate capital expenditures of $145.0 million to $155.0 million for Fiscal 2024 (inclusive of expenditures for the ERP upgrade of $3.0 million to $6.0 million).
•
As discussed in the Executive Overview section above, on February 17, 2023, we completed the Papa Pita acquisition. We paid $270.5 million of the total purchase price in the first quarter of Fiscal 2023 and $4.3 million in the second quarter of Fiscal 2023 for a net working capital purchase price adjustment. Papa Pita operates one manufacturing facility in West Jordan, Utah.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the sixteen weeks ended April 20, 2024 and April 22, 2023, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2024	April 22, 2023	Change
Dividends paid, including dividends on stock-based payment awards	$(51,106)	$(49,100)	$(2,006)
Payments for financing fees	(150)	(218)	68
Stock repurchases	(8,879)	(10,981)	2,102
Change in bank overdrafts	(10,701)	(4,261)	(6,440)
Net change in debt obligations	(5,000)	171,000	(176,000)
Payments on financing leases	(95)	(599)	504
Net cash (disbursed for) provided by financing activities	$(75,931)	$105,841	$(181,772)

•
Our Board of Directors declared the following quarterly dividend during the sixteen weeks ended April 20, 2024 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 16, 2024	March 1, 2024	March 15, 2024	$0.2300	$48,560

Additionally, we paid dividends of $2.5 million at the time of vesting of certain restricted stock awards. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
During the sixteen weeks ended April 20, 2024, we paid financing fees for the amendment of the repurchase facility. In the prior year period, we paid financing fees associated with executing the repurchase facility and for the amendment to the credit facility.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 20, 2024 and April 22, 2023, we repurchased 388,291 and 385,882 shares of our common stock for $8.9 million and $11.0 million, respectively, under a share repurchase plan approved by our Board of Directors. These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to drawdowns made to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 20, 2024 and December 30, 2023, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 5, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 20, 2024	December 30, 2023	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$494,947	$494,723	Fixed Rate	2031
2026 notes	398,596	398,421	Fixed Rate	2026
Unsecured credit facility	—	—	Variable Rate	2026
Accounts receivable repurchase facility	150,000	155,000	Variable Rate	2026
Right-of-use lease obligations	305,190	284,501		2036
	1,348,733	1,332,645
Less: Current maturities of long-term debt and right- of-use lease obligations	(57,763)	(47,606)
Long-term debt and right-of-use lease obligations	$1,290,970	$1,285,039

Total stockholders' equity
Total stockholders' equity	$1,375,880	$1,351,782

The repurchase facility and the credit facility are generally used for short-term liquidity needs. On April 15, 2024, we amended the repurchase facility to extend the scheduled facility expiration date to April 14, 2026. See Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East on our business. There is no current portion payable over the next year for our debt obligations. Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total facility limit and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the repurchase facility and the credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 20, 2024:

	Amount Available	For the Sixteen Weeks Ended April 20, 2024
	for Withdrawal at	Highest	Lowest
Facility	April 20, 2024	Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility	$50,000	$175,000	$105,000
Unsecured credit facility (1)	491,600	17,500	—
	$541,600

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the sixteen weeks ended April 20, 2024, the company made $37.5 million in revolving borrowings and $37.5 million in payments on revolving borrowings under the credit facility. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the credit facility are variable rate debt and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, like we experienced in Fiscal 2023 and Fiscal 2022, the cost of using these facilities becomes more expensive and results in increased interest expense.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 20, 2024, the company was in compliance with all restrictive covenants under our debt agreements.

At April 20, 2024, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 20, 2024, 388,291 shares, at a cost of $8.9 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 20, 2024, 72.4 million shares, at a cost of $742.2 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 20, 2024, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(1.7) million, based on quoted market prices. All of this amount relates to instruments that will be utilized in Fiscal 2024 except for an immaterial amount that will be utilized in Fiscal 2025.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 20, 2024, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer and Chief Accounting Officer ("CFO and CAO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the CEO and the CFO and CAO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 20, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the sixteen weeks ended April 20, 2024, 388,291 million shares, at a cost of $8.9 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 20, 2024, 72.4 million shares, at a cost of $742.2 million, have been repurchased. The company currently has 22.1 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the sixteen weeks ended April 20, 2024 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2023 — January 27, 2024	78	*	$22.80	78	*	22,451
January 28, 2024 — February 24, 2024	310	*	$22.88	310	*	22,141
February 25, 2024 — March 23, 2024	—		$—	—		22,141
March 24, 2024 — April 20, 2024	—		$—	—		22,141
Total	388		$22.87	388

* These shares were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended April 20, 2024.

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

First Omnibus Amendment, dated as of April 15, 2024, including Amendment No. 1 to the Master Framework Agreement, by and among Coöperatieve Rabobank U.A., New York Branch, and the other financial institutions listed on the signature pages thereof as “Buyer Funding Parties,” Coöperatieve Rabobank U.A., New York Branch, as repo counterparty, on behalf of itself and the other Buyer Funding Parties, the subsidiaries of Flowers Foods, Inc. listed on the signature pages thereof, as Originators, and Flowers Foods, Inc., as repo seller, and Amendment No. 1 to the Master Repurchase Agreement, between Coöperatieve Rabobank U.A., New York Branch and Flowers Foods, Inc.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended April 20, 2024.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended April 20, 2024 has been formatted in Inline XBRL.

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

Date: May 16, 2024