Form 10-Q
period 2024-07-13
FLOWERS FOODS INC
filed 2024-08-16
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2024

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

As of August 9, 2024, the registrant had 210,597,138 shares of common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 13, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,866	$22,527
Accounts and notes receivable, net of allowances of $27,029 and $33,386, respectively	390,430	328,246
Inventories, net:
Raw materials	64,733	72,941
Packaging materials	27,261	28,743
Finished goods	77,254	82,813
Inventories, net	169,248	184,497
Spare parts and supplies	90,552	86,386
Other	45,671	66,057
Total current assets	702,767	687,713
Property, plant and equipment:
Property, plant and equipment	2,554,207	2,500,531
Less: accumulated depreciation	(1,598,941)	(1,537,550)
Property, plant and equipment, net	955,266	962,981
Financing lease right-of-use assets	274	130
Operating lease right-of-use assets	295,668	276,734
Notes receivable from independent distributor partners	113,229	123,571
Assets held for sale	26,104	21,799
Other assets	14,094	18,487
Goodwill	679,896	677,796
Other intangible assets, net	640,763	657,742
Total assets	$3,428,061	$3,426,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	164	99
Current maturities of operating leases	59,975	47,507
Accounts payable	298,870	318,600
Other accrued liabilities	230,488	292,946
Total current liabilities	589,497	659,152

Noncurrent long-term debt	1,068,844	1,048,144
Noncurrent financing lease obligations	19	23
Noncurrent operating lease obligations	243,967	236,872
Total long-term debt and right-of-use lease liabilities	1,312,830	1,285,039
Other liabilities:
Postretirement/post-employment obligations	5,567	5,798
Deferred taxes	100,290	91,245
Other long-term liabilities	35,469	33,937
Total other long-term liabilities	141,326	130,980
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 18,130,952 shares and 18,309,359 shares, respectively	(285,992)	(281,318)
Capital in excess of par value	698,722	699,808
Retained earnings	970,536	932,472
Accumulated other comprehensive income	943	621
Total stockholders’ equity	1,384,408	1,351,782
Total liabilities and stockholders’ equity	$3,428,061	$3,426,953

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Sales	$1,224,983	$1,228,050	$2,801,801	$2,762,543
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	613,362	626,097	1,410,548	1,426,949
Selling, distribution and administrative expenses	471,400	475,916	1,096,651	1,067,859
Depreciation and amortization	36,827	34,984	85,062	78,719
Impairment of assets	1,377	—	5,377	—
Restructuring charges	6,805	2,499	7,403	6,694
Income from operations	95,212	88,554	196,760	182,322
Interest expense	8,978	9,009	20,279	19,846
Interest income	(4,070)	(4,758)	(9,760)	(11,709)
Other components of net periodic pension and postretirement benefit plans credit	(118)	(62)	(276)	(145)
Income before income taxes	90,422	84,365	186,517	174,330
Income tax expense	23,455	20,605	46,507	39,860
Net income	$66,967	$63,760	$140,010	$134,470
Net income per common share:
Basic:
Net income per common share	$0.32	$0.30	$0.66	$0.63
Weighted average shares outstanding	211,356	212,031	211,196	211,881
Diluted:
Net income per common share	$0.32	$0.30	$0.66	$0.63
Weighted average shares outstanding	212,315	213,009	212,199	213,538
Cash dividends paid per common share	$0.2400	$0.2300	$0.4700	$0.4500

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net income	$66,967	$63,760	$140,010	$134,470
Other comprehensive loss, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(30)	(30)	(71)	(72)
Amortization of actuarial gain included in net income	(24)	(12)	(56)	(29)
Pension and postretirement plans, net of tax	(54)	(42)	(127)	(101)
Derivative instruments:
Net change in fair value of derivatives	444	3,092	(122)	48
Loss reclassified to net income	21	295	571	1,235
Derivative instruments, net of tax	465	3,387	449	1,283
Other comprehensive loss, net of tax	411	3,345	322	1,182
Comprehensive income	$67,378	$67,105	$140,332	$135,652

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 13, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at April 20, 2024	228,729,585	$199	$693,855	$954,409	$532	(17,587,986)	$(273,115)	$1,375,880
Net income				66,967				66,967
Derivative instruments, net of tax					465			465
Pension and postretirement plans, net of tax					(54)			(54)
Amortization of stock-based compensation awards			5,814					5,814
Performance-contingent restricted stock awards issued (Note 17)			(176)			11,356	176	—
Time-based restricted stock units issued (Note 17)			(73)			4,660	73	—
Share repurchases						(603,942)	(13,824)	(13,824)
Issuance of deferred stock awards			(698)			44,960	698	—
Dividends paid on vested stock-based payment awards				(153)				(153)
Dividends paid — $0.2400 per common share				(50,687)				(50,687)
Balances at July 13, 2024	228,729,585	$199	$698,722	$970,536	$943	(18,130,952)	$(285,992)	$1,384,408

	For the Twenty-Eight Weeks Ended July 13, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782
Net income				140,010				140,010
Derivative instruments, net of tax					449			449
Pension and postretirement plans, net of tax					(127)			(127)
Amortization of stock-based compensation awards			16,943					16,943
Issuance of deferred compensation			(19)			1,259	19	—
Time-based restricted stock units issued (Note 17)			(3,922)			255,161	3,922	—
Performance-contingent restricted stock awards issued (Note 17)			(13,060)			847,977	13,060	—
Issuance of deferred stock awards			(1,028)			66,243	1,028	—
Share repurchases						(992,233)	(22,703)	(22,703)
Dividends paid on vested stock-based payment awards				(2,699)				(2,699)
Dividends paid — $0.4700 per common share				(99,247)				(99,247)
Balances at July 13, 2024	228,729,585	$199	$698,722	$970,536	$943	(18,130,952)	$(285,992)	$1,384,408

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 15, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at April 22, 2023	228,729,585	$199	$684,154	$1,025,881	$(689)	(16,895,489)	$(247,953)	$1,461,592
Net income				63,760				63,760
Derivative instruments, net of tax					3,387			3,387
Pension and postretirement plans, net of tax					(42)			(42)
Amortization of stock-based compensation awards			5,663					5,663
Issuance of deferred compensation			(19)			1,287	19	—
Time-based restricted stock units issued (Note 17)			(637)			43,330	637	—
Issuance of deferred stock awards			(880)			53,942	880	—
Share repurchases						(612,847)	(15,263)	(15,263)
Dividends paid on vested share-based payment awards				(282)				(282)
Dividends paid — $0.2300 per common share				(48,741)				(48,741)
Balances at July 15, 2023	228,729,585	$199	$688,281	$1,040,618	$2,656	(17,409,777)	$(261,680)	$1,470,074

	For the Twenty-Eight Weeks Ended July 15, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				134,470				134,470
Derivative instruments, net of tax					1,283			1,283
Pension and postretirement plans, net of tax					(101)			(101)
Amortization of stock-based compensation awards			15,499					15,499
Issuance of deferred compensation			(32)			2,139	32	—
Time-based restricted stock units issued (Note 17)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 17)			(12,508)			867,944	12,508	—
Issuance of deferred stock awards			(1,014)			63,266	1,014	—
Share repurchases						(998,729)	(26,244)	(26,244)
Dividends paid on vested stock-based payment awards				(2,780)				(2,780)
Dividends paid — $.4500 per common share				(95,343)				(95,343)
Balances at July 15, 2023	228,729,585	$199	$688,281	$1,040,618	$2,656	(17,409,777)	$(261,680)	$1,470,074

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$140,010	$134,470
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,943	15,499
Loss reclassified from accumulated other comprehensive income to net income	1,029	1,915
Depreciation and amortization	85,062	78,719
Deferred income taxes	8,690	(957)
Impairment of assets	5,377	—
Provision for inventory obsolescence	2,165	1,405
Allowances for accounts receivable	4,262	7,403
Pension and postretirement plans cost	213	317
Other	829	1,055
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(58,715)	(78,888)
Inventories	13,084	(5,736)
Hedging activities	605	1,790
Accounts payable	(19,033)	(19,112)
Other assets and accrued liabilities	(32,100)	(8,973)
NET CASH PROVIDED BY OPERATING ACTIVITIES	168,421	128,907
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(61,251)	(68,385)
Proceeds from sale of property, plant and equipment	809	775
Repurchase of independent distribution rights	(19,151)	(2,991)
Cash paid at issuance of notes receivable	(10,705)	(9,613)
Principal payments from notes receivable	13,687	18,524
Acquisition of business	—	(274,755)
Investment in unconsolidated affiliate	—	(1,981)
Other investing activities	106	57
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(76,505)	(338,369)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(101,946)	(98,123)
Stock repurchases	(22,703)	(26,244)
Change in bank overdrafts	(2,569)	(324)
Proceeds from debt borrowings	226,300	757,900
Debt obligation payments	(206,300)	(575,900)
Payments on financing leases	(169)	(1,052)
Payments for financing fees	(190)	(218)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(107,577)	56,039
Net decrease in cash and cash equivalents	(15,661)	(153,423)
Cash and cash equivalents at beginning of period	22,527	165,134
Cash and cash equivalents at end of period	$6,866	$11,711

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 30, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023 (the “Form 10-K”).

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine and the conflict in the Middle East on our business. Our results through the second quarter of Fiscal 2024 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. However, inflationary pressures are impacting consumer purchasing patterns. Inflation, particularly for input costs, has also impacted our business during the previous two years which has partially offset the improved sales mix. We implemented price increases during the first and second quarters of Fiscal 2023 to mitigate these cost pressures. Commodity cost inflation began to moderate in the latter half of Fiscal 2023 and has continued during the first and second quarters of Fiscal 2024.

INVESTMENT IN UNCONSOLIDATED AFFILIATE — In the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in Base Culture during the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods that are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. The investment is being accounted for at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions involving the affiliate, as we do not control nor do we have the ability to significantly influence the affiliate, nor is there a readily determinable fair value. Should circumstances indicate a change in the fair value, a fair value adjustment may be necessary.

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

Fiscal 2024 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2024 (sixteen weeks), second quarter ended July 13, 2024 (twelve weeks), third quarter ending October 5, 2024 (twelve weeks) and fourth quarter ending December 28, 2024 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
	(% of Sales)		(% of Sales)
Total	23.3	22.7	22.9	22.4

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.5% and 20.3%, on a consolidated basis, as of July 13, 2024 and December 30, 2023, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $1.6 million and $5.3 million for the twelve and twenty-eight weeks ended July 13, 2024, respectively. The expensed portion of these direct costs incurred related to these initiatives was $6.6 million and $12.8 million for the twelve and twenty-eight weeks ended July 15, 2023, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the twenty-eight weeks ended July 13, 2024.

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

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the "2023 VSIP"), reduction-in-force (the "2023 RIF"), and employee relocation costs. There were no additional costs incurred during Fiscal 2024.

The tables below presents the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 13, 2024
Restructuring charges:
2024 RIF	6,805	7,403
Relocation costs	—	—
Restructuring charges (1)	6,805	7,403
Restructuring-related implementation costs (2)	1,635	2,979
Total restructuring charges	$8,440	$10,382

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 15, 2023	July 15, 2023
Restructuring charges:
2023 VSIP	$1,302	$5,229
2023 RIF	899	899
Relocation costs	298	566
Total restructuring charges (1)	$2,499	$6,694
(1)
Presented on our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	2023 VSIP	2024 RIF	Total
Liability balance at December 30, 2023	$1,429	$—	$1,429
Charges	—	7,403	7,403
Cash payments	(1,429)	(6,915)	(8,344)
Liability balance at July 13, 2024	$—	$488	$488

4. ACQUISITION

On February 17, 2023, the company completed the acquisition of the Papa Pita for total consideration of approximately $274.8 million, inclusive of net working capital adjustments. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred additional acquisition costs of $3.7 million during the twenty-eight weeks ended July 15, 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The company also recognized a $2.1 million goodwill measurement period adjustment related to an environmental and emissions liability during the first quarter of Fiscal 2024.

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

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Lease modifications and renewals	$4,171	$7,417	$20,637	$24,765
Lease terminations	$221	$169	$1,551	$205

The lease modifications and renewals for the twenty-eight weeks ended July 13, 2024 include renewals of multiple warehouse leases. The lease modifications and renewals for the twenty-eight weeks ended July 15, 2023 include $10.6 million related to a 10-year extension for a freezer storage lease that occurred during our first quarter of Fiscal 2023.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively, were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Lease cost:
Amortization of right-of-use assets	$64	$393	$151	$917
Interest on lease liabilities	2	9	4	25
Operating lease cost	16,419	14,497	37,498	33,815
Short-term lease cost	2,724	787	3,427	1,612
Variable lease cost	8,571	8,789	22,348	19,713
Total lease cost	$27,780	$24,475	$63,428	$56,082

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$4	$25
Operating cash flows from operating leases	$41,425	$36,627
Financing cash flows from financing leases	$169	$1,052
Right-of-use assets obtained in exchange for new financing lease liabilities	$215	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,393	$25,193

Weighted-average remaining lease term (years):
Financing leases	2.0
Operating leases	6.8
Weighted-average IBR (percentage):
Financing leases	3.6
Operating leases	4.6

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of July 13, 2024 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2024	$31,834	$77
2025	74,383	50
2026	55,772	38
2027	47,553	17
2028	33,854	8
2029 and thereafter	112,434	1
Total minimum lease payments	355,830	191
Less: amount of lease payments representing interest	(51,888)	(8)
Present value of future minimum lease payments	303,942	183
Less: current obligations under leases	(59,975)	(164)
Long-term lease obligations	$243,967	$19

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 13, 2024	July 15, 2023	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$115	$115	Interest expense
Commodity contracts	(143)	(509)	Cost of sales, Note 3
Total before tax	(28)	(394)	Total before tax
Tax benefit	7	99	Income tax expense
Total net of tax	(21)	(295)	Net of tax
Pension and postretirement plans:
Prior-service credits	41	40	Note 1
Actuarial gain losses	31	17	Note 1
Total before tax	72	57	Total before tax
Tax expense	(18)	(15)	Income tax expense
Total net of tax	54	42	Net of tax
Total reclassifications	$33	$(253)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 13, 2024	July 15, 2023	Where Net Income (Loss) is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$268	$268	Interest expense
Commodity contracts	(1,029)	(1,915)	Cost of sales, Note 3
Total before tax	(761)	(1,647)	Total before tax
Tax benefit	190	412	Tax benefit
Total net of tax	(571)	(1,235)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	95	95	Note 1
Actuarial losses	74	40	Note 1
Total before tax	169	135	Total before tax
Tax benefit	(42)	(34)	Tax benefit
Total net of tax	127	101	Net of tax
Total reclassifications	$(444)	$(1,134)	Net of tax

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

During the twenty-eight weeks ended July 13, 2024, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2023	$963	$(342)	$621
Other comprehensive loss before reclassifications	(122)	—	(122)
Reclassified to earnings from AOCI	571	(127)	444
AOCI at July 13, 2024	$1,412	$(469)	$943

During the twenty-eight weeks ended July 15, 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive income before reclassifications	48	—	48
Reclassified to earnings from AOCI	1,235	(101)	1,134
AOCI at July 15, 2023	$3,382	$(726)	$2,656

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

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023
Gross loss reclassified from AOCI into net income	$(1,029)	$(1,915)
Tax benefit	257	479
Net of tax	$(772)	$(1,436)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 13, 2024 and December 30, 2023, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 13, 2024	December 30, 2023
Goodwill	$679,896	$677,796
Amortizable intangible assets, net	513,663	530,642
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,320,659	$1,335,538

The changes in the carrying amount of goodwill during the twenty-eight weeks ended July 13, 2024, during which time we finalized the purchase accounting for the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 30, 2023	$677,796
Measurement period adjustment (see Note 4, Acquisition)	2,100
Balance as of July 13, 2024	$679,896

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

As of July 13, 2024 and December 30, 2023, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 13, 2024			December 30, 2023
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$115,569	$366,146	$481,715	$107,562	$374,153
Customer relationships	340,221	193,099	147,122	340,221	184,222	155,999
Non-compete agreements	5,454	5,246	208	5,454	5,206	248
Distributor relationships	4,123	3,936	187	4,123	3,881	242
Total	$831,513	$317,850	$513,663	$831,513	$300,871	$530,642

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 13, 2024	$7,263
For the twelve weeks ended July 15, 2023	$7,596
For the twenty-eight weeks ended July 13, 2024	$16,979
For the twenty-eight weeks ended July 15, 2023	$17,319

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2024	$14,427
2025	$30,747
2026	$28,891
2027	$27,241
2028	$25,611

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 13, 2024 and December 30, 2023. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 2,800 and 3,000 IDPs’ distribution rights as of July 13, 2024 and December 30, 2023, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 13, 2024	$4,070
For the twelve weeks ended July 15, 2023	$4,758
For the twenty-eight weeks ended July 13, 2024	$9,760
For the twenty-eight weeks ended July 15, 2023	$11,709

At July 13, 2024 and December 30, 2023, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 13, 2024	December 30, 2023
Distributor notes receivable	$128,224	$133,335
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(14,995)	(9,764)
Long-term portion of distributor notes receivable	$113,229	$123,571

The distributor notes receivable balance as of July 13, 2024 and December 30, 2023 include a reserve of $7.8 million and $14.8 million, respectively, related to a legal settlement. See Note 15, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at July 13, 2024 approximates the recorded value. The fair value of the company’s 2.400% senior notes due 2031 (the "2031 notes") and 3.500% senior notes due 2026 (the “2026 notes”), as discussed in Note 13, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$495,116	$422,617	2
2026 notes	$398,728	$386,654	2

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

As of July 13, 2024, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$12	$—	$—	$12
Other long-term	—	—	—	—
Total	12	—	—	12

Liabilities:
Other current	(716)	—	—	(716)
Other long-term	(30)	—	—	(30)
Total	(746)	—	—	(746)
Net Fair Value	$(734)	$—	$—	$(734)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2025. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 13, 2024 and December 30, 2023, respectively, qualified for hedge accounting.

Interest Rate Risk

During the second quarter of Fiscal 2024, the company entered into an interest rate swap. The company's risk management objective and strategy with respect to this interest rate swap is to protect the company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. This swap is designated as a cash flow hedge.

As of July 13, 2024, the company’s hedge portfolio contained interest derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—
Total	—	—	—	—

Liabilities:
Other current	—	—	—	—
Other long-term	(22)	—	—	(22)
Total	(22)	—	—	(22)
Net Fair Value	$(22)	$—	$—	$(22)

The company's hedge portfolio did not contain any interest derivatives as of December 30, 2023.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 13, 2024		December 30, 2023		July 13, 2024		December 30, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$12	Other current assets	$55	Other accrued liabilities	$716	Other accrued liabilities	$1,918
Commodity contracts	Other assets	—	Other assets	—	Other long-term liabilities	52	Other long-term liabilities	2
Total		$12		$55		$768		$1,920

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 13, 2024	July 15, 2023	into Income (Effective Portion)(2)	July 13, 2024	July 15, 2023
Interest rate contracts	$(22)	$—	Interest expense	$86	$86
Commodity contracts	466	3,092	Production costs(3)	(107)	(381)
Total	$444	$3,092		$(21)	$(295)

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 13, 2024	July 15, 2023	into Income (Effective Portion)(2)	July 13, 2024	July 15, 2023
Interest rate contracts	$(22)	$—	Interest expense	$201	$201
Commodity contracts	(100)	48	Production costs(3)	(772)	(1,436)
Total	$(122)	$48		$(571)	$(1,235)

1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively, related to the company’s commodity risk hedges.

At July 13, 2024, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(130)	$2,115	$1,985
Expiring in 2024	(548)	—	(548)
Expiring in 2025	(3)	—	(3)
Expiring in 2026	—	(22)	(22)
Total	$(681)	$2,093	$1,412

Derivative Transactions Notional Amounts

As of July 13, 2024, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$1,581
Soybean oil contracts	6,483
Natural gas contracts	1,978
Interest rate contracts	50,000
Total	$60,042

The company’s derivative instruments contain no credit-risk related contingent features at July 13, 2024. As of July 13, 2024 and December 30, 2023, the company had $4.2 million and $6.3 million, respectively, in other current assets representing collateral for hedged positions. As of July 13, 2024 and December 30, 2023, the company had $2.9 million and $3.2 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 13, 2024	December 30, 2023
Prepaid assets	$2,594	$4,042
Service contracts	18,045	27,102
Prepaid insurance	3,397	6,546
Prepaid marketing and promotions	6,324	4,458
Collateral to counterparties for derivative positions	4,153	6,333
Income taxes receivable	9,925	17,362
Other	1,233	214
Total	$45,671	$66,057

Other non-current assets consist of (amounts in thousands):

	July 13, 2024	December 30, 2023
Unamortized financing fees	$1,028	$1,125
Investments	2,384	2,443
Investment in unconsolidated affiliate	1,481	5,481
Deposits	2,699	2,789
Noncurrent postretirement benefit plan asset	6,379	6,494
Other	123	155
Total	$14,094	$18,487

11. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 13, 2024	December 30, 2023
Employee compensation	$29,711	$28,000
Employee vacation	20,158	17,699
Restructuring-related accruals	488	1,429
Employee bonus	27,220	28,004
Fair value of derivative instruments	716	1,918
Self-insurance reserves	34,893	38,003
Bank overdraft	15,611	18,180
Accrued interest	8,445	7,516
Accrued utilities	5,829	6,121
Accrued taxes	14,353	7,984
Accrued advertising	4,977	2,333
Accrued legal settlements	—	55,000
Accrued legal costs	5,716	3,798
Accrued short-term deferred income	2,715	3,217
Collateral due to counterparties for derivative positions	2,922	3,230
Multi-employer pension plan withdrawal liability	—	1,297
Repurchase obligations of distribution rights	45,880	64,583
Other	10,854	4,634
Total	$230,488	$292,946

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

Other long-term liabilities consist of (amounts in thousands):

	July 13, 2024	December 30, 2023
Deferred income	$5,965	$7,222
Deferred compensation	26,928	26,207
Other	2,576	508
Total	$35,469	$33,937

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 13, 2024 and December 30, 2023, respectively (amounts in thousands):

	July 13, 2024	December 30, 2023
Distribution rights	$25,513	$20,587
Property, plant and equipment	591	1,212
Total assets held for sale	$26,104	$21,799

During the second quarter of Fiscal 2024, the company recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell.

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 5, Leases) consisted of the following at July 13, 2024 and December 30, 2023, respectively (amounts in thousands):

	July 13, 2024	December 30, 2023
Unsecured credit facility	$—	$—
2031 notes	495,116	494,723
2026 notes	398,728	398,421
Accounts receivable repurchase facility	175,000	155,000
	1,068,844	1,048,144
Less current maturities of long-term debt	—	—
Total long-term debt	$1,068,844	$1,048,144

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at July 13, 2024 and December 30, 2023, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of July 13, 2024 and December 30, 2023, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of July 13, 2024, and December 30, 2023, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April, 15, 2024, the company entered into the First Omnibus Amendment to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2025 to April 14, 2026. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 13, 2024, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the twenty-eight weeks ended July 13, 2024:

Amount (thousands)
Balance at December 30, 2023	$155,000
Borrowings	155,000
Payments	(135,000)
Balance at July 13, 2024	$175,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchases facility as of July 13, 2024:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(175,000)
Available for withdrawal	$25,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the twenty-eight weeks ended July 13, 2024:

Amount (thousands)
High balance	$195,000
Low balance	$105,000

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the first quarter of Fiscal 2024 related to the amendment and $0.8 million in financing costs at inception during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.3 million on July 13, 2024 and December 30, 2023, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of July 13, 2024 and December 30, 2023, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. The balance of unamortized financing costs was $0.7 million and $0.9 million on July 13, 2024 and December 30, 2023, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 13, 2024.

Amount (thousands)
Balance at December 30, 2023	$—
Borrowings	71,300
Payments	(71,300)
Balance at July 13, 2024	$—

The table below presents the net amount available under the credit facility as of July 13, 2024:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the twenty-eight weeks ended July 13, 2024:

Amount (thousands)
High balance	$30,000
Low balance	$—

Aggregate maturities of debt outstanding as of July 13, 2024 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2024	$—
2025	—
2026	575,000
2027	—
2028	—
2029 and thereafter	500,000
Total	$1,075,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 13, 2024 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$4,884	$495,116
2026 notes	400,000	1,272	398,728
Total	$900,000	$6,156	$893,844

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of July 13, 2024 and December 30, 2023, there was $124.4 million and $134.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending nineteen complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining thirteen cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in two of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Richard et al. v. Flowers Foods, Inc., Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, Flowers Baking Co. of Tyler, LLC and Flowers Baking Co. of New Orleans, LLC	6:15-cv-02557	U.S. District Court Western District of Louisiana	10/21/2015

On April 9, 2021, the court decertified the FLSA collective action and denied plaintiffs' motion to certify under Federal Rule of Civil Procedure 23 a state law class of distributors who operated in the state of Louisiana. On July 6, 2024, the parties agreed to a tentative settlement in the amount of $168,000, which requires court approval.

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

On March 18, 2024, the court approved a settlement to settle this lawsuit and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers

Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California). The settlement provides for a $55 million common fund, which was paid during the second quarter of Fiscal 2024, to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also requires a phased repurchase of distribution rights associated with approximately 350 territories in California. Once completed, the company plans to service its California market with an employment model. The repurchase of distribution rights is anticipated to be completed by the first quarter of Fiscal 2025. The company estimates the repurchase cost of the 350 territories, along with 50 additional California territories that are not part of the settlement, to be approximately $80.2 million (of which $65.3 million was originally included in other accrued liabilities and the remaining $14.9 million in a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023.

See Note 13, Debt and Other Obligations, for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net income	$66,967	$63,760	$140,010	$134,470
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,356	212,031	211,196	211,881
Basic earnings per common share	$0.32	$0.30	$0.66	$0.63
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,356	212,031	211,196	211,881
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	959	978	1,003	1,657
Diluted weighted average shares outstanding for common stock	212,315	213,009	212,199	213,538
Diluted earnings per common share	$0.32	$0.30	$0.66	$0.63

There were no anti-dilutive shares during the twelve and twenty-eight weeks ended July 13, 2024. There were 304,760 anti-dilutive shares during the twelve and twenty-eight weeks ended July 15, 2023.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the twenty-eight weeks ended July 13, 2024 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the twenty-eight weeks ended July 13, 2024 under the Omnibus Plan (amounts in thousands, except price data):

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 13, 2024 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/31/2023	272	2/28/2027	$22.51

Performance-Contingent Restricted Stock

The table below presents the TSR modifier share adjustment (a 127.69% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data):

Award Granted	Fiscal Year Vested	TSR Modifier Increase Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Benefit	Fair Value at Vesting
2021	2024	92,775	83,835	$2,173	$286	$19,419

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 13, 2024 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 30, 2023	2,017	$27.70
Granted	544	$24.29
Grant increase for achieving the ROIC modifier	84	$22.51
Grant increase for achieving the TSR modifier	93	$26.07
Vested	(848)	$24.40
Forfeited	(51)	$28.09
Nonvested shares at July 13, 2024	1,839	$27.85

As of July 13, 2024, there was $25.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.94 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 13, 2024 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/31/2023	818	Equally over 3 years	$22.51
2/16/2024	7	Equally over 3 years	$22.42

The TBRSU Shares activity for the twenty-eight weeks ended July 13, 2024 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 30, 2023	473	$26.67
Vested	(249)	$25.75
Granted	825	$22.53
Forfeitures	(77)	$24.12
Nonvested shares at July 13, 2024	972	$23.60	2.22	$17,746

The table below presents the accumulated dividends on vested shares and the tax (expense)/benefit at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax (Expense) Benefit	Fair Value at Vesting
2023	2024	$73	$(141)	$2,674
2022	2024	$103	$(69)	$1,348
2021	2024	$197	$3	$1,734

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the twenty-eight weeks ended July 13, 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2024. Non-employee directors received 14,764 shares of previously deferred board retainer deferrals during the twenty-eight weeks ended July 13, 2024.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2023, non-employee directors were granted 59,400 shares, of which 17,820 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2024. Additionally, during the third quarter of Fiscal 2023, an aggregate of 9,320 shares were granted to two newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2024. Non-employee directors received 5,700 shares of previously deferred annual grant awards during the twenty-eight weeks ended July 13, 2024.

The deferred stock activity for the twenty-eight weeks ended July 13, 2024 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 30, 2023	68	$26.26
Vested	(66)	$25.70
Granted	77	$23.38
Nonvested shares at July 13, 2024	79	$23.52	0.84	$1,534

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	July 13, 2024	July 15, 2023
Performance-contingent restricted stock awards	$3,393	$4,057
TBRSU Shares	1,997	1,238
Deferred and restricted stock	424	368
Total stock-based compensation	$5,814	$5,663

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023
Performance-contingent restricted stock awards	$10,643	$11,567
TBRSU Shares	5,357	3,075
Deferred and restricted stock	943	857
Total stock-based compensation	$16,943	$15,499

18. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at July 13, 2024 compared to accounts at December 30, 2023 (amounts in thousands):

	July 13, 2024	December 30, 2023
Noncurrent benefit asset	$6,379	$6,494
Current benefit liability	$699	$699
Noncurrent benefit liability	$5,567	$5,798
AOCI, net of tax	$(469)	$(342)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2023 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the twenty-eight weeks ended July 13, 2024 and July 15, 2023.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Service cost	$168	$157	$392	$367
Interest cost	272	301	634	702
Expected return on plan assets	(370)	(360)	(864)	(840)
Amortization of prior service cost	13	13	31	31
Amortization of net loss	10	40	23	93
Total net periodic pension cost	$93	$151	$216	$353

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Service cost	$42	$41	$98	$96
Interest cost	53	55	123	128
Amortization of prior service credit	(54)	(54)	(126)	(126)
Amortization of net gain	(42)	(57)	(97)	(133)
Total net periodic postretirement credit	$(1)	$(15)	$(2)	$(35)

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Total cost and employer contributions	$7,597	$7,094	$18,117	$17,069

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

19. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended July 13, 2024 was 25.9% compared to 24.4% for the twelve weeks ended July 15, 2023. The increase in the rate was primarily due to net unfavorable discrete items related to state income taxes during the current year quarter. During the twelve weeks ended July 13, 2024 and July 15, 2023, the primary differences in the effective rate and the statutory rate were state income taxes.

The company’s effective tax rate for the twenty-eight weeks ended July 13, 2024 was 24.9% compared to 22.9% for the twenty-eight weeks ended July 15, 2023. The increase in the rate was primarily due to year-over-year differences in state income taxes and stock-based compensation recorded discretely. During the twenty-eight weeks ended July 13, 2024 and July 15, 2023, the primary differences in the effective rate and the statutory rate were state income taxes.

During the twenty-eight weeks ended July 13, 2024, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of July 13, 2024, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 13, 2024, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

On July 18, 2024, the company announced its Baton Rouge, Louisiana bakery will cease production in late September 2024. The facility will continue to be used as a distribution center. This bakery closure is part of our strategy to optimize capacity within our supply chain. The anticipated closure costs include asset impairment charges and severance costs and are estimated to be approximately $3.0 million to $5.0 million. We anticipate recording these closure costs during our third quarter of Fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 13, 2024 should be read in conjunction with the Form 10-K.

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

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$1,606	$6,588	$5,289	$12,807	Note 1
Restructuring charges	6,805	2,499	7,403	6,694	Note 3
Restructuring-related implementation costs	1,635	—	2,979	—	Note 3
Impairment of assets	1,377	—	5,377	—	Note 1, 12
Acquisition-related costs	—	489	—	3,712	Note 4
	$11,423	$9,576	$21,048	$23,213
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including upgrading our information system to a more robust platform, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, are detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $35.0 million for Fiscal 2024.
•
Restructuring charges and related implementation costs In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("RIF") and other optimization initiatives. In the first and second quarters of Fiscal 2024, the company incurred $0.6 million and $6.8 million of RIF costs and made $0.2 million and $6.7 million of RIF payments, respectively. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income. The company also incurred consulting costs associated with implementing the restructuring program in the first and second quarters of Fiscal 2024 and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the "VSIP"), RIF, and employee relocation costs. During the first quarter of Fiscal 2023, we recorded VSIP-related charges of $3.9 million and made VSIP-related payments of $0.5 million. Relocation costs incurred and paid during the first and second quarters of Fiscal 2023 were $0.3 million in each quarter. In the second quarter of Fiscal 2023, we recorded RIF and VSIP charges of $2.2 million and made payments of $2.9 million. These costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income. In the first quarter of Fiscal 2024, we paid the remaining VSIP payments of $1.4 million.

On July 18, 2024, the company announced its Baton Rouge, Louisiana bakery will cease production in late September 2024. The facility will continue to be used as a distribution center. This bakery closure is part of our strategy to optimize capacity within our supply chain. The anticipated closure costs include asset impairment charges and severance costs and are estimated to be approximately $3.0 to $5.0 million. We anticipate recording these closure costs during our third quarter of Fiscal 2024.

•
Impairment of assets During the second quarter of Fiscal 2024, the company recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell.

During the second quarter of the Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods that are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. These investments are being accounted for at cost, less any impairment, as we do not control, nor do we have the ability to significantly influence Base Culture. In the fourth quarter of Fiscal 2023, we recognized an impairment loss of $5.5 million on this investment and recognized an additional impairment of $4.0 million in the first quarter of Fiscal 2024.

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

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+ w/ Conv 12 Weeks Ended 7/14/24).
•
Our branded retail sales comprised 64.4% of total sales for the twenty-eight weeks ended July 13, 2024 as compared to 64.0% for the twenty-eight weeks ended July 15, 2023.
•
As of July 13, 2024, we operated 46 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack items, bagels, English muffins, and tortillas.
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

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our business and consumers, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results through the second quarter of Fiscal 2024 have continued to benefit from a more optimized sales mix of branded retail products as compared to pre-pandemic periods. However, inflationary pressures are impacting consumer purchasing patterns. Inflation, particularly for input costs, has also impacted our business during the previous two fiscal years which has partially offset the improved sales mix. We implemented price increases to mitigate these cost pressures during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023. Commodity cost inflation began to moderate in the latter half of Fiscal 2023 and we expect that trend to continue throughout the remainder of Fiscal 2024.

Additionally, in the prior year period, capacity constraints, largely for gluten-free production, resulted in lower production volumes and sales. These supply chain and other disruptions could continue to negatively impact production volumes as the global and U.S. supply chain remains uncertain. Although the conflict between Russia and Ukraine and the conflict in the Middle East have not impacted our operations directly, we are closely monitoring the impact of these conflicts on the broader economy including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and available workforce, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

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

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 0.2% for the twelve weeks ended July 13, 2024 compared to the same quarter in the prior year due to volume declines of 1.2%, partially offset by positive price/mix of 1.0%. Branded Retail sales improved 0.3% on positive price/mix, however sales in the Other sales category decreased 1.2%. Volume declines in the Other sales category drove the decrease and resulted largely from exiting certain lower margin foodservice business in the second half of Fiscal 2023, partially offset by volume increases in store branded sales. Sales of DKB continued to grow due to higher volumes, and sales of Nature's Own improved on positive price/mix, partially offset by a modest decline in volume.

Sales increased 1.4% for the twenty-eight weeks ended July 13, 2024 compared to the same period in the prior year, with price/mix contributing 2.1% and the Papa Pita acquisition contributing 0.3% (cycled on February 17, 2024), partially offset by volume declines of 1.0%. The benefits of inflation-driven pricing actions implemented predominantly in the prior year were partially offset by softer volumes. Volume declines were concentrated in the Other sales category, partly due to exiting certain lower margin business in the second half of Fiscal 2023, and were partially offset by growth in store branded retail volumes. Sales of DKB continued to increase on higher volumes, and sales of Nature's Own improved on positive price/mix, partially offset by lower volumes.

For the twelve weeks ended July 13, 2024, income from operations was $95.2 million compared to $88.6 million in the prior year quarter. The improvement resulted from moderating input costs, and, to a lesser extent, lower distributor distribution fees, reduced marketing and consulting costs, and the prior year insurance liability claim. These benefits were partially offset by increased workforce-related costs, higher repairs and maintenance expenses, higher restructuring charges, greater outside purchases of product, and lower production volumes quarter over quarter.

Income from operations was $196.8 million for the twenty-eight weeks ended July 13, 2024 compared to $182.3 million in the prior year period. The improvement mostly resulted from moderating input costs, improved sales price/mix, and lower distributor distribution fees. Those factors were partially offset by increased workforce-related costs, higher repairs and maintenance and rent expenses, higher depreciation expense, and lower production volumes (excluding the acquisition impact).

Net income for the twelve weeks ended July 13, 2024 was $67.0 million compared to $63.8 million in the prior year quarter. The improvement resulted primarily from the increase in income from operations, as described above, net of a higher effective tax rate quarter over quarter.

Net income for the twenty-eight weeks ended July 13, 2024 was $140.0 million compared to $134.5 million in the prior year period. The growth year over year resulted primarily from the increase in income from operations, as described above, net of a higher effective tax rate in the current year period.

During the twenty-eight weeks ended July 13, 2024, we generated net cash flows from operations of $168.4 million, invested $61.3 million in capital expenditures, and increased our indebtedness by $20.0 million. Additionally, we paid $101.9 million in dividends to our shareholders and repurchased $22.7 million of company stock. On April 15, 2024, we amended the two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility") to extend the scheduled facility expiration date to April 14, 2026. During the twenty-eight weeks ended July 15, 2023, we generated net cash flows from operations of $128.9 million, paid $274.8 million for the Papa Pita acquisition (inclusive of the net working capital purchase price adjustment), invested $68.4 million in capital expenditures, and increased our indebtedness $182.0 million primarily to fund the acquisition. Also, in the prior year period, we paid $98.1 million in dividends to our shareholders and repurchased $26.2 million of company stock.

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

These digital domains are expected to improve data visibility and efficiencies while automating many of our processes. When fully implemented, we expect this work will further our brand efforts, bring us closer to the consumer, increase operational efficiencies, and deliver higher-quality, real-time insights, which will in turn enable more predictive business decision-making. We transitioned into the implementation phase for the e-commerce, autonomous planning, and bakery of the future domains and selected two bakeries for the pilot program for bakery of the future and autonomous planning in Fiscal 2021. To date, we have rolled out bakery of the future to 36 bakeries, digital logistics to all bakery locations, and autonomous planning and our digital sales tools across our entire sales organization. Costs related to the digital initiatives are fluid and cannot be currently estimated.

ERP Upgrade

Our ERP initiative, which includes upgrading our information system platform, is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2026. We currently estimate total costs for the upgrade of our ERP system will be approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized). As of July 13, 2024, we have incurred costs related to the project of approximately $226 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively, are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023	Dollars	%
Sales	$1,224,983	$1,228,050	100.0	100.0	$(3,067)	(0.2)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	613,362	626,097	50.1	51.0	(12,735)	(2.0)
Selling, distribution and administrative expenses	471,400	475,916	38.5	38.8	(4,516)	(0.9)
Restructuring charges	6,805	2,499	0.6	0.2	4,306	NM
Impairment of assets	1,377	—	0.1	—	1,377	NM
Depreciation and amortization	36,827	34,984	3.0	2.8	1,843	5.3
Income from operations	95,212	88,554	7.8	7.2	6,658	7.5
Other components of net periodic pension and postretirement benefit plans credit	(118)	(62)	(0.0)	(0.0)	(56)	NM
Interest expense, net	4,908	4,251	0.4	0.3	657	15.5
Income before income taxes	90,422	84,365	7.4	6.9	6,057	7.2
Income tax expense	23,455	20,605	1.9	1.7	2,850	13.8
Net income	$66,967	$63,760	5.5	5.2	$3,207	5.0
Comprehensive income	$67,378	$67,105	5.5	5.5	$273	0.4

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023	Dollars	%
Sales	$2,801,801	$2,762,543	100.0	100.0	$39,258	1.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,410,548	1,426,949	50.3	51.7	(16,401)	(1.1)
Selling, distribution and administrative expenses	1,096,651	1,067,859	39.1	38.7	28,792	2.7
Restructuring charges	7,403	6,694	0.3	0.2	709	NM
Impairment of assets	5,377	—	0.2	—	5,377	NM
Depreciation and amortization	85,062	78,719	3.0	2.8	6,343	8.1
Income from operations	196,760	182,322	7.0	6.6	14,438	7.9
Other components of net periodic pension and postretirement benefit plans credit	(276)	(145)	(0.0)	(0.0)	(131)	NM
Interest expense, net	10,519	8,137	0.4	0.3	2,382	29.3
Income before income taxes	186,517	174,330	6.7	6.3	12,187	7.0
Income tax expense	46,507	39,860	1.7	1.4	6,647	16.7
Net income	$140,010	$134,470	5.0	4.9	$5,540	4.1
Comprehensive income	$140,332	$135,652	5.0	4.9	$4,680	3.5

NM - the computation is not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED JULY 13, 2024 COMPARED TO TWELVE WEEKS ENDED JULY 15, 2023

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023	Dollars	%
Branded Retail	$789,520	$787,230	64.5	64.1	$2,290	0.3
Other	435,463	440,820	35.5	35.9	(5,357)	(1.2)
Total	$1,224,983	$1,228,050	100.0	100.0	$(3,067)	(0.2)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	0.3	1.6	1.0
Volume*	—	(2.8)	(1.2)
Total percentage change in sales	0.3	(1.2)	(0.2)

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

Sales decreased quarter over quarter due to softer volumes in the Other sales category, partially offset by overall favorable price/mix. Strategic exits of certain foodservice business in the second half of Fiscal 2023 drove the volume decrease, net of volume growth in store branded retail sales. To mitigate the impact of the inflationary pressure on consumer spending, we increased our promotional activity quarter over quarter, though it remained below pre-pandemic levels.

Branded Retail Sales

Branded retail sales increased 0.3% quarter over quarter due to favorable price/mix resulting from a shift in mix to more premium-priced products. Volume was consistent quarter over quarter as growth in branded organic products, traditional branded buns and rolls, and branded Keto products was offset by softer volumes primarily for branded traditional loaf breads and branded cake. Our DKB and Nature's Own brands continued to perform well benefiting from efficient market execution and growth in more recently introduced products, such as Nature's Own Keto products and DKB snack bars and bites. Canyon Bakehouse's sales grew quarter over quarter on positive price/mix and volume growth enabled by capacity additions.

Other Sales

Sales in the Other category decreased 1.2% due to volume declines for non-retail sales, net of volume growth in store branded retail sales, most notably for store branded traditional loaf breads. Positive price/mix partially offset the Other sales decrease from favorable price/mix for non-retail sales, partially offset by negative price/mix for store branded retail sales. The volume decline in non-retail sales resulted primarily from exiting certain lower margin foodservice business in the second half of Fiscal 2023. Declines in vending also contributed to lower volumes.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 13, 2024 % of Sales	July 15, 2023 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	29.0	31.6	(2.6)
Workforce-related costs	14.3	13.5	0.8
Other	6.8	5.9	0.9
Total	50.1	51.0	(0.9)

Materials, supplies, labor and other production costs as a percent of sales decreased quarter over quarter due to moderating ingredient and packaging costs, improved sales price/mix, and decreased product returns. Lower production volumes, higher workforce-related and bakery maintenance costs, and increased outside purchases of product (sales with no associated ingredient costs), partially offset the overall improvement. Bakery maintenance costs and outside purchases of product are reflected in the Other line item in the table above. The decrease in ingredient and packaging costs was mostly attributed to lower pricing for commodities such as flour, fats and oils, and eggs, and packaging items including bags and corrugated containers. Wage inflation, higher employee compensation costs, and lower production volumes resulted in the increase in workforce-related costs as a percent of sales. We expect the impact of lower production volumes and the competitive labor market to continue to negatively impact our operations.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 13, 2024 % of Sales	July 15, 2023 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.5	10.6	0.9
Distributor distribution fees	13.3	14.1	(0.8)
Other	13.7	14.1	(0.4)
Total	38.5	38.8	(0.3)

Workforce-related costs increased as a percent of sales quarter over quarter primarily due to a shift from distributor distribution fees, wage inflation, higher employee compensation costs, and a competitive labor market. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. We anticipate a continued shift from distributor distribution fees to workforce-related costs and territory-related logistics costs, among others, as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. The decrease in the Other line item mostly reflects decreased marketing investments and consulting costs and an insurance liability claim in the prior year period. These items were partially offset by increased amortization of cloud-based applications, higher rent expense, and lower scrap dough income. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs.

Restructuring Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the second quarter of Fiscal 2024 increased in dollars and as a percent of sales as compared to the prior year period primarily due to the ERP assets being placed in service towards the end of the second quarter of Fiscal 2023.

Income from Operations

Income from operations for the twelve weeks ended July 13, 2024 increased as a percent of sales compared to the prior year quarter due primarily to moderating ingredient and packaging costs and lower distributor distribution fees, partially offset by higher workforce-related costs and restructuring charges and lower production volumes, as discussed above.

Net Interest Expense

Net interest expense increased modestly in dollars and as a percent of sales as compared to the prior year quarter due to decreased interest income. We anticipate higher net interest expense year over year due to funding payments associated with the legal settlement and related costs, all accrued for in Fiscal 2023, and lower interest income resulting from decreases in distributor notes receivable outstanding.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 13, 2024 was 25.9% compared to 24.4% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to unfavorable discrete items related to state income taxes in the current year quarter. For both periods presented, the primary differences in the effective rate and statutory rate were state income taxes.

Comprehensive Income

Comprehensive income was relatively consistent quarter over quarter.

TWENTY-EIGHT WEEKS ENDED JULY 13, 2024 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 15, 2023

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023	Dollars	%
Branded Retail	$1,804,387	$1,767,734	64.4	64.0	$36,653	2.1
Other	997,414	994,809	35.6	36.0	2,605	0.3
Total	$2,801,801	$2,762,543	100.0	100.0	$39,258	1.4

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	1.6	2.6	2.1
Volume*	0.1	(2.5)	(1.0)
Acquisition until cycled on February 17, 2024	0.4	0.2	0.3
Total percentage change in sales	2.1	0.3	1.4

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

Sales increased year over year due to positive pricing actions implemented predominantly in the second quarter of the prior year which targeted branded retail sales, and, to a lesser extent, the Papa Pita acquisition contribution. Volume declines, largely for non-retail items and, to a lesser extent, for branded retail traditional loaf breads, partially offset the overall sales increase. Our promotional activity increased as compared to the prior year period due to inflationary pressure on consumer spending but remained lower than pre-pandemic levels.

Branded Retail Sales

Branded retail sales grew 2.1% year over year due to favorable price/mix, the acquisition contribution, and modest volume growth. Price/mix benefitted from inflation-driven pricing actions taken in the second quarter of the prior year and improved mix from greater branded organic product sales. The slight increase in volume resulted primarily from growth in our more differentiated products, such as branded organic and branded Keto, and from market share gains in branded traditional buns and rolls. The increases were mostly offset by softer volumes primarily for branded traditional loaf breads and branded cake. Our Nature's Own and DKB brands continued to perform well. DKB benefitted from inflation-driven price increases implemented in the prior year, efficient market execution, and growth from more recently introduced products, such as snack bars and bites. Nature's Own benefitted from inflation-driven price increases implemented in the prior year, and growth in Keto bread (introduced in Fiscal 2023) and Keto buns (introduced in the second quarter of Fiscal 2024), but experienced volume declines year over year largely due to inflationary pressure on consumer spending.

Other Sales

Sales in the Other category increased 0.3% due to positive price/mix and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased largely due to volume growth in store branded traditional loaf breads, partially offset by negative price/mix. Non-retail sales decreased year over year due to volume declines, partially offset by positive price/mix and the acquisition contribution. Foodservice drove most of the volume decrease as we exited certain lower margin business in the second half of Fiscal 2023. Declines in vending also contributed to lower volumes.

We anticipate our Fiscal 2024 sales will be flat to higher than Fiscal 2023 sales due to price increases implemented in Fiscal 2023 and new business coming online in the second half of Fiscal 2024, however, this benefit could be offset by changes in consumer buying patterns, changes in promotional activity, and the impact of cycling certain exits of lower margin business that occurred in Fiscal 2023 and to a lesser extent in Fiscal 2024.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 13, 2024 % of sales	July 15, 2023 % of sales	(Decrease) as a % of sales
Ingredients and packaging	29.6	32.2	(2.6)
Workforce-related costs	14.3	13.5	0.8
Other	6.4	6.0	0.4
Total	50.3	51.7	(1.4)

Materials, supplies, labor and other production costs as a percent of sales decreased year over year due to moderating ingredient and packaging costs, improved sales price/mix, and decreased product returns. Lower production volumes (excluding the acquisition impact), higher workforce-related costs, and increased bakery maintenance costs, reflected in the Other line item, partially offset the overall improvement. The decrease in ingredient and packaging costs was mostly attributed to lower pricing for commodities such as flour, fats and oils, and eggs, and packaging items including bags and corrugated containers. Wage inflation, higher employee compensation costs, and lower production volumes drove the increase in workforce-related costs as a percent of sales. We expect the impact of lower production volumes (excluding the acquisition impact) and the competitive labor market to continue to negatively impact our operations.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 13, 2024 % of sales	July 15, 2023 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.7	10.7	1.0
Distributor distribution fees	13.6	14.1	(0.5)
Other	13.8	13.9	(0.1)
Total	39.1	38.7	0.4

Workforce-related costs increased as a percent of sales year over year due to a shift from distributor distribution fees, higher employee compensation costs, wage inflation, and a competitive labor market. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. We anticipate a continued shift from distributor distribution fees to workforce-related costs and territory-related logistics costs, among others, as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. The decrease in the Other line item mostly reflects reduced transportation and consulting costs and the prior year acquisition costs and insurance liability claim, partially offset by increased amortization of cloud-based applications, increased rent expense, and lower scrap dough income. See the “Matters Affecting Comparability” section above for a discussion of the project-related consulting costs and the acquisition-related costs.

Restructuring Charges and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Year over year, depreciation and amortization expense increased in dollars and as a percent of sales primarily due to the ERP assets being placed in service in the second quarter of Fiscal 2023 and, to a lesser extent, the Papa Pita assets acquired midway through the first quarter of Fiscal 2023, partially offset by assets becoming fully depreciated.

Income from Operations

Income from operations increased as a percent of sales compared to the prior year period primarily due to moderating input costs, partially offset by lower production volumes (excluding the acquisition impact), the current year asset impairment charges, increased selling, distribution, and administrative expenses, and increased depreciation and amortization expense.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period largely due to decreased interest income. We anticipate higher net interest expense year over year due to funding payments associated with the legal settlement and related costs, all accrued for in Fiscal 2023, and lower interest income resulting from decreases in distributor notes receivable outstanding.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 13, 2024 was 24.9% compared to 22.9% in the prior year period. The increase in the rate was primarily due to unfavorable discrete items related to state income taxes in the current year, coupled with a decrease in benefits on stock-based compensation. For both periods presented, the primary differences in the effective rate and statutory rate were state income taxes including the recognition of discrete tax credits.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from increased net earnings, net of changes in the fair value of derivatives.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the twenty-eight weeks ended July 13, 2024, volatility in global and U.S. economic environments, as a result of, among other things, the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Potential risks include the possibility of future economic downturns that could shift consumer demand away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the available workforce, and our ability to implement additional pricing actions to offset inflation.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2024, we amended the two-year $200.0 million trade receivable repurchase facility (the "repurchase facility") to extend the maturity date to April 14, 2026. We believe that we have sufficient liquidity on hand to continue business operations during this time of volatility in the global and U.S. economic environments. As of July 13, 2024, we had total available liquidity of $523.5 million, consisting of cash on hand and the available balances under the senior unsecured revolving credit facility (the "credit facility") and repurchase facility.

Liquidity Discussion for the Twenty-Eight Weeks Ended July 13, 2024 and July 15, 2023

Cash and cash equivalents were $6.9 million at July 13, 2024 and $22.5 million at December 30, 2023. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 13, 2024	July 15, 2023	Change
Cash provided by operating activities	$168,421	$128,907	$39,514
Cash disbursed for investing activities	(76,505)	(338,369)	261,864
Cash (disbursed for) provided by financing activities	(107,577)	56,039	(163,616)
Total change in cash	$(15,661)	$(153,423)	$137,762

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	Change
Depreciation and amortization	$85,062	$78,719	$6,343
Impairment of assets	5,377	—	5,377
Loss reclassified from accumulated other comprehensive income to net income	1,029	1,915	(886)
Allowances for accounts receivable	4,262	7,403	(3,141)
Stock-based compensation	16,943	15,499	1,444
Deferred income taxes	8,690	(957)	9,647
Other non-cash items	3,207	2,777	430
Net non-cash adjustment to net income	$124,570	$105,356	$19,214

•
Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding this item.
•
For the twenty-eight weeks ended July 13, 2024, deferred income tax activity was composed of changes in temporary differences year over year, including the current year impact of a payment for a previously accrued legal settlement for the repurchase of distribution rights. Additionally, for the current and prior year periods ended July 13, 2024 and July 15, 2023, deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized loan costs upon the early extinguishment of the accounts receivable securitization facility in the first quarter of Fiscal 2023) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	Change
Changes in accounts receivable	$(58,715)	$(78,888)	$20,173
Changes in inventories	13,084	(5,736)	18,820
Changes in hedging activities	605	1,790	(1,185)
Changes in accounts payable	(19,033)	(19,112)	79
Changes in other assets and accrued liabilities	(32,100)	(8,973)	(23,127)
Net changes in working capital	$(96,159)	$(110,919)	$14,760

•
Changes in accounts receivable were mainly attributable to sales increases period over period and a temporary delay in customer billings in the prior year period due to the ERP implementation. Changes in inventories resulted primarily from volatility in input costs.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.

•
The change in other assets primarily resulted from changes in prepaid assets and income tax receivables in each respective period. Changes in employee compensation, legal settlement, and insurance liability accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2024 and Fiscal 2023, we paid $31.9 million and $32.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.9 million and $2.2 million was paid during the first quarter of Fiscal 2024 and Fiscal 2023, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the twenty-eight weeks ended July 13, 2024, the company paid $55.0 million to the legal fund related to a legal settlement recognized in the third quarter of Fiscal 2023. During the twenty-eight weeks ended July 15, 2023, the company paid $5.5 million of legal settlements that had been accrued for in a prior period and accrued $7.5 million of insurance liability claims.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	Change
Purchases of property, plant, and equipment	$(61,251)	$(68,385)	$7,134
Repurchases of independent distributor distribution rights, net of principal payments from notes receivable	(16,169)	5,920	(22,089)
Proceeds from sale of property, plant and equipment	809	775	34
Acquisition of business	—	(274,755)	274,755
Investment in unconsolidated affiliate	—	(1,981)	1,981
Other	106	57	49
Net cash disbursed for investing activities	$(76,505)	$(338,369)	$261,864

•
We currently anticipate capital expenditures of $145.0 million to $155.0 million for Fiscal 2024 (inclusive of expenditures for the ERP upgrade of $3.0 million to $6.0 million).
•
The repurchases of the California distribution rights contributed to most of the change in the repurchases of distribution rights, net of principal payments on notes receivable. The company expects to complete the California repurchases by the end of the first quarter of Fiscal 2025.
•
As discussed in the Executive Overview section above, on February 17, 2023, we completed the Papa Pita acquisition. We paid $270.5 million of the total purchase price in the first quarter of Fiscal 2023 and $4.3 million in the second quarter of Fiscal 2023 for a net working capital purchase price adjustment. Papa Pita operates one manufacturing facility in West Jordan, Utah.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the twenty-eight weeks ended July 13, 2024 and July 15, 2023, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	Change
Dividends paid, including dividends on stock-based payment awards	$(101,946)	$(98,123)	$(3,823)
Payments for financing fees	(190)	(218)	28
Stock repurchases	(22,703)	(26,244)	3,541
Change in bank overdrafts	(2,569)	(324)	(2,245)
Net change in debt obligations	20,000	182,000	(162,000)
Payments on financing leases	(169)	(1,052)	883
Net cash (disbursed for) provided by financing activities	$(107,577)	$56,039	$(163,616)

•
Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 13, 2024 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 23, 2024	June 6, 2024	June 20, 2024	$0.2400	$50,687
February 16, 2024	March 1, 2024	March 15, 2024	$0.2300	$48,560

Additionally, we paid dividends of $2.7 million at the time of vesting of certain restricted stock awards. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.

•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 13, 2024 and July 15, 2023, we repurchased 992,233 and 998,729 shares of our common stock for $22.7 million and $26.2 million, respectively, under a share repurchase plan approved by our Board of Directors. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to drawdowns made to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 13, 2024 and December 30, 2023, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 5, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	July 13, 2024	December 30, 2023	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$495,116	$494,723	Fixed Rate	2031
2026 notes	398,728	398,421	Fixed Rate	2026
Unsecured credit facility	—	—	Variable Rate	2026
Accounts receivable repurchase facility	175,000	155,000	Variable Rate	2026
Right-of-use lease obligations	304,125	284,501		2036
	1,372,969	1,332,645
Less: Current maturities of long-term debt and right- of-use lease obligations	(60,139)	(47,606)
Long-term debt and right-of-use lease obligations	$1,312,830	$1,285,039

Total stockholders' equity
Total stockholders' equity	$1,384,408	$1,351,782

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

The following table details the amounts available under the repurchase facility and the credit facility and the highest and lowest balances outstanding under these arrangements during the twenty-eight weeks ended July 13, 2024:

	Amount Available	For the Twenty-Eight Weeks Ended July 13, 2024
	for Withdrawal at	Highest	Lowest
Facility	July 13, 2024	Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility	$25,000	$195,000	$105,000
Unsecured credit facility (1)	491,600	30,000	—
	$516,600

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the twenty-eight weeks ended July 13, 2024, the company made $71.3 million in revolving borrowings and $71.3 million in payments on revolving borrowings under the credit facility. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the credit facility are variable rate debt and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, like we experienced in Fiscal 2023 and Fiscal 2022, the cost of using these facilities becomes more expensive and results in increased interest expense.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 13, 2024, the company was in compliance with all restrictive covenants under our debt agreements.

At July 13, 2024, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 13, 2024, 992,233 shares, at a cost of $22.7 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 13, 2024, 73.0 million shares, at a cost of $755.9 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 13, 2024, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(0.7) million, based on quoted market prices. All of this amount relates to instruments that will be utilized in Fiscal 2024 except for an immaterial amount that will be utilized in Fiscal 2025.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk, the interest rate price risk was immaterial, with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 13, 2024, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $0.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 13, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the twelve weeks ended July 13, 2024, 603,942 shares, at a cost of $13.8 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 13, 2024, 73.0 million shares, at a cost of $755.9 million, have been repurchased. The company currently has 21.5 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended July 13, 2024 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 21, 2024 — May 18, 2024	4	$22.96	4	22,137
May 19, 2024 — June 15, 2024	300	$23.20	300	21,837
June 16, 2024 — July 13, 2024	300	$22.57	300	21,537
Total	604	$22.89	604

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended July 13, 2024.

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

10.1	*	—	Form of Deferred Shares Agreement for Directors
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended July 13, 2024.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended July 13, 2024 has been formatted in Inline XBRL.

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

Date: August 16, 2024