Form 10-Q
period 2024-10-05
FLOWERS FOODS INC
filed 2024-11-08
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2024

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

As of November 1, 2024, the registrant had 210,597,558 shares of common stock, $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 5, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,975	$22,527
Accounts and notes receivable, net of allowances of $25,656 and $33,386, respectively	387,356	328,246
Inventories, net:
Raw materials	62,169	72,941
Packaging materials	26,991	28,743
Finished goods	80,552	82,813
Inventories, net	169,712	184,497
Spare parts and supplies	89,236	86,386
Other	46,445	66,057
Total current assets	707,724	687,713
Property, plant and equipment:
Property, plant and equipment	2,547,879	2,500,531
Less: accumulated depreciation	(1,600,177)	(1,537,550)
Property, plant and equipment, net	947,702	962,981
Financing lease right-of-use assets	213	130
Operating lease right-of-use assets	308,782	276,734
Notes receivable from independent distributor partners	112,333	123,571
Assets held for sale	25,198	21,799
Other assets	14,567	18,487
Goodwill	679,896	677,796
Other intangible assets, net	633,544	657,742
Total assets	$3,429,959	$3,426,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	107	99
Current maturities of operating leases	64,566	47,507
Accounts payable	286,919	318,600
Other accrued liabilities	217,469	292,946
Total current liabilities	569,061	659,152

Noncurrent long-term debt	1,054,143	1,048,144
Noncurrent financing lease obligations	10	23
Noncurrent operating lease obligations	251,120	236,872
Total long-term debt and right-of-use lease liabilities	1,305,273	1,285,039
Other liabilities:
Postretirement/post-employment obligations	5,315	5,798
Deferred taxes	107,863	91,245
Other long-term liabilities	35,921	33,937
Total other long-term liabilities	149,099	130,980
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 18,130,532 shares and 18,309,359 shares, respectively	(285,985)	(281,318)
Capital in excess of par value	705,096	699,808
Retained earnings	984,977	932,472
Accumulated other comprehensive income	2,239	621
Total stockholders’ equity	1,406,526	1,351,782
Total liabilities and stockholders’ equity	$3,429,959	$3,426,953

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net sales	$1,190,561	$1,199,260	$3,992,362	$3,961,803
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	598,209	617,468	2,008,757	2,044,417
Selling, distribution and administrative expenses	460,359	603,954	1,557,010	1,671,813
Depreciation and amortization	37,331	35,974	122,393	114,693
Plant closure costs and impairment of assets	4,483	1,034	9,860	1,034
Restructuring charges	—	179	7,403	6,873
Income (loss) from operations	90,179	(59,349)	286,939	122,973
Interest expense	8,688	8,552	28,967	28,398
Interest income	(3,910)	(4,542)	(13,670)	(16,251)
Other components of net periodic pension and postretirement benefit plans credit	(119)	(62)	(395)	(207)
Income (loss) before income taxes	85,520	(63,297)	272,037	111,033
Income tax expense (benefit)	20,536	(16,567)	67,043	23,293
Net income (loss)	$64,984	$(46,730)	$204,994	$87,740
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$0.31	$(0.22)	$0.97	$0.41
Weighted average shares outstanding	210,820	211,522	211,084	211,773
Diluted:
Net income (loss) per common share	$0.31	$(0.22)	$0.97	$0.41
Weighted average shares outstanding	211,975	211,522	212,123	213,455
Cash dividends paid per common share	$0.2400	$0.2300	$0.7100	$0.6800

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net income (loss)	$64,984	$(46,730)	$204,994	$87,740
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income (loss)	(30)	(30)	(102)	(102)
Amortization of actuarial gain included in net income (loss)	(25)	(14)	(80)	(43)
Pension and postretirement plans, net of tax	(55)	(44)	(182)	(145)
Derivative instruments:
Net change in fair value of derivatives	1,223	(1,579)	1,101	(1,531)
Loss reclassified to net income (loss)	128	297	699	1,532
Derivative instruments, net of tax	1,351	(1,282)	1,800	1
Other comprehensive income (loss), net of tax	1,296	(1,326)	1,618	(144)
Comprehensive income (loss)	$66,280	$(48,056)	$206,612	$87,596

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 5, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 13, 2024	228,729,585	$199	$698,722	$970,536	$943	(18,130,952)	$(285,992)	$1,384,408
Net income				64,984				64,984
Derivative instruments, net of tax					1,351			1,351
Pension and postretirement plans, net of tax					(55)			(55)
Amortization of stock-based compensation awards			6,381					6,381
Issuance of deferred compensation			(7)			420	7	—
Dividends paid — $0.2400 per common share				(50,543)				(50,543)
Balances at October 5, 2024	228,729,585	$199	$705,096	$984,977	$2,239	(18,130,532)	$(285,985)	$1,406,526

	For the Forty Weeks Ended October 5, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782
Net income				204,994				204,994
Derivative instruments, net of tax					1,800			1,800
Pension and postretirement plans, net of tax					(182)			(182)
Amortization of stock-based compensation awards			23,324					23,324
Issuance of deferred compensation			(26)			1,679	26	—
Time-based restricted stock units issued (Note 17)			(3,922)			255,161	3,922	—
Performance-contingent restricted stock awards issued (Note 17)			(13,060)			847,977	13,060	—
Issuance of deferred stock awards			(1,028)			66,243	1,028	—
Share repurchases						(992,233)	(22,703)	(22,703)
Dividends paid on vested stock-based payment awards				(2,699)				(2,699)
Dividends paid — $0.7100 per common share				(149,790)				(149,790)
Balances at October 5, 2024	228,729,585	$199	$705,096	$984,977	$2,239	(18,130,532)	$(285,985)	$1,406,526

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 7, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at July 15, 2023	228,729,585	$199	$688,281	$1,040,618	$2,656	(17,409,777)	$(261,680)	$1,470,074
Net loss				(46,730)				(46,730)
Derivative instruments, net of tax					(1,282)			(1,282)
Pension and postretirement plans, net of tax					(44)			(44)
Amortization of stock-based compensation awards			5,883					5,883
Issuance of deferred compensation			(6)			418	6	—
Issuance of deferred stock awards			87	—		—	(87)	—
Share repurchases						(200,000)	(4,647)	(4,647)
Dividends paid — $0.2300 per common share				(48,603)				(48,603)
Balances at October 7, 2023	228,729,585	$199	$694,245	$945,285	$1,330	(17,609,359)	$(266,408)	$1,374,651

	For the Forty Weeks Ended October 7, 2023
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				87,740				87,740
Derivative instruments, net of tax					1			1
Pension and postretirement plans, net of tax					(145)			(145)
Amortization of stock-based compensation awards			21,382					21,382
Issuance of deferred compensation			(38)			2,557	38	—
Time-based restricted stock units issued (Note 17)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 17)			(12,508)			867,944	12,508	—
Issuance of deferred stock awards			(927)			63,266	927	—
Share repurchases						(1,198,729)	(30,891)	(30,891)
Dividends paid on vested stock-based payment awards				(2,780)				(2,780)
Dividends paid — $.6800 per common share				(143,946)				(143,946)
Balances at October 7, 2023	228,729,585	$199	$694,245	$945,285	$1,330	(17,609,359)	$(266,408)	$1,374,651

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$204,994	$87,740
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,324	21,382
Loss reclassified from accumulated other comprehensive income to net income	1,314	2,426
Depreciation and amortization	122,393	114,693
Deferred income taxes	15,831	(44,256)
Impairment of assets	9,864	3,347
Provision for inventory obsolescence	3,266	2,387
Allowances for accounts receivable	6,328	10,071
Pension and postretirement plans cost	307	455
Other	216	1,309
Qualified pension plan contributions	—	(1,000)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(58,959)	(17,364)
Inventories	11,519	(13,552)
Hedging activities	1,455	(332)
Accounts payable	(31,527)	(17,788)
Other assets and accrued liabilities	(27,955)	107,800
NET CASH PROVIDED BY OPERATING ACTIVITIES	282,370	257,318
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86,624)	(97,003)
Proceeds from sale of property, plant and equipment	2,040	2,278
Repurchase of independent distribution rights	(33,212)	(5,129)
Cash paid at issuance of notes receivable	(15,232)	(15,212)
Principal payments from notes receivable	19,655	25,204
Acquisition of business	—	(274,755)
Investment in unconsolidated affiliate	—	(1,981)
Other investing activities	431	63
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(112,942)	(366,535)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(152,489)	(146,726)
Stock repurchases	(22,703)	(30,891)
Change in bank overdrafts	(6,363)	(6,693)
Proceeds from debt borrowings	284,700	805,100
Debt obligation payments	(279,700)	(660,100)
Payments on financing leases	(235)	(1,513)
Payments for financing fees	(190)	(533)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(176,980)	(41,356)
Net decrease in cash and cash equivalents	(7,552)	(150,573)
Cash and cash equivalents at beginning of period	22,527	165,134
Cash and cash equivalents at end of period	$14,975	$14,561

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 5, 2024 and October 7, 2023 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 30, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023 (the “Form 10-K”).

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine and the conflict in the Middle East on our business. Our results through the third quarter of Fiscal 2024 continued to benefit from a more optimal sales mix of branded retail products as compared to pre-pandemic periods. However, inflationary pressures are impacting consumer purchasing patterns. Inflation, particularly for input costs, has also impacted our business during the previous two years which has partially offset the improved sales mix. We implemented price increases during the first and second quarters of Fiscal 2023 to mitigate these cost pressures. Commodity cost inflation began to moderate in the latter half of Fiscal 2023 and has continued during the first three quarters of Fiscal 2024.

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

During the first quarter of Fiscal 2024, the company's qualitative assessment of the fair value of Base Culture indicated the investment may be impaired. Additional quantitative analysis of Base Culture indicated a fair value of approximately $1.5 million of the company’s interest. The company recognized an impairment loss of $4.0 million during the first quarter of Fiscal 2024 which is reported in the Plant closure costs and impairment of assets line item of the Condensed Consolidated Statements of Income (Loss). The company also recognized an impairment loss of $5.5 million during the fourth quarter of Fiscal 2023. The losses recognized represent the difference between the estimated fair value and the company’s original carrying value. The current carrying value is approximately $1.5 million.

PLANT CLOSURE COSTS AND IMPAIRMENT OF ASSETS — On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure is part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. The company recognized severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in the third quarter of Fiscal 2024. Additionally, in the third quarter of Fiscal 2024, the company recorded a charge of $2.3 million to fully impair certain ERP-related software and recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. During the second quarter of Fiscal 2024, the company recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell. These costs are reported in the Plant closure costs and impairment of assets line item of the Condensed Consolidated Statements of Income (Loss) with the Base Culture impairment discussed immediately above.

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

Fiscal 2024 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2024 (sixteen weeks), second quarter ended July 13, 2024 (twelve weeks), third quarter ended October 5, 2024 (twelve weeks) and fourth quarter ending December 28, 2024 (twelve weeks).

REPORTING SEGMENT — The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s net sales for the twelve and forty weeks ended October 5, 2024 and October 7, 2023. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s net sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
	(% of Net Sales)		(% of Net Sales)
Total	21.9	22.4	22.6	22.4

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 17.9% and 20.3%, on a consolidated basis, as of October 5, 2024 and December 30, 2023, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $0.5 million and $5.8 million for the twelve and forty weeks ended October 5, 2024, respectively. The expensed portion of these direct costs incurred related to these initiatives was $5.8 million and $18.6 million for the twelve and forty weeks ended October 7, 2023, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss). Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

The company did not adopt any accounting pronouncements during the forty weeks ended October 5, 2024.

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

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The company is determining the impact on our business and will include the required disclosures in its Fiscal 2024 Form 10-K.

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

On November 4, 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" which improves the disclosures about a public business entity's expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The company is determining the impact on our business.

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption.

3. RESTRUCTURING ACTIVITIES

In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("2024 RIF") and other expense optimization initiatives expected to be completed in Fiscal 2024. The company also incurred consulting costs associated with implementing the restructuring program.

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the "2023 VSIP"), reduction-in-force (the "2023 RIF"), and employee relocation costs. There were no additional costs incurred during Fiscal 2024 for the 2023 VSIP, 2023 RIF, and employee relocation costs.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 5, 2024	October 5, 2024
Restructuring charges:
2024 RIF (1)	$—	$7,403
Restructuring-related implementation costs (2)	—	2,979
Total restructuring charges	$—	$10,382

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 7, 2023	October 7, 2023
Restructuring charges:
2023 VSIP	$—	$5,229
2023 RIF	—	899
Relocation costs	179	745
Total restructuring charges (1)	$179	$6,873
(1)
Presented on our Condensed Consolidated Statements of Income (Loss)
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income (Loss).

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	2023 VSIP	2024 RIF	Total
Liability balance at December 30, 2023	$1,429	$—	$1,429
Charges	—	7,403	7,403
Cash payments	(1,429)	(7,317)	(8,746)
Liability balance at October 5, 2024	$—	$86	$86

4. ACQUISITION

On February 17, 2023, the company completed the acquisition of the Papa Pita for total consideration of $274.8 million, inclusive of net working capital adjustments. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred additional acquisition costs of $3.7 million during the forty weeks ended October 7, 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss). The company also recognized a $2.1 million goodwill measurement period adjustment related to an environmental and emissions liability during the first quarter of Fiscal 2024.

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

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Lease modifications and renewals	$7,994	$3,820	$28,630	$28,585
Lease terminations	$88	$71	$1,640	$277

The lease modifications and renewals for the forty weeks ended October 5, 2024 include renewals of multiple warehouse leases. The lease modifications and renewals for the forty weeks ended October 7, 2023 include $10.6 million related to a 10-year extension for a freezer storage lease that occurred during our first quarter of Fiscal 2023.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and forty weeks ended October 5, 2024 and October 7, 2023, respectively, were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Lease cost:
Amortization of right-of-use assets	$62	$396	$213	$1,313
Interest on lease liabilities	1	5	5	30
Operating lease cost	17,576	14,397	55,074	48,212
Short-term lease cost	2,905	755	6,332	2,367
Variable lease cost	10,246	8,802	32,594	28,515
Total lease cost	$30,790	$24,355	$94,218	$80,437

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$5	$30
Operating cash flows from operating leases	$60,467	$52,134
Financing cash flows from financing leases	$235	$1,513
Right-of-use assets obtained in exchange for new financing lease liabilities	$218	$21
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,098	$28,566

Weighted-average remaining lease term (years):
Financing leases	2.4
Operating leases	6.6
Weighted-average IBR (percentage):
Financing leases	3.8
Operating leases	4.7

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 5, 2024 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2024	$16,683	$6
2025	81,631	51
2026	62,744	39
2027	54,415	18
2028	38,981	9
2029 and thereafter	118,108	1
Total minimum lease payments	372,562	124
Less: amount of lease payments representing interest	(56,876)	(7)
Present value of future minimum lease payments	315,686	117
Less: current obligations under leases	(64,566)	(107)
Long-term lease obligations	$251,120	$10

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 5, 2024 and October 7, 2023, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 5, 2024	October 7, 2023	Where Net Income (loss) is Presented
Derivative instruments:
Interest rate contracts	$115	$115	Interest expense
Commodity contracts	(285)	(511)	Cost of sales, Note 3
Total before tax	(170)	(396)	Total before tax
Tax benefit	42	99	Income tax expense
Total net of tax	(128)	(297)	Net of tax
Pension and postretirement plans:
Prior-service credits	41	40	Note 1
Actuarial gain losses	31	17	Note 1
Total before tax	72	57	Total before tax
Tax expense	(17)	(13)	Income tax expense
Total net of tax	55	44	Net of tax
Total reclassifications	$(73)	$(253)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 5, 2024	October 7, 2023	Where Net Income (Loss) is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$383	$383	Interest expense
Commodity contracts	(1,314)	(2,426)	Cost of sales, Note 3
Total before tax	(931)	(2,043)	Total before tax
Tax benefit	232	511	Tax benefit
Total net of tax	(699)	(1,532)	Net of tax
Amortization of defined benefit pension items:
Prior-service costs	136	135	Note 1
Actuarial losses	105	57	Note 1
Total before tax	241	192	Total before tax
Tax benefit	(59)	(47)	Tax benefit
Total net of tax	182	145	Net of tax
Total reclassifications	$(517)	$(1,387)	Net of tax

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

During the forty weeks ended October 5, 2024, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2023	$963	$(342)	$621
Other comprehensive income before reclassifications	1,101	—	1,101
Reclassified to earnings from AOCI	699	(182)	517
AOCI at October 5, 2024	$2,763	$(524)	$2,239

During the forty weeks ended October 7, 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive income before reclassifications	(1,531)	—	(1,531)
Reclassified to earnings from AOCI	1,532	(145)	1,387
AOCI at October 7, 2023	$2,100	$(770)	$1,330

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

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023
Gross loss reclassified from AOCI into net income	$(1,314)	$(2,426)
Tax benefit	329	607
Net of tax	$(985)	$(1,819)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 5, 2024 and December 30, 2023, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 5, 2024	December 30, 2023
Goodwill	$679,896	$677,796
Amortizable intangible assets, net	506,444	530,642
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,313,440	$1,335,538

The changes in the carrying amount of goodwill during the forty weeks ended October 5, 2024, during which time we finalized the purchase accounting for the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 30, 2023	$677,796
Measurement period adjustment (see Note 4, Acquisition)	2,100
Balance as of October 5, 2024	$679,896

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

As of October 5, 2024 and December 30, 2023, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 5, 2024			December 30, 2023
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$119,000	$362,715	$481,715	$107,562	$374,153
Customer relationships	340,221	196,846	143,375	340,221	184,222	155,999
Non-compete agreements	5,454	5,264	190	5,454	5,206	248
Distributor relationships	4,123	3,959	164	4,123	3,881	242
Total	$831,513	$325,069	$506,444	$831,513	$300,871	$530,642

Aggregate amortization expense for the twelve and forty weeks ended October 5, 2024 and October 7, 2023 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 5, 2024	$7,218
For the twelve weeks ended October 7, 2023	$7,572
For the forty weeks ended October 5, 2024	$24,198
For the forty weeks ended October 7, 2023	$24,891

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2024	$7,182
2025	$30,746
2026	$28,891
2027	$27,242
2028	$25,611

There were $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 5, 2024 and December 30, 2023. These trademarks are classified as indefinite-lived because we believe they are well established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributor partners (“IDPs”). These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 2,700 and 3,000 IDPs’ distribution rights as of October 5, 2024 and December 30, 2023, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 5, 2024	$3,910
For the twelve weeks ended October 7, 2023	$4,542
For the forty weeks ended October 5, 2024	$13,670
For the forty weeks ended October 7, 2023	$16,251

At October 5, 2024 and December 30, 2023, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 5, 2024	December 30, 2023
Distributor notes receivable	$128,576	$133,335
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(16,243)	(9,764)
Long-term portion of distributor notes receivable	$112,333	$123,571

The distributor notes receivable balance as of October 5, 2024 and December 30, 2023 include a reserve of $6.0 million and $14.8 million, respectively, related to a legal settlement. See Note 15, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at October 5, 2024 approximates the recorded value. The fair value of the company’s 2.400% senior notes due 2031 (the "2031 notes") and 3.500% senior notes due 2026 (the “2026 notes”), as discussed in Note 13, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the 2031 notes and 2026 notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$495,284	$430,969	2
2026 notes	$398,859	$391,793	2

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

As of October 5, 2024, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$606	$—	$—	$606
Other long-term	66	—	—	66
Total	672	—	—	672

Liabilities:
Other current	(38)	—	—	(38)
Other long-term	—	—	—	—
Total	(38)	—	—	(38)
Net Fair Value	$634	$—	$—	$634

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2025. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 5, 2024 and December 30, 2023, respectively, qualified for hedge accounting.

Interest Rate Risk

The company enters into interest derivatives designated as cash-flow hedges of existing or future exposure to changes in interest rates. The company's risk management objective and strategy with respect to interest rate swaps is to protect the company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. This swap is designated as a cash flow hedge.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the company’s fixed-rate bonds.

As of October 5, 2024, the company’s hedge portfolio contained interest derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	633	—	—	633
Total	633	—	—	633

Liabilities:
Other current	—	—	—	—
Other long-term	—	—	—	—
Total	—	—	—	—
Net Fair Value	$633	$—	$—	$633

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 5, 2024		December 30, 2023		October 5, 2024		December 30, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$606	Other current assets	$55	Other accrued liabilities	$38	Other accrued liabilities	$1,918
Commodity contracts	Other assets	699	Other assets	—	Other long-term liabilities	—	Other long-term liabilities	2
Total		$1,305		$55		$38		$1,920

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 5, 2024	October 7, 2023	into Income (Effective Portion)(2)	October 5, 2024	October 7, 2023
Interest rate contracts	$492	$—	Interest expense	$86	$86
Commodity contracts	731	(1,579)	Production costs(3)	(214)	(383)
Total	$1,223	$(1,579)		$(128)	$(297)

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 5, 2024	October 7, 2023	into Income (Effective Portion)(2)	October 5, 2024	October 7, 2023
Interest rate contracts	$470	$—	Interest expense	$287	$287
Commodity contracts	631	(1,531)	Production costs(3)	(986)	(1,819)
Total	$1,101	$(1,531)		$(699)	$(1,532)

1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 5, 2024 and October 7, 2023, respectively, related to the company’s commodity risk hedges.

At October 5, 2024, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(210)	$2,029	$1,819
Expiring in 2024	(36)	—	(36)
Expiring in 2025	510	—	510
Expiring in 2026	—	470	470
Total	$264	$2,499	$2,763

Derivative Transactions Notional Amounts

As of October 5, 2024, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$1,208
Soybean oil contracts	9,024
Natural gas contracts	1,831
Corn contracts	403
Interest rate contracts	125,000
Total	$137,466

The company’s derivative instruments contain no credit-risk related contingent features at October 5, 2024. As of October 5, 2024 and December 30, 2023, the company had $3.3 million and $6.3 million, respectively, in other current assets representing collateral for hedged positions. As of October 5, 2024 and December 30, 2023, the company had $3.3 million and $3.2 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

10. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 5, 2024	December 30, 2023
Prepaid assets	$3,843	$4,042
Service contracts	14,524	27,102
Prepaid insurance	9,997	6,546
Prepaid marketing and promotions	1,113	4,458
Collateral to counterparties for derivative positions	3,256	6,333
Income taxes receivable	11,748	17,362
Other	1,964	214
Total	$46,445	$66,057

Other non-current assets consist of (amounts in thousands):

	October 5, 2024	December 30, 2023
Unamortized financing fees	$905	$1,125
Investments	2,416	2,443
Investment in unconsolidated affiliate	1,481	5,481
Deposits	2,626	2,789
Noncurrent postretirement benefit plan asset	6,330	6,494
Other	809	155
Total	$14,567	$18,487

11. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 5, 2024	December 30, 2023
Employee compensation	$28,707	$28,000
Employee vacation	20,194	17,699
Restructuring-related accruals	86	1,429
Employee bonus	38,865	28,004
Fair value of derivative instruments	38	1,918
Self-insurance reserves	35,344	38,003
Bank overdraft	11,817	18,180
Accrued interest	1,280	7,516
Accrued utilities	6,177	6,121
Accrued taxes	15,502	7,984
Accrued advertising	4,615	2,333
Accrued legal settlements	826	55,000
Accrued legal costs	3,783	3,798
Accrued short-term deferred income	2,551	3,217
Collateral due to counterparties for derivative positions	3,266	3,230
Multi-employer pension plan withdrawal liability	—	1,297
Repurchase obligations of distribution rights	35,791	64,583
Other	8,627	4,634
Total	$217,469	$292,946

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

Other long-term liabilities consist of (amounts in thousands):

	October 5, 2024	December 30, 2023
Deferred income	$5,587	$7,222
Deferred compensation	27,849	26,207
Other	2,485	508
Total	$35,921	$33,937

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 5, 2024 and December 30, 2023, respectively (amounts in thousands):

	October 5, 2024	December 30, 2023
Distribution rights	$24,599	$20,587
Property, plant and equipment	599	1,212
Total assets held for sale	$25,198	$21,799

During the second quarter of Fiscal 2024, the company recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell.

13. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 5, Leases) consisted of the following at October 5, 2024 and December 30, 2023, respectively (amounts in thousands):

	October 5, 2024	December 30, 2023
Unsecured credit facility	$—	$—
2031 notes	495,284	494,723
2026 notes	398,859	398,421
Accounts receivable repurchase facility	160,000	155,000
	1,054,143	1,048,144
Less current maturities of long-term debt	—	—
Total long-term debt	$1,054,143	$1,048,144

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 5, 2024 and December 30, 2023, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of October 5, 2024 and December 30, 2023, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 5, 2024 and December 30, 2023, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April, 15, 2024, the company entered into the First Omnibus Amendment to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2025 to April 14, 2026. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 5, 2024 and December 30, 2023, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the forty weeks ended October 5, 2024:

Amount (thousands)
Balance at December 30, 2023	$155,000
Borrowings	205,000
Payments	(200,000)
Balance at October 5, 2024	$160,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchases facility as of October 5, 2024:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(160,000)
Available for withdrawal	$40,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the forty weeks ended October 5, 2024:

Amount (thousands)
High balance	$195,000
Low balance	$105,000

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the first quarter of Fiscal 2024 related to the amendment and $0.8 million in financing costs at inception during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.3 million on October 5, 2024 and December 30, 2023, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of October 5, 2024 and December 30, 2023, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. The balance of unamortized financing costs was $0.6 million and $0.9 million on October 5, 2024 and December 30, 2023, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 5, 2024.

Amount (thousands)
Balance at December 30, 2023	$—
Borrowings	79,700
Payments	(79,700)
Balance at October 5, 2024	$—

The table below presents the net amount available under the credit facility as of October 5, 2024:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 5, 2024:

Amount (thousands)
High balance	$30,000
Low balance	$—

Aggregate maturities of debt outstanding as of October 5, 2024 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2024	$—
2025	—
2026	560,000
2027	—
2028	—
2029 and thereafter	500,000
Total	$1,060,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 5, 2024 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2031 notes	$500,000	$4,716	$495,284
2026 notes	400,000	1,141	398,859
Total	$900,000	$5,857	$894,143

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of October 5, 2024 and December 30, 2023, there was $123.4 million and $134.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending fourteen complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining eight cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in one of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

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

On March 18, 2024, the court approved a settlement to settle this lawsuit and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California). The settlement provides for a $55 million common fund, which was paid during the second quarter of Fiscal 2024, to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also requires a phased repurchase of distribution rights associated with approximately 350 territories in California. Once completed, the company plans to service its California market with an employment model. The repurchase of distribution rights is anticipated to be completed by the first quarter of Fiscal 2025. The company estimates the repurchase cost of the 350 territories, along with 50 additional California territories that are not part of the settlement, to be approximately $80.2 million (of which $65.3 million was originally included in other accrued liabilities and the remaining $14.9 million in a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income (Loss) during Fiscal 2023.

See Note 13, Debt and Other Obligations, for additional information on the company’s commitments.

16. EARNINGS PER SHARE

The following is a reconciliation of net income (loss) and weighted average shares for calculating basic and diluted earnings (loss) per common share for the twelve and forty weeks ended October 5, 2024 and October 7, 2023, respectively (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net income (loss)	$64,984	$(46,730)	$204,994	$87,740
Basic Earnings (Loss) Per Common Share:
Basic weighted average shares outstanding for common stock	210,820	211,522	211,084	211,773
Basic earnings (loss) per common share	$0.31	$(0.22)	$0.97	$0.41
Diluted Earnings (Loss) Per Common Share:
Basic weighted average shares outstanding for common stock	210,820	211,522	211,084	211,773
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,155	—	1,039	1,682
Diluted weighted average shares outstanding for common stock	211,975	211,522	212,123	213,455
Diluted earnings (loss) per common share	$0.31	$(0.22)	$0.97	$0.41

There were no anti-dilutive shares and 37,809 anti-dilutive shares during the twelve and forty weeks ended October 5, 2024, respectively. There were 302,770 anti-dilutive shares during the twelve and forty weeks ended October 7, 2023.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the forty weeks ended October 5, 2024 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the forty weeks ended October 5, 2024 under the Omnibus Plan (amounts in thousands, except price data):

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the forty weeks ended October 5, 2024 (amounts in thousands, except price data):

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

The company’s performance-contingent restricted stock activity for the forty weeks ended October 5, 2024 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 30, 2023	2,017	$27.70
Granted	544	$24.29
Grant increase for achieving the ROIC modifier	84	$22.51
Grant increase for achieving the TSR modifier	93	$26.07
Vested	(848)	$24.40
Forfeited	(51)	$28.09
Nonvested shares at October 5, 2024	1,839	$27.85

As of October 5, 2024, there was $21.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.77 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the forty weeks ended October 5, 2024 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/31/2023	818	Equally over 3 years	$22.51
2/16/2024	7	Equally over 3 years	$22.42
7/14/2024	23	Equally over 3 years	$21.92

The TBRSU Shares activity for the forty weeks ended October 5, 2024 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 30, 2023	473	$26.67
Vested	(249)	$25.75
Granted	848	$22.51
Forfeitures	(79)	$24.12
Nonvested shares at October 5, 2024	993	$23.56	2.05	$15,960

The table below presents the accumulated dividends on vested shares and the tax (expense)/benefit at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax (Expense) Benefit	Fair Value at Vesting
2023	2024	$73	$(141)	$2,674
2022	2024	$103	$(69)	$1,348
2021	2024	$197	$3	$1,734

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the forty weeks ended October 5, 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2024. Non-employee directors received 14,764 shares of previously deferred board retainer deferrals during the forty weeks ended October 5, 2024.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2023, non-employee directors were granted 59,400 shares, of which 17,820 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2024. Additionally, during the third quarter of Fiscal 2023, an aggregate of 9,320 shares were granted to two newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2024. Non-employee directors received 5,700 shares of previously deferred annual grant awards during the forty weeks ended October 5, 2024.

The deferred stock activity for the forty weeks ended October 5, 2024 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 30, 2023	68	$26.26
Vested	(66)	$25.70
Granted	77	$23.38
Nonvested shares at October 5, 2024	79	$23.52	0.62	$1,108

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 5, 2024 and October 7, 2023, respectively (amounts in thousands):

	For the Twelve Weeks Ended
	October 5, 2024	October 7, 2023
Performance-contingent restricted stock awards	$3,717	$3,915
TBRSU Shares	2,238	1,536
Deferred and restricted stock	426	432
Total stock-based compensation	$6,381	$5,883

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023
Performance-contingent restricted stock awards	$14,360	$15,482
TBRSU Shares	7,595	4,611
Deferred and restricted stock	1,369	1,289
Total stock-based compensation	$23,324	$21,382

18. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at October 5, 2024 compared to accounts at December 30, 2023 (amounts in thousands):

	October 5, 2024	December 30, 2023
Noncurrent benefit asset	$6,330	$6,494
Current benefit liability	$699	$699
Noncurrent benefit liability	$5,315	$5,798
AOCI, net of tax	$(524)	$(342)

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

There were no contributions made by the company to any plan during the forty weeks ended October 5, 2024. The company made a voluntary contribution of $1.0 million during the third quarter of Fiscal 2023.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Service cost	$169	$157	$561	$524
Interest cost	272	301	906	1,003
Expected return on plan assets	(370)	(360)	(1,234)	(1,200)
Amortization of prior service cost	13	13	44	44
Amortization of net loss	9	40	32	133
Total net periodic pension cost	$93	$151	$309	$504

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

The net periodic postretirement expense for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Service cost	$42	$41	$140	$137
Interest cost	53	54	176	182
Amortization of prior service credit	(54)	(53)	(180)	(179)
Amortization of net gain	(42)	(57)	(139)	(190)
Total net periodic postretirement credit	$(1)	$(15)	$(3)	$(50)

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Total cost and employer contributions	$7,603	$7,083	$25,720	$24,152

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

19. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 5, 2024 was 24.0% compared to 26.2% for the twelve weeks ended October 7, 2023. The increased rate in the prior year quarter was due to a tax benefit associated with a pre-tax loss, coupled with other net discrete tax benefits, whereas the current year quarter rate resulted from tax expense associated with a pre-tax income, coupled with other net discrete tax benefits. During the twelve weeks ended October 5, 2024 and October 7, 2023, the primary differences in the effective rate and the statutory rate were state income taxes.

The company’s effective tax rate for the forty weeks ended October 5, 2024 was 24.6% compared to 21.0% for the forty weeks ended October 7, 2023. The increase in the rate was primarily due to year-over-year differences in state income taxes and stock-based compensation recorded discretely. During the forty weeks ended October 5, 2024 and October 7, 2023, the primary differences in the effective rate and the statutory rate were state income taxes.

During the forty weeks ended October 5, 2024, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 5, 2024, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

20. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 5, 2024, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

Subsequent to October 5, 2024, the settlement of a $3.0 million insurance liability claim was finalized resulting in the company de-recognizing the related receivable from the insurance company and the accrued insurance liability on the company's Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 5, 2024 should be read in conjunction with the Form 10-K. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales.

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
•
Results of operations — analyzes the company’s consolidated results of operations for the two comparative periods presented in our Condensed Consolidated Financial Statements.
•
Liquidity and capital resources — analyzes cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

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

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion. For more information regarding these items, see the reference to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q as indicated in the table:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$490	$5,814	$5,779	$18,621	Note 1
Restructuring charges	—	179	7,403	6,873	Note 3
Restructuring-related implementation costs	—	—	2,979	—	Note 3
Plant closure costs and impairment of assets	4,483	1,034	9,860	1,034	Note 1, 12
Legal settlements and related costs	827	137,529	827	137,529	Note 15
Acquisition-related costs	—	—	—	3,712	Note 4
	$5,800	$144,556	$26,848	$167,769
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including an upgrade to our information system, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. These initiatives are further discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, are detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss). We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $30.0 million for Fiscal 2024.
•
Restructuring charges and related implementation costs In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("RIF") and other expense optimization initiatives. In the first and second quarters of Fiscal 2024, the company incurred $0.6 million and $6.8 million of RIF costs. The company made RIF payments of $0.2 million, $6.7 million, and $0.4 million in the first, second, and third quarters of Fiscal 2024, respectively. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income (Loss). The company also incurred consulting costs associated with implementing the restructuring program in the first and second quarters of Fiscal 2024 and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the "VSIP"), RIF, and employee relocation costs. During the first quarter of Fiscal 2023, we recorded VSIP-related charges of $3.9 million and made VSIP-related payments of $0.5 million. Relocation costs incurred and paid during the first, second, and third quarters of Fiscal 2023 were $0.3 million, $0.3 million, and $0.2 million, respectively. In the second quarter of Fiscal 2023, we recorded RIF and VSIP charges of $2.2 million and made payments of $2.9 million. These costs are recorded in the restructuring charges line item of the Condensed Consolidated Statements of Income (Loss). In the first quarter of Fiscal 2024, we paid the remaining VSIP payments of $1.4 million.

•
Plant closure costs and impairment of assets On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure is part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. The company recognized severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in the third quarter of Fiscal 2024. Additionally, in the third quarter of Fiscal 2024, the company recorded a charge of $2.3 million to fully impair certain ERP-related software and recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. During the second quarter of Fiscal 2024, the company recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell.

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

In the third quarter of Fiscal 2023, the company entered into an agreement to sell a warehouse classified as held for sale and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the third quarter of Fiscal 2023.

•
Legal settlements and related costs In the third quarter of Fiscal 2024, we reached agreements to settle certain distributor-related litigation in the aggregate amount of $0.8 million, inclusive of plaintiffs’ attorney fees.

In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million which was paid in the second quarter of Fiscal 2024. The settlement also requires a phased repurchase of approximately 350 distribution rights in California and the company estimates this cost, along with the cost to repurchase approximately 50 other California distribution rights that are not part of the settlement, to be approximately $80.2 million. Additional costs of $2.3 million were recognized to fully impair held and used distribution rights classified as intangibles assets. The repurchases of the distribution rights commenced at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. These costs are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

•
Acquisition-related costs On February 17, 2023, the company completed the acquisition of the Papa Pita bakery business ("Papa Pita") for total consideration of $274.8 million, inclusive of a net working capital purchase price adjustment. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred additional acquisition costs during the forty weeks ended October 7, 2023 of $3.7 million, and these costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income (Loss).

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

Flowers’ strategic priorities include developing our team, focusing on our brands, prioritizing our margins, and proactively seeking smart, disciplined acquisitions in the grain-based foods category. We believe that executing on our strategic priorities will drive future growth and margin expansion and deliver meaningful shareholder value over time allowing us to achieve our long-term financial targets of 1% to 2% sales growth, 4% to 6% EBITDA growth, and 7% to 9% EPS growth. The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

Optimization initiatives in our procurement, distribution, operations, and administrative functions are projected to save $40 million to $50 million in Fiscal 2024.

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+ w/ Conv 12 Weeks Ended 10/6/24).
•
Our branded retail sales comprised 64.3% of total sales for the forty weeks ended October 5, 2024 as compared to 64.1% for the forty weeks ended October 7, 2023.
•
As of October 5, 2024, we operated 45 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack items, bagels, English muffins, and tortillas.
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

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results through the third quarter of Fiscal 2024 continued to benefit from a more optimal sales mix of branded retail products as compared to pre-pandemic periods. However, inflationary pressures are impacting consumer purchasing patterns. Inflation, particularly for input costs, has also impacted our business during the previous two fiscal years which has partially offset the improved sales mix. We implemented price increases to mitigate these cost pressures during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023. Commodity cost inflation began to moderate in the latter half of Fiscal 2023 and we expect that trend to continue throughout the remainder of Fiscal 2024.

Additionally, in the prior year period, capacity constraints, largely for gluten-free production, resulted in reduced production volumes and sales. These supply chain and other disruptions could continue to negatively impact production volumes as the global and U.S. supply chain remains uncertain. Although the conflict between Russia and Ukraine and the conflict in the Middle East have not impacted our operations directly, we are closely monitoring the impact on the broader economy including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and workforce availability, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

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

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 0.7% for the twelve weeks ended October 5, 2024 compared to the same quarter in the prior year due to volume declines of 2.4%, partially offset by positive price/mix of 1.7%. Branded Retail sales declined 1.5%, while sales in the Other sales category increased 0.7%. Positive price/mix resulted mostly from optimizing our foodservice business, partially offset by negative price/mix in Branded Retail due to competitive dynamics. Both sales categories experienced softer volumes with the largest decline in sales of cake products. Sales of DKB, Nature's Own, and Canyon Bakehouse grew on higher volumes, partially offset by negative price/mix.

Sales increased 0.8% for the forty weeks ended October 5, 2024 compared to the same period in the prior year. Price/mix contributed 2.0% and the Papa Pita acquisition contributed 0.2% (cycled on February 17, 2024), partially offset by volume declines of 1.4%. The benefits of inflation-driven pricing actions implemented predominantly in the prior year and optimizing our foodservice business were partially offset by softer volumes. Branded Retail volumes were relatively unchanged. Volume declines in the Other sales category largely resulted from exiting certain lower margin business in the second half of Fiscal 2023 and vending decreases, partially offset by growth in store branded retail volumes. DKB sales continued to increase due to higher volumes, and sales of Nature's Own improved on positive price/mix, partially offset by lower volumes.

For the twelve weeks ended October 5, 2024, income from operations was $90.2 million compared to a $59.3 million loss from operations in the prior year quarter. The improvement resulted mostly from the prior year legal settlement and related costs and moderating input costs, and, to a lesser extent, benefits of optimizing our foodservice business, lower distributor distribution fees, reduced marketing investments, and decreased logistics and consulting costs. These benefits were partially offset by increased workforce-related costs, higher rent expenses, greater outside purchases of product, and lower production volumes quarter over quarter.

Income from operations was $286.9 million for the forty weeks ended October 5, 2024 compared to $123.0 million in the prior year period. The improvement primarily resulted from the prior year legal settlement and related costs, as well as moderating input costs, improved sales price/mix, decreased distributor distribution fees, and lower consulting costs. Those factors were partially offset by increased plant closure costs and impairment of assets, greater workforce-related costs, higher rent expenses, increased depreciation expense, and lower production volumes (excluding the acquisition impact).

Net income for the twelve weeks ended October 5, 2024 was $65.0 million compared to a net loss of $46.7 million in the prior year quarter. The improvement resulted primarily from the increase in income from operations, as described above, and a lower effective tax rate quarter over quarter.

Net income for the forty weeks ended October 5, 2024 was $205.0 million compared to $87.7 million in the prior year period. The year over year growth resulted primarily from the increase in income from operations, as described above, net of a higher effective tax rate in the current year period.

During the forty weeks ended October 5, 2024, we generated net cash flows from operations of $282.4 million, invested $86.6 million in capital expenditures, and increased our indebtedness by $5.0 million. Additionally, we paid $152.5 million in dividends to our shareholders and repurchased $22.7 million of company stock. On April 15, 2024, we amended the two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility") to extend the scheduled facility expiration date to April 14, 2026. During the forty weeks ended October 7, 2023, we generated net cash flows from operations of $257.3 million, paid $274.8 million for the Papa Pita acquisition (inclusive of the net working capital purchase price adjustment), invested $97.0 million in capital expenditures, and increased our indebtedness $145.0 million primarily to fund the acquisition. Also, in the prior year period, we paid $146.7 million in dividends to our shareholders and repurchased $30.9 million of company stock.

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

ERP Upgrade

Our ERP initiative, which includes upgrading our information system platform, is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2026. We currently estimate total costs for the upgrade of our ERP system will be approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized). In the third quarter of Fiscal 2024, we recorded a $2.3 million asset impairment charge to fully impair certain ERP-related assets that no longer meet our business needs. As of October 5, 2024, we have incurred costs related to the project of approximately $232 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and forty weeks ended October 5, 2024 and October 7, 2023, respectively, are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023	Dollars	%
Sales	$1,190,561	$1,199,260	100.0	100.0	$(8,699)	(0.7)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	598,209	617,468	50.2	51.5	(19,259)	(3.1)
Selling, distribution and administrative expenses	460,359	603,954	38.7	50.4	(143,595)	(23.8)
Restructuring charges	—	179	—	0.0	(179)	NM
Plant closure costs and impairment of assets	4,483	1,034	0.4	0.1	3,449	NM
Depreciation and amortization	37,331	35,974	3.1	3.0	1,357	3.8
Income (loss) from operations	90,179	(59,349)	7.6	(4.9)	149,528	251.9
Other components of net periodic pension and postretirement benefit plans credit	(119)	(62)	(0.0)	(0.0)	(57)	NM
Interest expense, net	4,778	4,010	0.4	0.3	768	19.2
Income (loss) before income taxes	85,520	(63,297)	7.2	(5.3)	148,817	235.1
Income tax expense (benefit)	20,536	(16,567)	1.7	(1.4)	37,103	224.0
Net income (loss)	$64,984	$(46,730)	5.5	(3.9)	$111,714	239.1
Comprehensive income (loss)	$66,280	$(48,056)	5.6	(4.0)	$114,336	237.9

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023	Dollars	%
Sales	$3,992,362	$3,961,803	100.0	100.0	$30,559	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,008,757	2,044,417	50.3	51.6	(35,660)	(1.7)
Selling, distribution and administrative expenses	1,557,010	1,671,813	39.0	42.2	(114,803)	(6.9)
Restructuring charges	7,403	6,873	0.2	0.2	530	NM
Plant closure costs and impairment of assets	9,860	1,034	0.2	0.0	8,826	NM
Depreciation and amortization	122,393	114,693	3.1	2.9	7,700	6.7
Income from operations	286,939	122,973	7.2	3.1	163,966	133.3
Other components of net periodic pension and postretirement benefit plans credit	(395)	(207)	(0.0)	(0.0)	(188)	NM
Interest expense, net	15,297	12,147	0.4	0.3	3,150	25.9
Income before income taxes	272,037	111,033	6.8	2.8	161,004	145.0
Income tax expense	67,043	23,293	1.7	0.6	43,750	187.8
Net income	$204,994	$87,740	5.1	2.2	$117,254	133.6
Comprehensive income	$206,612	$87,596	5.2	2.2	$119,016	135.9

NM - the computation is not meaningful.

Percentages may not add due to rounding.

TWELVE WEEKS ENDED OCTOBER 5, 2024 COMPARED TO TWELVE WEEKS ENDED OCTOBER 7, 2023

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023	Dollars	%
Branded Retail	$760,580	$772,082	63.9	64.4	$(11,502)	(1.5)
Other	429,981	427,178	36.1	35.6	2,803	0.7
Total	$1,190,561	$1,199,260	100.0	100.0	$(8,699)	(0.7)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	(0.9)	4.9	1.7
Volume*	(0.6)	(4.2)	(2.4)
Total percentage change in sales	(1.5)	0.7	(0.7)

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

Sales decreased quarter over quarter due to softer volumes in both sales categories, partially offset by overall favorable price/mix. Price/mix benefitted from executing our portfolio strategy in our non-retail business, net of negative price/mix for Branded Retail and store branded retail. To mitigate the impact of the inflationary pressure on consumer spending, we increased our promotional activity quarter over quarter, though it remained below pre-pandemic levels.

Branded Retail Sales

Branded retail sales decreased 1.5% quarter over quarter due to unfavorable price/mix, resulting from increased promotional activity, and volume declines. Branded cake drove the volume decrease, partially offset by volume growth in branded bread products. Branded bread products grew due to increases in branded organic products, branded traditional buns and rolls, and branded Keto products, partially offset by softness in branded traditional loaf breads. Our DKB and Nature's Own brands continued to perform well benefiting from efficient market execution and growth in newer products, such as Nature's Own Keto products. Canyon Bakehouse's sales grew quarter over quarter on volume growth enabled by capacity additions, partially offset by negative price/mix.

Other Sales

Sales in the Other category increased 0.7% due to significant favorable price/mix from optimizing our non-retail business, most notably foodservice, partially offset by volume declines largely for vending, foodservice, and institutional sales. Negative price/mix for store branded retail sales also partially offset the overall increase.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 5, 2024 % of Sales	October 7, 2023 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	29.3	32.1	(2.8)
Workforce-related costs	14.7	13.9	0.8
Other	6.2	5.5	0.7
Total	50.2	51.5	(1.3)

Materials, supplies, labor and other production costs as a percent of sales decreased quarter over quarter due to moderating ingredient and packaging costs, improved sales price/mix, and decreased product returns. Lower production volumes, higher workforce-related costs, and increased outside purchases of product (sales with no associated ingredient costs) partially offset the overall improvement. The decrease in ingredient and packaging costs was mostly attributed to lower pricing for commodities such as flour and fats and oils, partially offset by higher costs for other ingredients such as sweeteners. Wage inflation, higher employee compensation costs, and lower production volumes resulted in increased workforce-related costs as a percent of sales. We expect the impact of lower production volumes and the competitive labor market to continue to negatively impact our operations. Outside purchases of product are included in the Other line item in the table above.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 5, 2024 % of Sales	October 7, 2023 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	11.9	11.0	0.9
Distributor distribution fees	13.0	14.1	(1.1)
Other	13.8	25.3	(11.5)
Total	38.7	50.4	(11.7)

Workforce-related costs increased as a percent of sales quarter over quarter primarily due to a shift from distributor distribution fees, wage inflation, and higher employee compensation costs, partially offset by benefits of cost savings programs. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. We anticipate a continued shift from distributor distribution fees to workforce-related costs and other territory-related costs such as vehicle rent expense, among others, as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. The decrease in the Other line item mostly reflects the $136.7 million decrease in legal settlements and related costs and, to a much lesser extent, decreased marketing investments, reduced consulting costs, and lower transportation costs. These items were partially offset by higher rent expense and lower scrap dough income. See the “Matters Affecting Comparability” section above for a discussion of the legal settlement and related costs and the project-related consulting costs.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the third quarter of Fiscal 2024 was relatively consistent to the prior year period.

Income (Loss) from Operations

Income from operations for the twelve weeks ended October 5, 2024 increased as a percent of sales compared to the prior year quarter primarily due to significantly lower selling, distribution, and administrative costs, as described above, moderating ingredient and packaging costs, and benefits from optimizing our foodservice business. Those items were partially offset by higher workforce-related costs, higher plant closure costs and impairment of assets, and lower production volumes.

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

Income Tax Expense (Benefit)

The effective tax rate for the twelve weeks ended October 5, 2024 was 24.0% compared to 26.2% in the prior year quarter. The increased rate in the prior year quarter was due to a tax benefit associated with a pre-tax loss, coupled with other net discrete tax benefits, whereas the current year quarter rate resulted from tax expense associated with a pre-tax income, coupled with other net discrete tax benefits. For both periods presented, the primary differences in the effective rate and the statutory rate were state income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) changed primarily due to the increase in net income quarter over quarter.

FORTY WEEKS ENDED OCTOBER 5, 2024 COMPARED TO FORTY WEEKS ENDED OCTOBER 7, 2023

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023	Dollars	%
Branded Retail	$2,565,310	$2,539,890	64.3	64.1	$25,420	1.0
Other	1,427,052	1,421,913	35.7	35.9	5,139	0.4
Total	$3,992,362	$3,961,803	100.0	100.0	$30,559	0.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix*	0.9	3.2	2.0
Volume*	(0.1)	(3.0)	(1.4)
Acquisition until cycled on February 17, 2024	0.2	0.2	0.2
Total percentage change in sales	1.0	0.4	0.8

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

Sales increased year over year due to positive pricing actions implemented predominantly in the second quarter of the prior year that benefitted branded retail sales, improved price/mix for our non-retail business, and, to a lesser extent, the Papa Pita acquisition contribution. Volume declines in the Other sales category partially offset the overall sales increase and resulted from strategic exits of certain foodservice business in the second half of Fiscal 2023 and declines in vending volumes, net of increased volume for store branded retail sales. Our promotional activity increased as compared to the prior year period in response to inflationary pressure on consumer spending but remained below pre-pandemic levels.

Branded Retail Sales

Branded retail sales grew 1.0% year over year due to favorable price/mix and the acquisition contribution; volume was relatively unchanged. Price/mix benefitted from inflation-driven pricing actions taken in the second quarter of the prior year and improved price/mix from greater sales of our more differentiated branded products, such as branded organic and Keto. Decreases in branded cake volumes were partially offset by volume growth in branded bread products. Higher branded bread volumes resulted from increases in branded organic products, branded traditional buns and rolls, and branded Keto products, partially offset by softness in branded traditional loaf breads. Our Nature's Own and DKB brands continued to perform well. DKB benefitted from inflation-driven price increases implemented in the prior year, efficient market execution, and growth from more recently introduced products, such as snack bars and bites. Nature's Own benefitted from inflation-driven price increases implemented in the prior year, and growth in Keto bread (introduced in Fiscal 2023) and Keto buns (introduced in the second quarter of Fiscal 2024), but experienced volume declines year over year largely due to inflationary pressure on consumer spending.

Other Sales

Sales in the Other category increased 0.4% due to positive price/mix, largely from optimizing our foodservice business, and the acquisition contribution, partially offset by volume declines. Store branded retail sales increased mainly due to volume growth in store branded traditional loaf breads, partially offset by negative price/mix. Non-retail sales decreased year over year due to volume declines, partially offset by positive price/mix and the acquisition contribution. Foodservice drove most of the volume decrease as we exited certain lower margin business in the second half of Fiscal 2023. Declines in vending and thrift store sales also contributed to lower volumes.

We anticipate our Fiscal 2024 sales will be flat to higher than Fiscal 2023 sales due to price increases implemented in Fiscal 2023 and new business that has or will come online in the second half of Fiscal 2024, however, this benefit could be offset by changes in consumer buying patterns, changes in promotional activity, and the impact of cycling certain exits of lower margin business that occurred in Fiscal 2023 and to a lesser extent in Fiscal 2024.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 5, 2024 % of sales	October 7, 2023 % of sales	(Decrease) as a % of sales
Ingredients and packaging	29.5	32.2	(2.7)
Workforce-related costs	14.4	13.6	0.8
Other	6.4	5.8	0.6
Total	50.3	51.6	(1.3)

Materials, supplies, labor and other production costs as a percent of sales decreased year over year due to moderating ingredient and packaging costs, improved sales price/mix, and decreased product returns. Lower production volumes (excluding the acquisition impact) and higher workforce-related costs partially offset the overall improvement. The decrease in ingredient and packaging costs was mostly attributed to lower pricing for commodities such as flour, fats and oils, and eggs, and packaging items including bags and corrugated containers. Higher costs for sweeteners partially offset the lower ingredient costs. Wage inflation, higher employee compensation costs, and lower production volumes drove the increase in workforce-related costs as a percent of sales. We expect the impact of lower production volumes (excluding the acquisition impact) and the competitive labor market to continue to negatively impact our operations.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 5, 2024 % of sales	October 7, 2023 % of sales	(Decrease) as a % of sales
Workforce-related costs	11.8	10.8	1.0
Distributor distribution fees	13.4	14.1	(0.7)
Other	13.8	17.3	(3.5)
Total	39.0	42.2	(3.2)

Workforce-related costs increased as a percent of sales year over year due to a shift from distributor distribution fees, higher employee compensation costs, wage inflation, and a competitive labor market. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs. We anticipate a continued shift from distributor distribution fees to workforce-related costs and other territory-related costs, such as vehicle rent expense, among others, as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed by the end of the first quarter of Fiscal 2025. The decrease in the Other line item mostly reflects the $136.7 million decrease in legal settlements and related costs and, to a much lesser extent, reduced transportation and consulting costs and the prior year acquisition costs and insurance liability claim.

These items were partially offset by increased amortization of cloud-based applications, increased rent expense, and lower scrap dough income. See the “Matters Affecting Comparability” section above for a discussion of the legal settlements and related costs, project-related consulting costs, and the acquisition-related costs.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Year over year, depreciation and amortization expense increased in dollars and as a percent of sales primarily due to the ERP assets being placed in service in the second quarter of Fiscal 2023 and, to a lesser extent, other capital projects being placed in service and the Papa Pita assets acquired midway through the first quarter of Fiscal 2023.

Income from Operations

Income from operations increased as a percent of sales compared to the prior year period primarily due to significantly lower selling, distribution, and administrative costs, as described above, moderating input costs, improved sales price/mix, partially offset by increased plant closure costs and impairment of assets, lower production volumes (excluding the acquisition impact), and higher depreciation expense.

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

Income Tax Expense

The effective tax rate for the forty weeks ended October 5, 2024 was 24.6% compared to 21.0% in the prior year period. The increase in the rate was primarily due to unfavorable discrete items related to state income taxes in the current year, coupled with a decrease in benefits on stock-based compensation. For both periods presented, the primary differences in the effective rate and statutory rate were state income taxes including the recognition of discrete tax credits.

Comprehensive Income

The increase in comprehensive income year over year resulted primarily from increased net income.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the forty weeks ended October 5, 2024, volatility in global and U.S. economic environments, as a result of, among other things, the inflationary economic environment, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle

East, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Potential risks include the possibility of future economic downturns that could shift consumer demand away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, the available workforce, and our ability to implement additional pricing actions to offset inflation.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. During the first quarter of Fiscal 2024, we amended the repurchase facility to extend the maturity date to April 14, 2026. We believe that we have sufficient liquidity on hand to continue business operations during this time of volatility in the global and U.S. economic environments. As of October 5, 2024, we had total available liquidity of $546.6 million, consisting of cash on hand and the available balances under the senior unsecured revolving credit facility (the "credit facility") and repurchase facility.

Liquidity Discussion for the Forty Weeks Ended October 5, 2024 and October 7, 2023

Cash and cash equivalents were $15.0 million at October 5, 2024 and $22.5 million at December 30, 2023. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 5, 2024	October 7, 2023	Change
Cash provided by operating activities	$282,370	$257,318	$25,052
Cash disbursed for investing activities	(112,942)	(366,535)	253,593
Cash disbursed for financing activities	(176,980)	(41,356)	(135,624)
Total change in cash	$(7,552)	$(150,573)	$143,021

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	Change
Depreciation and amortization	$122,393	$114,693	$7,700
Impairment of assets	9,864	3,347	6,517
Loss reclassified from accumulated other comprehensive income to net income	1,314	2,426	(1,112)
Allowances for accounts receivable	6,328	10,071	(3,743)
Stock-based compensation	23,324	21,382	1,942
Deferred income taxes	15,831	(44,256)	60,087
Other non-cash items	3,789	4,151	(362)
Net non-cash adjustment to net income	$182,843	$111,814	$71,029

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding the impairment of assets.
•
For the forty weeks ended October 5, 2024, deferred income tax activity was composed of changes in temporary differences year over year, including the current year impact of a payment for a previously accrued legal settlement for the repurchase of distribution rights. Additionally, for the current and prior year periods ended October 5, 2024 and October 7, 2023, deferred income tax activity was composed of changes in temporary differences year over year, including prior year activity related to the accrual of a legal settlement, the impact of the vesting of stock equity awards, and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized loan costs upon the early extinguishment of the accounts receivable securitization facility in the first quarter of Fiscal 2023) and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	Change
Changes in accounts receivable	$(58,959)	$(17,364)	$(41,595)
Changes in inventories	11,519	(13,552)	25,071
Changes in hedging activities	1,455	(332)	1,787
Changes in accounts payable	(31,527)	(17,788)	(13,739)
Changes in other assets and accrued liabilities	(27,955)	107,800	(135,755)
Qualified pension plan contributions	—	(1,000)	1,000
Net changes in working capital and pension plan contributions	$(105,467)	$57,764	$(163,231)

•
Changes in accounts receivable were mainly attributable to sales increases period over period. Changes in inventories resulted primarily from volatility in input costs and a build-up inventory in the prior year period.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in prepaid assets and income tax receivables in each respective period. Changes in employee compensation, legal settlement, and insurance liability accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2024 and Fiscal 2023, we paid $31.9 million and $32.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.9 million and $2.2 million was paid during the first quarter of Fiscal 2024 and Fiscal 2023, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 5, 2024, the company accrued $0.8 million of legal settlements and paid $55.0 million to the legal fund related to a legal settlement recognized in the third quarter of Fiscal 2023. During the forty weeks ended October 7, 2023, the company recorded a legal settlement and related costs of $137.5 million (of which $120.3 million was included in other accrued liabilities, $14.9 million as a contra account to other assets, and $2.3 million was a non-cash impairment charge) and paid $5.5 million of legal settlements that had been accrued for in a prior period. See the “Matters Affecting Comparability” section above for a discussion of the legal settlements and related costs. Additionally, the company accrued $7.5 million of insurance liability claims in the prior year period.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 5, 2024 and October 7, 2023, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	Change
Purchases of property, plant, and equipment	$(86,624)	$(97,003)	$10,379
Repurchases of independent distributor distribution rights, net of principal payments from notes receivable	(28,789)	4,863	(33,652)
Proceeds from sale of property, plant and equipment	2,040	2,278	(238)
Acquisition of business	—	(274,755)	274,755
Investment in unconsolidated affiliate	—	(1,981)	1,981
Other	431	63	368
Net cash disbursed for investing activities	$(112,942)	$(366,535)	$253,593

•
We currently anticipate capital expenditures of $130.0 million to $140.0 million for Fiscal 2024 (inclusive of expenditures for the ERP upgrade of $5.0 million to $7.0 million).
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

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 5, 2024 and October 7, 2023, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2024	October 7, 2023	Change
Dividends paid, including dividends on stock-based payment awards	$(152,489)	$(146,726)	$(5,763)
Payments for financing fees	(190)	(533)	343
Stock repurchases	(22,703)	(30,891)	8,188
Change in bank overdrafts	(6,363)	(6,693)	330
Net change in debt obligations	5,000	145,000	(140,000)
Payments on financing leases	(235)	(1,513)	1,278
Net cash disbursed for financing activities	$(176,980)	$(41,356)	$(135,624)

•
Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 5, 2024 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 22, 2024	September 6, 2024	September 20, 2024	$0.2400	$50,543
May 23, 2024	June 6, 2024	June 20, 2024	$0.2400	$50,687
February 16, 2024	March 1, 2024	March 15, 2024	$0.2300	$48,560

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

•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 5, 2024 and October 7, 2023, we repurchased 992,233 and 1,198,729 shares of our common stock for $22.7 million and $30.9 million, respectively, under a share repurchase plan approved by our Board of Directors. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to drawdowns made to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 5, 2024 and December 30, 2023, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 5, Leases, and Note 13, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 5, 2024	December 30, 2023	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2031 notes	$495,284	$494,723	Fixed Rate	2031
2026 notes	398,859	398,421	Fixed Rate	2026
Unsecured credit facility	—	—	Variable Rate	2026
Accounts receivable repurchase facility	160,000	155,000	Variable Rate	2026
Right-of-use lease obligations	315,803	284,501		2036
	1,369,946	1,332,645
Less: Current maturities of long-term debt and right- of-use lease obligations	(64,673)	(47,606)
Long-term debt and right-of-use lease obligations	$1,305,273	$1,285,039

Total stockholders' equity
Total stockholders' equity	$1,406,526	$1,351,782

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

The following table details the amounts available under the repurchase facility and the credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 5, 2024:

	Amount Available	For the Forty Weeks Ended October 5, 2024
	for Withdrawal at	Highest	Lowest
Facility	October 5, 2024	Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility	$40,000	$195,000	$105,000
Unsecured credit facility (1)	491,600	30,000	—
	$531,600

(1)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the forty weeks ended October 5, 2024, the company made $79.7 million in revolving borrowings and $79.7 million in payments on revolving borrowings under the credit facility. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the credit facility are variable rate debt and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, like we experienced in Fiscal 2023 and Fiscal 2022, the cost of using these facilities becomes more expensive and results in increased interest expense.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 5, 2024, the company was in compliance with all restrictive covenants under our debt agreements.

At October 5, 2024, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 5, 2024, 992,233 shares, at a cost of $22.7 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 5, 2024, 73.0 million shares, at a cost of $755.9 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 5, 2024, the company’s hedge portfolio contained commodity derivatives with a fair value of $0.6 million, based on quoted market prices. All of this amount relates to instruments that will be utilized in Fiscal 2025 except for an immaterial amount that will be utilized in Fiscal 2024.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 5, 2024, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $1.3 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

Interest Rate Risk

The company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the forty weeks ended October 5, 2024, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt. As of October 5, 2024, the company’s hedge portfolio contained interest rate derivatives with a fair value of $0.6 million.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate market risk with respect to our derivative portfolio. Based on the company’s derivative portfolio as of October 5, 2024, a hypothetical 100-basis-point increase (decrease) in interest rates would increase (decrease) the fair value of the derivative portfolio by $9.7 million and ($9.8) million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 5, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

There were no common stock repurchases under the share repurchase plan during the twelve weeks ended October 5, 2024. During the forty weeks ended October 5, 2024, 1.0 million shares, at a cost of $22.7, were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 5, 2024, 73.0 million shares, at a cost of $755.9 million, have been repurchased. The company currently has 21.5 million shares remaining available for repurchase under the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended October 5, 2024.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer and Chief Accounting Officer, for the quarter ended October 5, 2024.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 5, 2024 has been formatted in Inline XBRL.

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

Date: November 8, 2024