Form 10-K
period 2024-12-28
FLOWERS FOODS INC
filed 2025-02-18
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 13, 2024, was $4,366,026,779.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2025 was 210,844,731.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 22, 2025, which is expected to be filed with the Securities and Exchange Commission on or about April 8, 2025, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Annual Report on Form 10-K (the “Form 10-K”) and may include, but are not limited to:

•
unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) supply chain conditions and any related impact on energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees and third-party service providers; (vi) laws and regulations (including environmental and health-related issues and the impacts of tariffs); and (vii) accounting standards or tax rates in the markets in which we operate;
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
•
our ability to execute our business strategies which may involve, among other things, (i) the ability to realize the intended benefits of completed, planned or contemplated acquisitions, dispositions or joint ventures, such as the acquisition of Purposeful Foods Holdings, Inc. (such transaction, the "Simple Mills Acquisition", including the risk that we may fail to complete such transaction on the terms contemplated or at all, and/or realize the expected benefits of any transaction, (ii) the deployment of new systems (e.g., our enterprise resource planning ("ERP") system), distribution channels and technology, and (iii) an enhanced organizational structure (e.g., our sales and supply chain reorganization);
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

Simple Mills Acquisition

On January 7, 2025, the company entered into an Agreement and Plan of Merger to acquire Simple Mills ("Simple Mills"), maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes. The total cash purchase price is approximately $795 million. The acquisition is expected to expand the company’s exposure to the better-for-you snacking segment and diversify its category exposure, and enhances the company's growth and margin prospects. The transaction is subject to customary regulatory and other approvals and closing conditions and is anticipated to close in the first quarter of Fiscal 2025.

Founded in 2012, Simple Mills is a market-leading natural brand offering premium better-for-you crackers, cookies, snack bars, and baking mixes. Built upon the belief that food has the power to spark impactful change, Simple Mills’ mission is to revolutionize the way food is made to positively impact people and the planet. The brand’s stunningly simple ingredients, pioneering use of nutrient-dense nut, seed, and vegetable flours, and exceptional taste have cultivated unmatched brand love and loyalty among natural and mainstream consumers alike. Simple Mills products are available nationwide across more than 30,000 natural and conventional stores.

Current Inflationary Economic Environment and Other Macroeconomic Factors

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Inflationary pressures have negatively impacted consumer purchasing patterns and behaviors over the last several years resulting in softness in the fresh packaged bread and cake categories and increased competition. Additionally, due to volatility in our input costs in the previous two fiscal years, we implemented price increases to mitigate these cost pressures during the first quarter of Fiscal 2023 and midway through the second quarter of Fiscal 2023 and executed our portfolio optimization initiatives. Commodity cost inflation began to moderate in the latter half of Fiscal 2023 and that trend continued throughout Fiscal 2024.

Additionally, in the prior year, capacity constraints, largely for gluten-free production, resulted in lower production volumes and sales of these products. These and other supply chain disruptions, including any impact from the imposition of tariffs, could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine and the conflict in the Middle East have not impacted us directly, we are closely monitoring the effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and workforce availability, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover at some of our bakeries in Fiscal 2024 and Fiscal 2023 negatively impacted our results. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively impact the efficiency of our production lines and our ability to operate at, or near, full capacity and could result in increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover has and could continue to have a negative impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including the deployment of the upgrade of our ERP system.

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
•
Smart M&A: Disciplined approach to acquisitions that enhance our branded portfolio, improve our margin profile, and broaden our geographic reach.

Long-term Goals:

•
Grow sales by 1% to 2% annually (excluding any future acquisitions).
•
Grow EBITDA by 4% to 6% annually (excluding any future acquisitions) The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.
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

A major focus of our long-term strategy is to evolve our sales portfolio to higher margin, value-added branded retail products that we expect will generate top line growth and improve overall profitability. We expect an optimized portfolio will drive share gains by targeting growth segments with new, innovative products. We have established clear roles for the brands and product lines within our portfolio to enable more targeted decision-making on brand investment. Over the past several years, we have completed sales rationalization initiatives resulting in a more streamlined brand and product assortment, and reduced brand portfolio complexity. We have also executed strategies to optimize our non-retail and store branded retail sales by exiting certain lower margin business, implementing price increases, and acquiring new customers.

As our sales portfolio continues to evolve, the flexibility of our production and distribution systems allows us to pivot capacity to meet changing demand and we continue to optimize these systems. We believe our flexible bakery system allows us to quickly shift production to high demand products and adjust distribution where needed. For example, we ceased production at our Baton Rouge, Louisiana bakery in Fiscal 2024 and our Phoenix, Arizona bakery in Fiscal 2022 to shift production to more efficient bakeries. In Fiscal 2023, we acquired the Papa Pita Bakery business ("Papa Pita") expanding our production capacity, including for bagels, pitas, and flat breads, the majority of which Papa Pita previously co-manufactured for us, and increasing our direct-store-delivery distribution in the western U.S. Additionally, we are continuing to optimize our distribution system by reducing network complexity through depot consolidation and reducing transport miles.

M&A has always been, and we expect will continue to be, an important part of our long-term growth strategy. We employ a disciplined approach to M&A, seeking out candidates that enhance our branded portfolio, extend our geographic presence, are a strong cultural fit, and add enhanced capabilities to our company. We believe our strong balance sheet and cash flow generation enables us to execute our M&A strategy and, as discussed above, on February 17, 2023, we completed the purchase of Papa Pita, a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads. Founded in 1983, Papa Pita operates one production facility in West Jordan, Utah. Additionally, as discussed above, on January 7, 2025, the company entered into an agreement to acquire Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes. The acquisition is expected to expand the company’s exposure to the better-for-you snacking segment and diversify its category exposure. The transaction is subject to customary regulatory and other approvals and closing conditions and is anticipated to close in the first quarter of Fiscal 2025.

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

Digital Strategy Initiatives

Our digital strategy initiatives include investments in digital domains of e-commerce, autonomous planning, bakery of the future, digital logistics, and digital sales. In e-commerce, we strive to become a category and market share leader, engage with the consumer through digital platforms and marketplaces, and support our retail partners’ omnichannel strategies. The autonomous planning domain encompasses predictive ordering, cost-to-serve modeling, integrated business planning, and supply and demand forecasting, among other areas. Bakery of the future involves transforming our current manufacturing processes and operational visibility to apply industry-leading digital manufacturing tools, such as real-time performance management and visibility, automation of repetitive processes, standardization of processes and procedures, and sensor-based quality monitoring tools to improve consistency and quality. Digital logistics includes real-time operational visibility, improving our routing efficiency, and automating the freight bill-pay audit process. Finally, digital sales is focused on improving our sales execution through improved visibility to in-store activities, streamlined reporting, focusing in-store priorities, and improved collaboration tools across our sales ecosystem.

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

ERP Upgrade

This initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. We plan to continue the deployment across the organization over the next two years.

We expect the transformation strategy initiatives to require significant capital investment and expense over the next two years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 35% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2026. In the third quarter of Fiscal 2024, we recorded a $2.3 million asset impairment charge to fully impair certain ERP-related assets that no longer meet our business needs. As of December 28, 2024, we have incurred costs related to the project of approximately $238 million. See Item 1A., Risk Factors, “We may experience difficulties in deploying the upgrade of our ERP system.”

Segment

Since the beginning of Fiscal 2019, we have managed our business as one operating segment. The company concluded it has one operating segment based on the nature of the products the company sells, its intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. See Note 2, Summary of Significant Accounting Policies, and Note 4, Segments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information about our operating segment.

Brands & Products

We report our sales as Branded Retail and Other. The Other category includes store branded retail, foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing. In Fiscal 2024, Branded Retail sales represented 63.9% of our total sales.

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

Strategic Positioning	Key Brands
Mainstream	Nature's Own, Wonder, Tastykake
Organic	DKB
Gluten Free	Canyon Bakehouse

Brand Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S. (Source: Circana Total US MultiOutlet+w/Conv L52 Weeks Ending 12/29/24). Nature’s Own’s sales, at estimated retail, were $1.5 billion for Fiscal 2024.
•
Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) in the U.S. Fresh Packaged Bread category based on dollars and units. In the U.S. Fresh Packaged Bread category, Nature’s Own Butterbread is the #2 UPC based on units and the #3 UPC based on dollars. (Source: Circana Total US MultiOutlet+w/Conv L52 Weeks Ending 12/29/24)
•
DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments (Loaf, Bagels, Breakfast Bread, and English Muffins). (Source: Circana Total US MultiOutlet+w/Conv L52 Weeks Ending 12/29/24). DKB’s sales, at estimated retail, were $1.1 billion for Fiscal 2024.
•
Canyon Bakehouse, acquired at the end of Fiscal 2018, is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+w/Conv L52 Weeks Ending 12/29/24). Canyon Bakehouse’s sales, at estimated retail, were $170 million for Fiscal 2024.
•
Wonder, over 100 years old, enjoys 97% brand awareness (Source: Kantar Brand Health Tracking Study - Summer 2023). Wonder’s Classic White loaf is the #2 UPC in the white loaf segment based on dollars and units in the U.S. (Source: Circana Total US MultiOutlet+w/Conv L52 Weeks Ending 12/29/24). Wonder’s sales, at estimated retail, were $535 million for Fiscal 2024.

In Fiscal 2024, we introduced Nature's Own Keto hamburger and hotdog buns, Nature's Own Small Loaf breads, Wonder bagels and English muffins, and DKB Organic Rolls, among other new products. In Fiscal 2023, we introduced Nature's Own Keto bread, Nature's Own Hawaiian and Everything hamburger buns, Tastykake Dipp'n Sticks, and Mrs. Freshley's Donut Sticks, among others. Additionally, in Fiscal 2023, we began the nationwide rollout of three varieties of DKB Organic Snack Bars and launched DKB Crunchy Snack Bites in test markets. In Fiscal 2025, we plan to roll out DKB snack bites nationwide and introduce Wonder branded cake products.

The DKB snack bars and snack bites are part of an initiative to extend our presence beyond the traditional bread category and into the snacking category. As discussed above, the Simple Mills Acquisition is expected to expand the company’s exposure to the better-for-you snacking segment and diversify our category exposure.

Our brands and products are sold through various channels throughout the U.S. These channels include supermarkets, drugstores, mass merchandisers, discount stores, club stores, convenience stores, thrift outlet stores, and foodservice, among others.

Marketing

We support our key brands with an advertising and marketing effort that targets consumers through electronic and in-store coupons, social media (such as Facebook and X), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus our marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day, and snack cakes for specific seasons. Additionally, we have made and are continuing to make marketing investments to target e-commerce sales as consumers shift to more online shopping alternatives, such as grocery delivery sites, retailer websites and apps, among others.

Customers

Our top 10 customers in Fiscal 2024 accounted for 56.7% of sales. During Fiscal 2024, our largest customer, Walmart/Sam’s Club, represented 22.4% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10% or more of our sales during Fiscal 2024, 2023, and 2022.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 223 such stores and reported sales of $64.1 million during Fiscal 2024 from these outlets.

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

Distribution

We distribute our products through a direct-store-delivery (“DSD”) distribution system and a warehouse delivery system. The DSD distribution system primarily involves aggregating order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. The independent distributors are responsible for ordering products, selling products to customers, stocking shelves, maintaining special displays, developing and maintaining good customer relations, ensuring adequate inventory, and removing unsold goods. In certain markets, we utilize a sales employee model to facilitate the distribution of product through our DSD distribution system. The warehouse delivery system involves primarily delivering our products to customers’ warehouses.

The company has sold the majority of the distribution rights to market certain brands within a geographic territory to independent distributors under long-term financing arrangements. Many other independent distributors have opted to obtain their own financing arrangements. Independent distributors, highly motivated by financial incentives from their distribution rights ownership, strive to increase sales within their defined geographic territory by offering outstanding service and merchandising.

Our DSD distribution system is comprised of three types of territories: (1) independent distributor-owned and operated territories (independent distributors own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets); (2) distribution rights that are classified as available for sale in the Consolidated Balance Sheets; and (3) other company operated territories. The table below presents the approximate number of territories used by the company as of December 28, 2024:

Type of territory	Number of territories
Independent distributor-owned and operated territories	4,784
Territories classified as available for sale	552
Other company operated territories	518
Total territories	5,854

During Fiscal 2024, the company commenced repurchasing approximately 400 territories in California and converting them to company operated territories mostly as a result of the settlement of litigation as further discussed in Note 24, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K. Once repurchased, the territories will not be resold and will be classified as other company operated territories. As of December 28, 2024, there were approximately 95 territories remaining to be repurchased and these are anticipated to be completed early in the second quarter of Fiscal 2025.

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

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs were volatile in both Fiscal 2024 and 2023 but are expecting reduced volatility in Fiscal 2025 (excluding any impact of potential tariffs). We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at more than $55 billion at retail. The fresh packaged bread category is intensely competitive and has experienced volume decreases in recent years. Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on dollar market share as presented in the following chart (amounts may not compute due to rounding). (Source: Circana Flowers custom database, 52 weeks ending 12/29/24; due to a change in methodology and sources, data provided previously may not be comparable to current data):

Market Share
Other 26%
BBU 27%
Pepperidge Farm 5%
Flowers Branded 17%
Private Label 25%
BBU
Private Label
Flowers Branded
Pepperidge Farm
Other

The current competitive landscape for breads and rolls in the U.S. baking industry consists of Bimbo Bakeries USA (BBU), Flowers Foods, and The Campbell's Company, under the Pepperidge Farm brand, along with a number of smaller independent regional bakers, local bakeries, and retailer-owned bakeries.

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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company. The store brand share of retail fresh packaged bread in the U.S. accounts for approximately 25% of the dollar sales and approximately 35% of unit sales. Store brand's dollar share had been steadily declining for a number of years prior to Fiscal 2022, however that trend reversed in Fiscal 2022 and expanded in Fiscal 2023 and Fiscal 2024. The recent inflationary environment has pressured more consumers to trade down to store brand bakery products.

Human Capital Resources

As of December 28, 2024, Flowers and its subsidiaries had approximately 10,200 employees located throughout the U.S. and approximately 4,100 long-term leased employees. Approximately 830 employees are covered by collective bargaining agreements and there are no material outstanding labor disputes.

Flowers' legacy of excellence is built on 100+ years of hard work by thousands of Flowers team members. As W.H. Flowers, Jr. said, “The key to any enterprise or goal is people. People of character, people of integrity, people who don’t mind working and taking advantage of their opportunity.” We continue to strive toward a people-centric legacy by implementing initiatives that enhance the lives of every employee.

Our hiring efforts utilize a variety of channels and include various recruiting intelligence and marketing strategies. Through campus outreach, apprenticeships, and internship and rotational programs, we employ an inclusive recruiting process to attract and retain top talent in a competitive talent market. Most recently, Flowers has increased the number of focus schools and career fairs attended annually, and developed new relationships with Historically Black Colleges and Universities (HBCUs).

A number of our bakeries actively champion second chance employment by recruiting formerly incarcerated individuals who are ready to re-enter the job market. Our flagship Dave’s Killer Bread bakery in Milwaukie, Oregon, is one of our biggest advocates for second chance employment – with nearly 40% of team members hired through the bakery’s second chance initiatives.

In addition, Flowers is a long-time supporter of causes that support U.S. veterans and their families. Since 2018, through our Wonder and Tastykake brands, we have partnered with the United Service Organizations ("USO") to help provide a variety of programs that keep service members and their families connected. In support of these efforts, Flowers' brands fulfilled their multi-year commitment, donating $2.8 million to the USO through Fiscal 2024, and increased their total pledge to $3.4 million through 2026. Presently, Flowers employs approximately 475 veterans.

Flowers offers team members competitive wages, benefits, and training opportunities, while also promoting a safe and healthy workplace. We believe it is the company’s responsibility to give our team members every opportunity to grow as Flowers employees and as people. The company provides its employees with resources to enhance their skills and careers, including:

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
•
Expanding our goal setting process to include the creation of personal development plans (PDPs). PDPs help employees identify their career development goals and map out realistic steps to achieve them.
•
Offering the Continuous Performance Management module which supports ongoing performance conversations between employees and their managers.
•
Offering Career Conversations training for supervisory employees to discuss career pathing and employee development.

To foster our culture of belonging, Flowers deploys annual anti-harassment, antidiscrimination, and inclusiveness training. This content is also provided as part of our onboarding process for new corporate and bakery employees. In addition, all employees are provided opportunities to take additional training for their self-development and career progression.

Twice yearly, Flowers offers confidential employee opinion surveys to our entire employee population. These surveys are designed to capture real-life feedback about what it is like to work at Flowers. Data from one of our surveys underscored the importance employees place on trust. This input drove us to dig deeper into the topic, ultimately creating an all-new training initiative throughout our supply chain focused on trust, which debuted in late 2024.

Total Rewards

We have a demonstrated history of investing in our workforce by providing competitive wages and benefits. Our benefits package includes:

•
comprehensive health insurance coverage to employees working 30 hours or more each week;
•
parental leave for all new parents when their families experience a birth, adoption or foster placement;
•
adoption reimbursement of up to $20,000 per employee, per lifetime;
•
short-term disability to provide wage protection for up to six months;
•
a tuition reimbursement program; and
•
a 401(k) plan (certain union-affiliated employees participate in a company-sponsored pension or multi-employer plan) with generous company contributions.

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
Flowers Foods Code of Conduct
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

A material negative change in our relationship with the independent distributor partners could negatively affect our business. Such changes could result from litigation or one or more adverse rulings by courts or regulatory or governmental bodies in any of the jurisdictions in which we operate regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributor partners, or an adverse judgment against the company for actions taken by the independent distributor partners. These changes could also result from regulatory developments based on the manner in which the U.S. Department of Labor applies the Fair Labor Standards Act. In addition, as a result of California distributor-related litigation, we began converting our independent distributor partners distribution model in California to an employment model in Fiscal 2024 and anticipate completing the conversion early in the second quarter of Fiscal 2025. Any of these developments could materially and/or negatively affect our financial condition, results of operations and cash flows.

We may not be able to attract or retain the highly skilled people we need for our business.

We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to attract, recruit, hire, develop, and retain qualified individuals, including individuals with e-commerce, digital marketing, and data analytics capabilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, hire, develop, and retain other talented personnel. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results or our ability to meet regulatory reporting requirements. In addition, activities related to identifying, recruiting, hiring, and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.

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

Additionally, health care and workers’ compensation are increasing and will likely continue to do so. Any substantial increase in these costs may have an adverse impact on our profitability. The company records the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in benefit plan liabilities may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan, and other factors. In addition, legislation or regulations involving labor and employment and employee benefit plans (including employee health care benefits and costs) may impact our operational results.

The costs of maintaining and enhancing the value and awareness of our brands are increasing, which could have an adverse impact on our revenues and profitability.

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Brand value could diminish significantly due to several factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media platforms by consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Brand recognition and loyalty can be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. In addition, failure to comply with local or other laws and regulations could also hurt our reputation. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition or were to suffer damage to our reputation or loss of consumer confidence in our products for any of these reasons, our revenues and profitability could be adversely affected. Additionally, a company determination that any brand is no longer expected to contribute to the company's future results could lead to an impairment or material impairment of an intangible asset, resulting in an impairment or an acceleration of amortization due to a reduction in the useful life, and could adversely affect our business, financial condition or results of operations.

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

From time to time, we undertake acquisitions, divestitures, joint ventures and co-investments. The success of any acquisition, divestiture or joint venture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits. In particular, this risk arises in the context of the pending Simple Mills Acquisition, which is expected to close in the first quarter of Fiscal 2025.

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

Co-investments with third parties through partnership, joint ventures, or other entities may involve non-controlling, illiquid interests and limited decision-making authority. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions which can lead to potential impairment recognition. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, inferior product or ingredient supply, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model, could impair our ability to make, move or sell our products. Moreover, terrorist activity, armed conflict or political instability, including any escalation of hostility arising out of the conflict between Russia and the Ukraine and the conflict in the Middle East, or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events and disruption to our manufacturing or distribution capabilities, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

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

In addition, our IT systems (including those provided to us by third parties), and the IT systems of our third-party business partners, may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and cyber incidents. Cyber-attacks and other cyber incidents are occurring more frequently in the United States and are becoming more sophisticated with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including extortion, denial of service, employee or personnel failures, or social engineering through phishing, ransomware or malware. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including software that is commonly used by companies in cloud-based services and bundled software. In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine, the conflict in the Middle East, and the resulting geopolitical conflicts. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. These circumstances increase the likelihood of cyber-attacks and/or security breaches. In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and machine learning technologies may intensify our cybersecurity risks and make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of the cyber events described above. Further, the technology and techniques used in cyberattacks are constantly evolving and the pace and extent of that evolution may accelerate with the use of emerging technologies including AI and machine learning.

There can be no assurance that the policies, protocols, and practices that we follow to address cybersecurity, including our controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We may incur significant costs in protecting or remediating cyber-attacks or other cyber incidents. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, operational disruptions, be subject to litigation, civil or criminal investigations, regulatory intervention or incur costs related to remediation, payment of ransom or penalties, including as result of unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

We may experience difficulties in deploying the upgrade of our ERP system.

We are in the midst of deploying an upgrade to our ERP system to a more robust platform. The upgrade of the ERP system is designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of the upgrade to the ERP system has required, and continues to require, an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our financial and operating processes. During the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2026. We may not be able to deploy the ERP system upgrade successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to deploy the ERP system upgrade as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our financial condition, results of operations and cash flows could be negatively impacted.

We use, and may continue to expand our use of, AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business operations.

We may leverage AI, including generative AI, in our product development, operations, and software programming. Our competitors or other third parties may incorporate AI into their operational processes more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.

In addition, there are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the regulation of AI by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services, and features to implement AI ethically and minimize any unintended harmful impacts.

Industry Risks

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Raw materials, such as flour, sweeteners, shortening, yeast, water, and eggs, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations (including tariffs), inflation, weather conditions, domestic and international demand, availability due to supply chain conditions, livestock disease (for example, avian influenza) or other unforeseen circumstances. The global economy has been negatively impacted by the military conflict between Russia and Ukraine and the conflict in the Middle East. Both conflicts are fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union, and others in response to Russia’s invasion of Ukraine. Furthermore, the conflict in the Middle East may impact oil production capacity, oil prices, and cause disruptions in global supply chains and shipping routes. While we do not expect our operations to be directly impacted by these conflicts at this time, changes in global grain and commodity flows and increased supply chain costs could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

In addition, we are dependent upon natural gas or propane for firing ovens. The independent distributors and third-party transportation companies are dependent upon gasoline and diesel for their vehicles. The cost of these fuels may fluctuate widely due to economic and political conditions, government policy and regulation, war or other conflicts, or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing higher-margin products to lower-margin products.

Inflation may adversely affect us by increasing our costs of production, materials, and labor. In an inflationary environment, such as the current economic environment, depending on the market conditions of the baking industry, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations.

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

Competitor and customer pressures require that we timely and effectively respond to changes in relevant markets, including changes to distribution channels and technological developments. Substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. Failure to effectively and timely assess new or developing trends, technological advancements (including advancements such as AI and machine learning, which may become critical in understanding consumer preferences in the future) or changes in distribution methods could negatively impact demand for our products, our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities.

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

The fresh packaged bread category has experienced volume declines in recent years reflecting, among other factors, shifts in consumer behavior and preferences. Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers, including concerns of consumers regarding nutrition, health and wellness, obesity, product attributes, ingredients, and packaging. Similarly, demand for our products could be negatively affected by consumer concerns or perceptions regarding the health effects of specific ingredients such as, but not limited to, sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes. Also, certain weight loss drugs and glucagon-like peptide 1 (GLP-1) agonists, which may suppress a person's appetite, may impact demand for our products. The introduction of new products and product extensions requires significant development and marketing investment. If we fail to anticipate, identify, or react to changes in consumer preferences, or if we fail to introduce new and improved products on a timely basis, we could experience reduced demand for our products, which could cause our sales, profitability, financial condition, and operating results to suffer.

We rely on several large customers for a significant portion of sales and the loss of one of our large customers or their decision to give higher priority to other brands could adversely affect our business, financial condition or results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 56.7% of sales during Fiscal 2024. Our largest customer, Walmart/Sam’s Club, accounted for 22.4% during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

Additionally, as concerns about climate change and other environmental issues continue to increase, we may be required to comply with new laws and regulations which may result in increased/not yet identified compliance costs, the scale of which is to be evaluated. We continue to evaluate the possible impact of such new laws and regulations, including those mentioned in the following sentence. In October 2023, California passed new laws that mandate the disclosure of GHG emissions, climate-related financial risks and measures adopted to reduce and adapt to such risks. These California laws require initial disclosures in 2026.

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

Although we have various insurance programs in place that, subject to their terms and conditions, are intended to address certain costs associated with these events, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could adversely affect our financial condition, results of operations and cash flows.

Simple Mills Acquisition Risks

The market price for our common stock following the closing of the Simple Mills Acquisition may be affected by factors different from those that historically have affected or currently affect our common stock.

Our future financial position may differ from our financial position before the completion of the Simple Mills Acquisition, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the Simple Mills Acquisition. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

We may not consummate the Simple Mills Acquisition on the terms currently contemplated or at all.

We may not consummate the Simple Mills Acquisition, which is subject to the satisfaction of customary closing conditions. Certain of the conditions to completion of the Simple Mills Acquisition are not within our control, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, it is possible that the Simple Mills Acquisition may be terminated. In addition, satisfying the conditions to and completion of the Simple Mills Acquisition may take longer, and could cost more than we currently expect. There can be no assurance that such conditions will be satisfied or that the Simple Mills Acquisition will be consummated on the terms currently contemplated or at all.

Failure to complete the Simple Mills Acquisition could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.

If the Simple Mills Acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, we may be materially adversely affected and, without realizing any of the benefits of having completed the acquisition, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our customers, distributors, suppliers, vendors and joint venture partners;
•
we will still be required to pay certain significant costs relating to the acquisition, such as legal, accounting and financial advisor fees; and
•
matters relating to the acquisition (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.

If the Simple Mills Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

Our business relationships may be subject to disruption due to uncertainty associated with the Simple Mills Acquisition, which could have a material adverse effect on the results of operations, cash flows and financial position of us pending and following the closing of the Simple Mills Acquisition.

Parties with which we do business may experience uncertainty associated with the Simple Mills Acquisition, including with respect to current or future business relationships with us following the closing of the Simple Mills Acquisition. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and joint venture partners may attempt to delay or defer entering into new business relationships with us, negotiate changes in existing business relationships with us or consider entering into business relationships with parties other than us following the Simple Mills Acquisition. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of us, regardless of whether the Simple Mills Acquisition is completed, as well as a material and adverse effect on our ability to realize the expected benefits of the Simple Mills Acquisition.

Executive Offices

The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

Information about our Executive Officers

The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

A. Ryals McMullian Age 55 Chairman and Chief Executive Officer

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

R. Steve Kinsey Age 64 Chief Financial Officer

Mr. Kinsey has served as chief financial officer (“CFO”) since April 2020. Previously, he served as CFO and chief accounting officer ("CAO") from April 2020 to December 2024, and executive vice president, CFO and chief administrative officer from May 2017 to April 2020. Mr. Kinsey served as executive vice president and CFO from 2008 until 2017, and as senior vice president and CFO from 2007 to 2008. Prior to those appointments, Mr. Kinsey served in various accounting roles since joining the company in 1989.

Heeth Varnedoe IV Age 58 President and Chief Operating Officer

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

Terry S. Thomas Age 55 Chief Growth Officer

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

Stephanie B. Tillman Age 54 Chief Legal Counsel

Ms. Tillman was named chief legal counsel and corporate secretary effective January 2020. Previously, she served as vice president, chief compliance officer, and deputy general counsel from April 2011 to January 2020. Prior to that, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

Cindy L. Cox Age 58 Chief Human Resources Officer

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

H. Mark Courtney Age 64 Chief Brand Officer

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

Tom Winters Age 61 Chief Supply Chain Officer

Mr. Winters joined Flowers as chief supply chain officer in April 2022. Before joining Flowers, he served as senior vice president of supply chain at PepsiCo, Inc., an American multinational food, snack, and beverage corporation, overseeing supply chain functions for two of the company's North American divisions. During his 19-year tenure at PepsiCo, he also held a number of operations and production roles with responsibility for the management of internal plants, warehouses, and contract manufacturers. He began his career with The Proctor & Gamble Company in 1988, serving in a number of operational leadership roles at production facilities in the U.S. and Puerto Rico until joining PepsiCo in 2003.

David M. Roach Age 55 Chief Strategic Projects Officer

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

Mark Chaffin Age 54 Chief Information Officer

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

We maintain insurance covering certain costs that may be incurred in connection with cybersecurity incidents, should they occur. However, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

The company engages consultants and other third parties to identify and manage cybersecurity risks, including risks from third-party service providers that may impact the company.

No risks from cybersecurity threats, including as the result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect Flowers’ business strategy, results of operations, or financial condition. However, we may incur significant costs in protecting or remediating cyber-attacks or other cyber incidents. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, operational disruptions, be subject to litigation, civil or criminal investigations, regulatory intervention or incur costs related to remediation, payment of ransom or penalties, including as a result of unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

Governance. The company’s board of directors (the "Board" or "Board of Directors") oversees the company’s Information Security program, which is approved annually. The audit committee is tasked with oversight of certain risk issues, including cybersecurity, and regularly reports its activities to the Board of Directors. As described in its charter, the audit committee of the Board of Directors oversees risks related to information technology security and regularly reviews and discusses with the VP of Information Security and other members of management the company’s information technology security risk exposures, including (a) the potential impact of those exposures on the company’s business, financial results, operations and reputation, (b) the steps that management has taken to monitor and mitigate such exposures, (c) the company’s information governance policies and programs, and (d) legislative and regulatory developments that could materially impact the company’s privacy and data risk exposure.

At the management-level, the company’s IT systems are overseen by our CIO, who has responsibility for information technology strategy and operations. The company's Information Security program is led by the company’s VP of Information Security, who reports directly to the company's chief financial officer. The VP of Information Security has responsibility for information security strategy and operation. The VP of Information Security is responsible for managing and assessing material risks from cybersecurity threats. This individual has a variety of IT security skills, experiences and professional expertise, obtained through work experience and information security certifications and education.

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

We operate 45 bakeries across the continental U.S. Each of the listed bakeries is company owned except for Modesto, California and Philadelphia, Pennsylvania. We believe that our bakeries have adequate production utilization and can meet the current operational requirements for the operation of the business. As discussed in Item 1., Business, of this Form 10-K, the company has restructured its plant operation responsibilities from the sales function to the supply chain function. Additionally, across the continental U.S. in the markets we serve, we own approximately 140 warehouse/distribution centers and lease approximately 500 warehouse/distribution centers.

The table below sets forth the production and sales operations in our bakeries:

Alabama	Kansas	Texas
Birmingham (P)	Lenexa (PS)	Denton (PS)
Montgomery (P)	Kentucky	El Paso (PS)
Tuscaloosa (P)	Bardstown (PS)	Houston (P)
Arizona	London (PS)*	Houston (PS)
Mesa (PS)*	Louisiana	San Antonio (PS)
Tolleson (P)	Lafayette (P)	Tyler (PS)
Arkansas	New Orleans (PS)	Utah
Batesville (PS)	Maine	West Jordan (PS)
Texarkana (P)	Lewiston (P)	Virginia
California	Lewiston (PS)	Lynchburg (P)
Modesto (Leased) (P)	Nevada	Norfolk (PS)
Colorado	Henderson (PS)
Johnstown (P)	North Carolina
Florida	Goldsboro (PS)
Bradenton (PS)	Jamestown (PS)
Jacksonville (PS)	Newton (PS)
Lakeland (P)	Oregon
Miami (PS)	Milwaukie (PS)*
Georgia	Pennsylvania
Atlanta (P)^	Oxford (PS)
Savannah (P)	Philadelphia (Leased) (PS)
Suwanee (P)	Tennessee
Thomasville (PS)	Cleveland (P)
Tucker (P)	Crossville (PS)*
Villa Rica (P)	Knoxville (PS)
P - Production Only
PS - Production and Sales
*Only thrift store sales

^ Company announced the closure of this bakery effective late in the first quarter of Fiscal 2025.

We believe our facilities are well-maintained and adequate, that they are being appropriately utilized and that they have sufficient production utilization for their present intended purposes. Utilization is actual labor time as a percent of available hours of production in a week (based on 120 hours/week for three shifts). On a consolidated basis during Fiscal 2024, our average quarterly production utilization ranged from 89% to 97% across all bakeries. During heightened periods of demand, the company can improve utilization by streamlining production with longer production runs and fewer differentiated products produced. Production utilization is not materially different when a sales facility is also located at the bakery.

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

Holders

As of February 14, 2025, there were approximately 3,195 holders of record of the company’s common stock.

Dividends

The payment of dividends is subject to the discretion of the company’s Board. For Fiscal 2024 and Fiscal 2023, we paid cash dividends on common stock totaling $0.95 and $0.91 per share, respectively. While we intend to continue paying dividends on our common stock, the declaration of cash dividends is at the discretion of the Board, considered in the context of, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Purchases of Equity Securities by the Issuer

As originally announced on December 19, 2002, and subsequently increased, our Board of Directors had approved a plan that authorized share repurchases of up to 74.6 million shares. On May 26, 2022, the company announced that the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated share repurchase program at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company did not purchase any shares of its common stock in the fourth quarter of Fiscal 2024. From the inception of the plan through December 28, 2024, 73.0 million shares have been repurchased, at a cost of $756.0 million. At the close of the company’s fourth quarter on December 28, 2024, 21.5 million shares remained under the existing authorization.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 28, 2019 through December 28, 2024, the last day of our 2024 fiscal year.

Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
Flowers Foods, Inc.
S&P 500 Index
S&P 500 Packaged Foods & Meats Index
S&P MidCap 400 Index

	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023	December 28, 2024
FLOWERS FOODS INC	100.00	107.73	135.34	146.14	118.91	112.71
S&P 500 INDEX	100.00	118.08	151.98	124.46	157.17	199.46
S&P 500 PACKAGED FOODS & MEATS INDEX	100.00	104.67	118.36	129.46	119.68	113.91
S&P MIDCAP 400 INDEX	100.00	113.73	141.88	123.35	143.63	164.48

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 28, 2019. Flowers Foods’ share price is also indexed to $100 at December 28, 2019.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1., Business, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements at the beginning of this Form 10-K. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales for variable consideration and consideration payable to customers.

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
•
Results of operations — an analysis of the company’s consolidated results of operations for Fiscal 2024 compared to Fiscal 2023 as presented in the Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 for a discussion of the results of operations for Fiscal 2023 compared to Fiscal 2022.
•
Liquidity, capital resources and financial position — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2024 and Fiscal 2023 each consisted of 52 weeks. Fiscal 2025 will consist of 53 weeks. Furthermore, comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years in the fourth quarter). Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	Fiscal 2024	Fiscal 2023	Footnote
	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Business process improvement costs	$4,529	$21,521	Note 2
Restructuring charges	7,403	7,099	Note 6
Restructuring-related implementation costs	2,979	—	Note 6
Plant closure costs and impairment of assets	10,310	7,298	Note 2
Acquisition-related costs	2,008	3,712	Note 2, 7, 25
Legal settlements and related costs	3,800	137,529	Note 24
Pension plan settlement loss	241	—	Note 22
	$31,270	$177,159

Business process improvement costs related to the transformation strategy initiatives. In the second half of Fiscal 2020, we launched initiatives to transform our business, including an upgrade to our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These initiatives are further discussed in Item 1., Business, of this Form 10-K. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $4.5 million in Fiscal 2024 and $21.5 million in Fiscal 2023, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Restructuring charges. In April 2024, the company announced a cost savings program to improve operational performance, which included employee termination benefits associated with a reduction-in-force ("RIF") and other expense optimization initiatives. During Fiscal 2024, the company incurred RIF costs of $7.4 million and made payments of $7.3 million. The company also incurred consulting costs associated with implementing the restructuring program in Fiscal 2024 and these costs are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. Employee termination benefits and other cash charges were primarily for the voluntary employee separation incentive plan (the "VSIP") and employee relocation costs. During Fiscal 2023, we recorded VSIP-related charges of $5.2 million and made VSIP-related payments of $3.8 million. Additionally, we recorded and paid RIF charges of $0.9 million and relocation costs of $1.0 million in Fiscal 2023. These costs are recorded in the restructuring charges line item of the Consolidated Statements of Income. In the first quarter of Fiscal 2024, we paid the remaining VSIP payments of $1.4 million.

Plant closure costs and impairment of assets. On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure is part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. The company recognized severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in Fiscal 2024. Additionally, in Fiscal 2024, the company recorded charges totaling $2.7 million to fully impair certain ERP-related software and other equipment, and recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. In Fiscal 2024, the company also recorded an asset impairment charge of $1.4 million to write off certain cake distribution territories classified as held for sale that the company no longer intends to sell. These costs and the costs below are included as a separate line item of the Consolidated Statements of Income.

During the second quarter of Fiscal 2022, we invested $9.0 million in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. We made an additional investment of $2.0 million in the second quarter of Fiscal 2023. Base Culture's product offerings include better-for-you, gluten-free, and grain-free sliced breads and baked goods that are all-natural, 100% Paleo-certified, kosher-certified, dairy-free, soy-free, and non-GMO verified. These investments are being accounted for at cost, less any impairment, as we do not control, nor do we have the ability to significantly influence Base Culture. In the fourth quarter of Fiscal 2023, we recognized an impairment loss of $5.5 million on this investment and recognized an additional impairment of $4.0 million in Fiscal 2024.

During the third and fourth quarters of Fiscal 2023, the company entered into agreements to sell a warehouse and a closed bakery, respectively, both of which were classified as held for sale, and recorded impairment charges totaling $1.8 million. The company completed the sale of the impaired warehouse at the end of the third quarter of Fiscal 2023 and completed the sale of the closed bakery in the first quarter of Fiscal 2024.

Acquisition-related costs. On January 7, 2025, the company entered into an Agreement and Plan of Merger to acquire Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes. The acquisition is expected to expand the company’s exposure to the better-for-you snacking segment and diversify its category exposure. The total cash purchase price is approximately $795 million. The company intends to use the net proceeds of the senior notes offering completed on February 14, 2025, together with cash on hand, to fund the cash consideration for the Simple Mills Acquisition and related fees and expenses as further discussed in the Capital Structure section below. The transaction is subject to customary regulatory and other approvals and closing conditions and is anticipated to close in the first quarter of Fiscal 2025. In Fiscal 2024, we incurred acquisition-related costs of $2.0 million. These costs and the acquisition costs discussed below are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of $274.8 million, inclusive of a net working capital purchase price adjustment. We funded the purchase price with cash on hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah. Prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred additional acquisition-related costs of $3.7 million in Fiscal 2023.

Legal settlements and related costs. In the third and fourth quarters of Fiscal 2024, we reached agreements to settle certain distributor-related litigation in the aggregate amount of $2.2 million, inclusive of plaintiffs’ attorney fees. Additionally, in the fourth quarter of Fiscal 2024, we reached an agreement to settle certain non-distributor-related litigation in the amount of $1.6 million. In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million which was paid in the second quarter of Fiscal 2024. The settlement also requires a phased repurchase of approximately 350 distribution territories in California and the company estimates this cost, along with the cost to repurchase approximately 50 other California distribution territories that are not part of the settlement, to be approximately $80.2 million. Additional costs of $2.3 million were recognized to fully impair held and used distribution rights classified as intangible assets. The repurchases of the distribution rights commenced at the end of the first quarter of Fiscal 2024 and are anticipated to be completed early in the second quarter of Fiscal 2025.

All amounts related to legal settlements and related costs are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. As of December 28, 2024, $20.7 million of settlements were accrued (inclusive of obligations for the repurchase of distribution territories) and all payments are anticipated to be completed by the end of the second quarter of Fiscal 2025. The remaining reserve for the related distributor notes receivable was $2.4 million at December 28, 2024.

Pension plan settlement loss. Retired and terminated vested pension plan participants not yet receiving their benefit payments have the option to receive their benefit as a single lump sum payment. In the fourth quarter of Fiscal 2024, a settlement charge of $0.2 million was triggered as a result of lump sum distributions paid in Fiscal 2024 and this amount is included in the other components of net periodic pension and postretirement benefit plans credit line item of the Consolidated Statements of Income.

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with Fiscal 2024 sales of $5.1 billion. We operate in the highly competitive fresh bakery market. Our product offerings include a wide range of fresh breads, buns, rolls, snack items, bagels, English muffins, and tortillas, as well as frozen breads and rolls, which we produce at 45 plants in 19 states. Our products are sold under leading brands such as Nature’s Own, DKB, Canyon Bakehouse, Tastykake, Mrs. Freshley’s, and Wonder. See Item 1., Business, of this Form 10-K for additional information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including any impact from the imposition of tariffs, labor shortages, the conflict between Russia and Ukraine, and the conflict in the Middle East, as further discussed in Item 1., Business, of this Form 10-K.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales increased 0.2% in Fiscal 2024 compared to Fiscal 2023. Price/mix contributed 1.8% to the sales growth and the Papa Pita acquisition contributed 0.1% (cycled on February 17, 2024), partially offset by volume declines of 1.7%. Branded Retail sales decreased 0.1% and Other sales increased 0.8%. The benefits from optimizing our foodservice business were mostly offset by overall softness in the fresh packaged bread and cake categories, volume declines from exiting certain lower margin non-retail business, and consumer trade down to store branded products. Inflationary pressure on consumer spending and shifts in consumer behavior and preferences have negatively impacted the fresh packaged bread and cake categories. Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, continued to increase year over year.

Income from operations for Fiscal 2024 was $348.3 million compared to $172.9 million in Fiscal 2023. The improvement resulted primarily from the decrease in legal settlements and related costs of $133.7 million, moderating ingredient costs and, to a lesser extent, benefits from our savings initiatives, optimizing our foodservice business and lower distributor distribution fees. These factors were partially offset by the impact of decreased production volumes and higher workforce-related and rent expenses in the current year.

Net income was $248.1 million for Fiscal 2024 compared to $123.4 million in the prior year. The increase year over year resulted primarily from significant growth in income from operations, as described above, partially offset by a higher effective tax rate.

In Fiscal 2024, we generated net cash flows from operations of $412.7 million and invested $132.1 million in capital expenditures (inclusive of $6.0 million for the ongoing ERP upgrade). Additionally, we made stock repurchases of $22.7 million and paid $203.0 million in dividends to our shareholders. Our cash and cash equivalents balance as of December 28, 2024 was $5.0 million. In Fiscal 2024, we amended the two-year $200.0 million trade receivable repurchase facility (the "repurchase facility") to extend the scheduled facility expiration date to April 14, 2026.

In Fiscal 2023, we generated net cash flows from operations of $349.4 million, paid $274.8 million for the Papa Pita acquisition, inclusive of the net working capital purchase price adjustment, and invested $129.1 million in capital expenditures (inclusive of $27.8 million for the ongoing ERP upgrade). Additionally, we made $45.8 million in stock repurchases and paid $195.2 million in dividends to our shareholders in Fiscal 2023.

Refer to the Capital Structure section below for additional information on the company's financial condition.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	12
Long-lived assets	—
Goodwill and other intangible assets	11
Leases	15
Self-insurance reserves	24
Income tax expense and accruals	23
Postretirement plans	22
Stock-based compensation	20
Commitments and contingencies	24

Revenue Recognition. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Revenues are recognized net of variable consideration provisions such as for returns, volume discounts and sales promotion expenses that result in uncertainty about the company’s ability to collect the amount. The company estimates the amount of variable consideration to be included in the transaction price at contract inception based on one of two approaches: the expected value approach (the “EV” approach) or the most-likely amount (the “MLA”) approach. The EV approach identifies possible outcomes of the contract and the probabilities of those outcomes. The MLA approach is used in cases when the company expects to be entitled to only one of the two possible outcomes. The company applies the approach consistently for similar types of contracts and updates the estimated transaction price at each reporting date. Consideration payable to a customer is recognized at the time control transfers and is a reduction to revenue. Estimates are made based on historical experience and other factors.

Derivative Financial Instruments. The company’s cost of certain raw materials is highly correlated to underlying commodities markets. Raw materials, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves. Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for additional information about our derivative financial instruments, including sensitivity analyses of the company’s potential exposure to commodity price risk and interest rate risk.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets. The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes, including decisions to discontinue or significantly reduce certain brands, in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in Fiscal 2024 and Fiscal 2023 are discussed above in the “Matters Affecting Comparability” section.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired. Flowers has concluded it has one operating segment and one reporting unit. We have elected not to perform the qualitative approach, but instead perform a quantitative analysis by comparing the fair value of the reporting unit with which the goodwill is associated to the carrying amount of the reporting unit. If the fair value is less than the carrying value, the goodwill is written down to the extent the carrying amount exceeds the fair value.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting unit. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA. Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair value of our reporting unit exceeded its carrying value in excess of $3.3 billion in Fiscal 2024. A 1% decrease in the discount rate would increase the fair value of the reporting unit by $1.1 billion and a 1% increase in the discount rate would decrease the fair value by $0.8 billion. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for Fiscal 2024 or Fiscal 2023.

In connection with acquisitions, the company has acquired trademarks, customer lists, non-compete agreements, and distributor relationships a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. In Fiscal 2023, we recorded a $2.3 million charge to fully impair held and used distribution rights classified as intangibles assets. This was in conjunction with costs related to a California legal settlement. No impairment charges related to amortizing intangible assets were recorded in Fiscal 2024.

As of December 28, 2024, the company also owns trademarks acquired through acquisitions with a total carrying value of $127.1 million that are indefinite-lived intangible assets not subject to amortization. The company evaluates the recoverability of intangible assets not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.

Leases. The company’s leases consist of the following types of assets: bakeries, corporate office space, warehouses, bakery equipment, office equipment, transportation, and IT equipment. The company uses the applicable incremental borrowing rate at lease commencement to perform the lease classification tests on lease components and to measure the lease liabilities and right-of-use assets in situations when discount rates implicit in leases cannot be readily determined.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to Fiscal 2021, and with limited exceptions, for years prior to 2020 in state jurisdictions.

Postretirement Plans. The company sponsors a defined benefit pension plan for union employees, the Flowers Foods, Inc. Retirement Plan No. 2 ("Plan No. 2"), and a frozen nonqualified plan covering former Tasty executives. The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality.

We use a spot rate approach (granular method) to estimate the service cost and interest cost components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides the best estimate of service and interest costs.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses. Based on these factors, the long-term rate of return assumption for Plan No. 2 is set at 5.3% for Fiscal 2025.

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

In Fiscal 2025, the company does not expect to make any cash contributions to Plan No. 2 and expects to pay $0.2 million in nonqualified pension benefits from corporate assets.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the expected attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target for awards granted in Fiscal 2023 and earlier and 0% to 150% for awards granted subsequent to Fiscal 2023. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are time-based stock awards that vest over a period of three years. See Note 20, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information. In early Fiscal 2025, the company granted stock awards to certain employees. The company expects stock-based compensation expense for Fiscal 2025 will be approximately $4.0 million to $6.0 million higher than Fiscal 2024. This estimate is inclusive of an additional $2.4 million of expense anticipated to be recognized in the first quarter of Fiscal 2025 due to the payout for the Fiscal 2023 grant currently trending since the grant date at 125% of target. Additionally, the company anticipates a shortfall of approximately $2.0 million to $4.0 million on the vesting of stock-based compensation awards that will vest in Fiscal 2025.

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

Results of Operations

Consolidated Results - Fiscal 2024 compared to Fiscal 2023

The company’s results of operations, expressed as a percentage of sales, are set forth below for Fiscal 2024 and Fiscal 2023:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Net sales	$5,103,487	$5,090,830	100.0	100.0	$12,657	0.2
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,577,220	2,632,136	50.5	51.7	(54,916)	(2.1)
Selling, distribution, and administrative expenses	2,001,052	2,119,718	39.2	41.6	(118,666)	(5.6)
Restructuring charges	7,403	7,099	0.1	0.1	304	4.3
Plant closure costs and impairment of assets	10,310	7,298	0.2	0.1	3,012	41.3
Depreciation and amortization	159,210	151,709	3.1	3.0	7,501	4.9
Income from operations	348,292	172,870	6.8	3.4	175,422	101.5
Other components of net periodic pension and postretirement benefit plans credit	(273)	(269)	(0.0)	(0.0)	(4)	1.5
Interest expense, net	19,623	16,032	0.4	0.3	3,591	22.4
Income before income taxes	328,942	157,107	6.4	3.1	171,835	109.4
Income tax expense	80,826	33,691	1.6	0.7	47,135	139.9
Net income	$248,116	$123,416	4.9	2.4	$124,700	101.0
Comprehensive income	$254,325	$122,563	5.0	2.4	$131,762	107.5

Percentages may not add due to rounding.

Sales

	Fiscal 2024		Fiscal 2023
	52 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$3,262,044	63.9	$3,264,742	64.1	(0.1)
Other	1,841,443	36.1	1,826,088	35.9	0.8
Total	$5,103,487	100.0	$5,090,830	100.0	0.2

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	0.2	3.8	1.8
Volume*	(0.5)	(3.1)	(1.7)
Acquisition until cycled on February 17, 2024	0.2	0.1	0.1
Total percentage point change in net sales	(0.1)	0.8	0.2

^ Includes sales reductions from variable consideration and payments to customers.
* Computations above are calculated as follows (the Total column is consolidated and is not adding the Branded Retail and Other columns):
Price/Mix $ = Current fiscal year units x change in price per unit
Price/Mix % = Price/Mix $ ÷ Prior fiscal year Net Sales $

Volume $ = Prior fiscal year price per unit x change in units
Volume % = Volume $ ÷ Prior fiscal year Net Sales $

The company disaggregates its sales into two categories, Branded Retail and Other. These categories align with our brand-focused strategy to drive above-market growth via innovation and focusing on higher margin products. The Other category includes store branded retail and non-retail sales (foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing).

Sales increased year over year mainly due to improved price/mix for our non-retail business resulting from executing our optimization strategies and to a much lesser extent the Papa Pita acquisition contribution mostly offset by volume declines, most notably in the Other sales category. Volume decreases in the Other sales category resulted from the company strategically exiting certain foodservice business in the latter half of Fiscal 2023 and declines in vending volumes, net of increased volume for store branded retail products. The Branded Retail sales category also experienced volume declines from lower branded retail cake volumes, partially offset by volume growth in branded bread products. Our mix of Branded Retail sales to total sales was 63.9% for Fiscal 2024 as compared to 64.1% for Fiscal 2023. Year over year, our promotional activity increased in response to inflationary pressure on consumer spending.

We anticipate our Fiscal 2025 sales will increase from optimizing our non-retail business, new product innovation, and the additional week in Fiscal 2025. However, category headwinds and changes in consumer buying patterns and promotional activity could partially offset that improvement.

Branded Retail Sales

Branded Retail sales decreased 0.1% year over year due to softer volumes, partially offset by favorable price/mix and the acquisition contribution. Improved price/mix resulted from greater sales of our more differentiated branded products, such as organic and Keto. Decreases in branded cake volumes were partially offset by volume growth in branded bread products. Declines in branded cake resulted from overall category softness, market share declines, and targeted sales rationalization. Higher branded bread volumes were due to increases in organic products, traditional buns and rolls, and Keto products, partially offset by softness in traditional loaf breads. Inflationary pressure on consumer spending contributed to lower volumes.

Sales of our leading brands, Nature's Own, DKB, and Canyon Bakehouse, increased year over year. Sales of Nature's Own benefited from growth in Keto bread (introduced in Fiscal 2023), Keto buns (introduced in Fiscal 2024), and traditional buns and rolls, but experienced volume declines for traditional loaf breads. DKB benefitted from efficient market execution and growth from more recently introduced products, such as rolls and snack bars. Consistent with our strategy to grow our business beyond the traditional bread category, the company plans to launch the national rollout of DKB snack bites in Fiscal 2025. Canyon Bakehouse's sales increased on higher volumes as we resolved production capacity constraints that impacted prior year results.

Other Sales

Sales in the Other category increased 0.8% primarily from optimizing our foodservice business, increased store branded retail sales on higher volume, and the acquisition contribution, partially offset by volume declines for our non-retail sales. Store branded retail sales increased year over year from volume growth in store branded traditional loaf breads and gluten-free bread, net of negative price/mix. Store branded retail sales as a percent of our total sales was relatively unchanged from the prior year. Non-retail sales increased year over year due to positive price/mix and to a much lesser extent the acquisition contribution, partially offset by volume declines. Foodservice drove most of the volume decrease as we exited certain lower margin business in the second half of Fiscal 2023. Declines in vending, institutional, and thrift store sales also contributed to lower volumes.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2024 % of sales	Fiscal 2023 % of sales	Change as a % of sales
Ingredients and packaging	29.4	32.0	(2.6)
Workforce-related costs	14.6	13.8	0.8
Other	6.5	5.9	0.6
Total	50.5	51.7	(1.2)

Materials, supplies, labor and other production costs as a percent of sales decreased year over year due to moderating ingredient and packaging costs, improved sales price/mix, and decreased product returns. Lower production volumes and higher workforce-related costs partially offset the overall improvement. The decrease in ingredient and packaging costs was mostly attributed to lower pricing for commodities such as flour, fats and oils, and eggs, and packaging items including bags and corrugated containers. Higher costs for sweeteners partially offset the lower ingredient costs. Wage inflation, higher employee compensation costs, and lower production volumes drove the increase in workforce-related costs as a percent of sales. We expect the impact of lower production volumes and the competitive labor market to continue to negatively impact our operations. The increase in the Other line item mostly reflects the impact of lower production volumes, increased outside purchases of product (sales with no associated ingredient costs), and higher bakery maintenance costs.

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation (including tariffs), weather conditions, domestic and international demand, availability due to supply conditions, including livestock disease, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs experienced volatility in both Fiscal 2024 and 2023 but are anticipated to be less volatile in Fiscal 2025. We use eggs in several of our products and could be adversely impacted from increased costs and/or reduced availability of supply as a result of the avian influenza that has been detected in egg-laying flocks. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the cost of these raw materials and significantly affect our earnings.

Selling, Distribution, and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2024 % of sales	Fiscal 2023 % of sales	Change as a % of sales
Workforce-related costs	12.1	11.1	1.0
Distributor distribution fees	13.3	14.1	(0.8)
Other	13.8	16.4	(2.6)
Total	39.2	41.6	(2.4)

Workforce-related costs increased as a percent of sales year over year due to a shift from distributor distribution fees, higher employee compensation costs, wage inflation, and a competitive labor market. Benefits from our cost savings initiatives partially offset the overall increase in workforce-related costs. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through independent distributor partners ("IDP" or "IDPs"). We anticipate a continued shift from distributor distribution fees to workforce-related costs and other territory-related costs, such as vehicle rent expense, among others, as the company completes a phased repurchase of the California distribution rights and converts to an employee-based model in that state. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed early in the second quarter of Fiscal 2025. The decrease in the Other line item mostly reflects the $133.7 million decrease in legal settlements and related costs and, to a much lesser extent, reduced marketing investments and lower transportation and consulting costs. These items were partially offset by higher rent expenses and increased amortization of cloud-based applications. See the “Matters Affecting Comparability” section above for a discussion of legal settlements and related costs and project-related consulting costs. Additionally, see Note 24, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal settlements.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in dollars and as percent of sales compared to the prior year primarily due to the ERP assets being placed in service in the second quarter of Fiscal 2023 and, to a lesser extent, other capital projects being placed in service and the Papa Pita assets acquired midway through the first quarter of Fiscal 2023, net of assets becoming fully depreciated.

Income from Operations

Income from operations increased in dollars and as a percent of sales compared to the prior year primarily due to significantly lower selling, distribution, and administrative costs, as described above, moderating input costs, and improved sales price/mix, partially offset by lower production volumes, increased bakery workforce-related costs, and greater depreciation expense.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year primarily due to lower interest income year over year due to decreases in distributor notes receivable outstanding. The company anticipates interest expense will be significantly higher in Fiscal 2025 due to the issuance of the 2035 Notes and 2055 Notes (each as defined below) on February 14, 2025.

Income Tax Expense

The effective tax rate for Fiscal 2024 was 24.6% compared to 21.4% in the prior year. The increase in the rate was primarily due to a decrease in benefits on stock-based compensation coupled with unfavorable discrete items related to state income tax in the current year. For the periods presented, the primary differences in the effective rate and statutory rate relate to state income taxes, windfalls on the vesting of stock-based compensation awards, and benefits recognized from tax credits.

The Inflation Reduction Act did not have a material impact on the effective tax rate for Fiscal 2024 or 2023 and there is no anticipated material impact on the effective tax rate in future periods.

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows in Fiscal 2024, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, including any impact from the imposition of tariffs, labor shortages, the conflict between Russia and Ukraine, and the conflict in the Middle East, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could result in a significant shift away from our branded retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement of raw materials and packaging items, and the workforce available to us, among other risks.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. If the company were to experience a significant reduction in revenues, the company would have additional alternatives to maintain liquidity, including amounts available on our debt facilities, capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. The earliest maturity date of our non-revolving debt is 2026. We believe the fundamentals of the company remain strong and that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. The company had total available liquidity of $569.4 million as of December 28, 2024, consisting of cash on hand and the available balances under the credit facility (as defined below) and the repurchase facility.

We expect the transformation strategy initiatives will require significant capital investment and expense over the next two years. We currently anticipate the upgrade of our ERP system will cost approximately $350 million (of which approximately 35% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in Fiscal 2026. As of December 28, 2024, we have incurred costs related to the project of approximately $238 million. In Fiscal 2025, we expect costs for the upgrade of our ERP system (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) to be approximately $30 million to $35 million. The increase in costs is due to an increase in the number of planned deployments for Fiscal 2025. Costs related to our digital initiatives are more fluid and cannot currently be estimated. See Item 1A., Risk Factors, “We may experience difficulties in deploying the upgrade of our ERP system.”

The company leases certain property and equipment under various financing and operating lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, to purchase the property at the then fair value, renew the lease at the then fair value, or return the property. The financing leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 15, Leases, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Key items impacting our liquidity, capital resources and financial position in Fiscal 2024 and Fiscal 2023:

Fiscal 2024:

•
Generated $412.7 million of net cash from operating activities.
•
Paid dividends to our shareholders of $203.0 million.
•
Invested in our business through capital expenditures of $132.1 million (inclusive of $6.0 million of capital expenditures, including amounts recognized in accounts payable at year end, for the ERP upgrade).
•
Repurchased $22.7 million of our common stock.
•
Incurred business process improvement costs of $4.5 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

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

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $5.0 million at December 28, 2024 and $22.5 million at December 30, 2023. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2024	Fiscal 2023
Cash flows provided by operating activities	$412,664	$349,353
Cash disbursed for investing activities	(172,669)	(403,812)
Cash disbursed for financing activities	(257,517)	(88,148)
Total change in cash	$(17,522)	$(142,607)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2024	Fiscal 2023
Depreciation and amortization	$159,210	$151,709
Impairment of assets	10,310	9,611
Stock-based compensation	29,743	26,945
Allowances for accounts receivable	8,304	8,412
Deferred income taxes	30,954	(43,340)
Loss reclassified from accumulated comprehensive income to net income	1,457	2,920
Other non-cash items	6,014	4,559
Net non-cash adjustment to net income	$245,992	$160,816

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above regarding the impairment of assets.
•
For Fiscal 2024, deferred income tax activity was composed of temporary differences between book and tax income, including the current year impact of a payment for a previously accrued legal settlement. Additionally, the current year included the impact of year over year differences in tax depreciation activity, vesting of stock equity awards, and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174. For Fiscal 2023, deferred income tax activity was comprised of temporary differences, including the impact of the capitalization of research and development and certain information technology costs, and accrued legal settlements and related costs.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs (including $0.3 million related to the write-off of unamortized costs upon the early extinguishment of the securitization facility in the first quarter of Fiscal 2023), activity in the allowances for inventory obsolescence, and gains or losses on the sale of assets.

Net cash for working capital requirements and pension plan contributions included the following items (amounts in thousands):

	Fiscal 2024	Fiscal 2023
Changes in accounts receivable	$(4,515)	$5,008
Changes in inventories	8,227	(15,163)
Changes in hedging activities, net	(639)	(1,498)
Changes in other assets and accrued liabilities	(24,873)	104,362
Changes in accounts payable	(59,644)	(26,588)
Qualified pension plan contributions	—	(1,000)
Net changes in working capital and pension plan contributions	$(81,444)	$65,121

•
Changes in accounts receivable were mainly attributable to price impacts period over period. Changes in inventories resulted from volatility in input costs. Changes in accounts payable were mainly attributable to volatility in input costs and timing of capital spending period over period.
•
Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in income tax receivable balances in each respective period. Changes in accruals for legal settlements, employee compensation, and insurance primarily resulted in the change in other accrued liabilities. In Fiscal 2024, we accrued $3.8 million of legal settlements and paid $57.1 million of legal settlements, of which $55.0 million had been accrued for in the prior year. In Fiscal 2023, the company recorded a legal settlement and related costs of $137.5 million (of which $120.3 million was included in other accrued liabilities for distribution rights repurchase obligations, $14.9 million as a contra account to other assets, and $2.3 million was a non-cash impairment charge) and paid $5.5 million of legal settlements that had been accrued for in the prior year. We anticipate making payments of approximately $53.9 million, including our share of employment taxes, in performance-based cash awards under our cash incentive plans in the first quarter of Fiscal 2025. During Fiscal 2024 and Fiscal 2023, we paid $31.9 million and $32.1 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.9 million and $2.2 million were paid in Fiscal 2024 and Fiscal 2023, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year.
•
In Fiscal 2023, we made a voluntary defined benefit pension plan cash contribution of $1.0 million to Plan No 2. At this time, we do not expect to make any voluntary cash contributions to our pension plans in Fiscal 2025 and expect to pay $0.2 million in nonqualified pension benefits from corporate assets. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities (amounts in thousands):

	Fiscal 2024	Fiscal 2023
Purchase of property, plant, and equipment	$(132,088)	$(129,078)
Repurchases of independent distributor distribution rights, net of principal payments from notes receivable	(43,466)	(374)
Acquisition of business	—	(274,755)
Investment in unconsolidated affiliate	—	(1,981)
Proceeds from sale of property, plant and equipment	2,140	2,312
Other	745	64
Net cash disbursed for investing activities	$(172,669)	$(403,812)

•
The company currently estimates capital expenditures of approximately $140.0 million to $150.0 million (inclusive of expenditures for the ERP upgrade of $4.0 million to $6.0 million) in Fiscal 2025.
•
The repurchases of the California distribution rights contributed to most of the change in the repurchases of distribution rights, net of principal payments from notes receivable. The company expects to complete the California repurchases early in the second quarter of Fiscal 2025.
•
As discussed in the Executive Overview section above, on February 17, 2023, we completed the Papa Pita acquisition for $274.8 million in cash (inclusive of a net working capital purchase price adjustment). Papa Pita operates one manufacturing facility in West Jordan, Utah.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities (amounts in thousands):

	Fiscal 2024	Fiscal 2023
Dividends paid, including dividends on share-based payment awards	$(203,033)	$(195,215)
Payment of financing fees	(190)	(533)
Stock repurchases	(22,703)	(45,801)
Change in bank overdrafts	(3,721)	220
Net change in debt obligations	(27,800)	155,000
Payments on financing leases	(70)	(1,819)
Net cash disbursed for financing activities	$(257,517)	$(88,148)

•
Our annual dividend rate increased from $0.92 per share in Fiscal 2023 to $0.96 per share in Fiscal 2024. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.
•
In Fiscal 2024, we paid financing fees associated with amending the repurchase facility. In Fiscal 2023, we paid financing fees associated with executing the repurchase facility and for the amendment to the credit facility.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. See Note 19, Stockholders’ Equity, of Notes to Consolidated Financial Statements of this Form 10-K for additional information. A portion of these shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to drawdowns made to fund the Papa Pita acquisition in the first quarter of Fiscal 2023. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows as of December 28, 2024 and December 30, 2023. For a detailed description of our debt and right-of-use lease obligations and information regarding our distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 15, Leases, and Note 16, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 28, 2024	Maturity	December 28, 2024	December 30, 2023	Variable Rate
			(Amounts in thousands)
2031 notes	2.40%	2031	$495,452	$494,723	Fixed Rate
2026 notes	3.50%	2026	398,992	398,421	Fixed Rate
Unsecured credit facility	7.53%	2026	2,200	—	Variable Rate
Accounts receivable repurchase facility	5.27%	2026	125,000	155,000	Variable Rate
Right-of-use lease obligations		2036	322,989	284,501
			1,344,633	1,332,645
Less: Current maturities of long-term debt and right-of-use lease obligations			(68,524)	(47,606)
Long-term debt and right-of-use lease obligations			$1,276,109	$1,285,039

Total stockholders’ equity was as follows at December 28, 2024 and December 30, 2023:

	Balance at
	December 28, 2024	December 30, 2023
	(Amounts in thousands)
Total stockholders' equity	$1,410,114	$1,351,782

The company has historically entered into amendments and extensions approximately one year prior to the maturity of its debt facilities. On February 13, 2023, we amended the securitization facility and then on April 14, 2023, terminated the securitization facility and entered into the repurchase facility, a two-year $200.0 million accounts receivable repurchase facility. On April 15, 2024, we amended the repurchase facility to extend the scheduled facility expiration date to April 14, 2026. Additionally, on April 12, 2023, we completed the eighth amendment to the senior unsecured revolving credit facility (the "credit facility") to, among other things, replace the benchmark rate at which borrowings bear interest under the credit facility from LIBOR to Term SOFR and to allow for entry into permitted accounts receivable repurchase facilities. The repurchase facility and the credit facility are generally used for short-term liquidity needs. The interest rate for the credit facility shown in the table above reflects a swingline borrowing. Swingline borrowings are typically repaid or converted to a SOFR loan within five business days. At December 28, 2024, the interest rate on a SOFR loan would have been 5.34%.

The following table details the amounts available under the repurchase facility and credit facility as of December 28, 2024 and the highest and lowest balances outstanding under these arrangements during Fiscal 2024:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	December 28, 2024	Fiscal 2024	Fiscal 2024
	(Amounts in thousands)
Accounts receivable repurchase facility	$75,000	$195,000	$95,000
Unsecured credit facility (1)	489,400	30,000	—
	$564,400

(1)
Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 12, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. During Fiscal 2024, the company borrowed $88.7 million in revolving borrowings under the credit facility and repaid $86.5 million in revolving borrowings. The amount available under the credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using these facilities will become more expensive and increase our interest expense. Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 28, 2024 and December 30, 2023, the company was in compliance with all restrictive covenants under our debt agreements.

In connection with entering into the Merger Agreement, the company entered into a commitment letter, pursuant to which, among other things, Royal Bank of Canada committed to provide debt financing for the consummation of the Simple Mills Acquisition, consisting of a $795.0 million 364-day Term Loan Facility, on the terms and subject to the conditions set forth in the commitment letter. The company intends to use the net proceeds of the offering of the 2035 Notes (as defined below) and the 2055 Notes (as defined below), together with cash on hand, to fund the cash consideration for the Simple Mills Acquisition and pay related fees and expenses in lieu of borrowing under the Term Loan Facility. In connection with the issuance of the 2035 Notes and the 2055 Notes, on February 14, 2025, the company terminated the outstanding commitments in respect of the Term Loan Facility. The company will recognize costs of approximately $3.6 million associated with the Term Loan Facility in the first quarter of Fiscal 2025.

On February 5, 2025, we entered into a $500.0 million senior unsecured revolving credit facility (the “2025 Revolving Credit Facility”) pursuant to a Credit Agreement (the “2025 Revolving Credit Agreement”), dated as of February 5, 2025, with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The 2025 Revolving Credit Facility refinances and replaces the company’s credit facility entered into pursuant to the amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as amended, restated, modified or supplemented from time to time, the "amended and restated credit agreement"). The maturity date of the amended and restated credit agreement was July 30, 2026. No borrowings were outstanding under the amended and restated credit agreement upon its termination.

The 2025 Revolving Credit Facility has an initial maturity date of February 5, 2030. Under the 2025 Revolving Credit Facility, up to $50.0 million of availability may be drawn in the form of letters of credit and up to $50.0 million of availability may be drawn in the form of swingline loans. The 2025 Revolving Credit Facility also includes an incremental facility whereby the Company may increase the commitments to up to $700.0 million if certain conditions are met.

Borrowings under the 2025 Revolving Credit Facility bear interest, at the option of the company, based on the Secured Overnight Financing Rate (“SOFR”) or the “base rate” plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid set forth in the 2025 Revolving Credit Agreement based on the company’s leverage and debt rating, ranging from a maximum of 1.525% in the case of SOFR-based loans and 0.525% in the case of base rate loans to a minimum of 0.815% in the case of SOFR-based loans and 0.00% in the case of base rate loans, based upon the company’s then applicable leverage ratio and debt rating. In addition, the 2025 Revolving Credit Facility bears an additional facility fee on the full amount of the commitments, also determined by reference to the pricing grid, and ranging from a maximum of 0.225% to a minimum of 0.06%, based upon the company’s then applicable leverage ratio and debt rating.

On February 14, 2025, the company issued (i) $500.0 million aggregate principal amount of 5.750% Senior Notes due 2035 (the “2035 Notes”) and (ii) $300.0 million aggregate principal amount of 6.200% Senior Notes due 2055 (the "2055 Notes", and. together with the 2035 Notes, the “Notes”), pursuant to the Indenture, dated as of April 3, 2012 (the “Base Indenture”), by and between the company, as issuer, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, as amended and supplemented from time to time, including without limitation, pursuant to an Officer’s Certificate, dated February 14, 2025 (together with the Base Indenture, the “Indenture”), establishing the specific terms and forms of the Notes, each as a new series of securities under the Indenture, and appointing Regions Bank to serve as series trustee with respect to the Notes. The company intends to use the net proceeds of the offering, together with cash on hand, (i) to fund the cash consideration for the Simple Mills Acquisition, (ii) to pay fees and expenses related to the Simple Mills Acquisition and the offering, and (iii) for general corporate purposes.

Flowers intends to maintain its balanced capital deployment model, along with a commitment to its investment grade debt rating.

Special Purpose Entities. At December 28, 2024 and December 30, 2023, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Guarantees. In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributors.

Stock Repurchase Plan. Previously, our Board had approved a plan that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the company announced that the Board increased the company's share repurchase authorization by 20.0 million shares. At the close of the company’s fourth quarter on December 28, 2024, 21.5 million shares remained under the existing authorization. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During Fiscal 2024, 1.0 million shares of the company’s common stock were repurchased under the plan at a cost of $22.7 million and during Fiscal 2023, 1.9 million shares were repurchased under the plan at a cost of $45.8 million. From the inception of the plan through December 28, 2024, 73.0 million shares have been repurchased, at a cost of $756.0 million. No repurchases of the company’s common stock were made during the fourth quarter of Fiscal 2024.

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

Interest Rate Risk

The company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During Fiscal 2024, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt. As of December 28, 2024, the company’s hedge portfolio contained interest rate derivatives with a fair value of $7.7 million.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate market risk with respect to our derivative portfolio. Based on the company’s derivative portfolio as of December 28, 2024, a hypothetical 100-basis-point increase (decrease) in interest rates would increase (decrease) the fair value of the derivative portfolio by $10.1 million and $(11.6) million, respectively.

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 28, 2024, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(0.6) million and is based on quoted market prices, all of which relates to instruments that will be utilized in Fiscal 2025.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 28, 2024, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $1.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Item 8. Financial Statements and Supplementary Data

Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including both our CEO and our CFO.

Based upon that evaluation, both our CEO and our CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended December 28, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors of the company set forth under the caption “Corporate Governance and Board Matters — Director-Nominees” and the information set forth under the captions “Corporate Governance and Board Matters — The Board and Its Committees,” “Corporate Governance and Board Matters — Relationships Among Certain Directors,” “Audit Committee Matters — Audit Committee Report,” and “Share Ownership — Delinquent Section 16(a) Reports” in the company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders expected to be filed with the SEC in April 2025 (the “proxy”) are incorporated herein by reference. The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Conduct (the “Code of Conduct”), which includes the code previously referred to as the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors (collectively, "Code of Conduct"), and which applies to all of our employees, directors and officers. The Code of Conduct is publicly available on our website at www.flowersfoods.com in the “CORPORATE GOVERNANCE” section of the “INVESTORS” tab. If we make any substantive amendments to our Code of Conduct or we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of company securities by directors, officers and employees - and in certain instances, by the company itself - that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The foregoing summary of our insider trading policies and procedures is qualified by reference to the Flowers Foods, Inc. Insider Trading Policy filed as Exhibit 19.1 to this Form 10-K.

Our Chairman and CEO certified to the NYSE on June 21, 2024 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance and Board Matters — Director Compensation” and “Executive Compensation” in the proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 28, 2024.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,263,011	$—	7,558,957
Equity compensation plans not approved by security holders	—	—	—
Total	4,263,011	$—	7,558,957

(1)
Includes 1,224,965 outstanding time-based restricted stock units and 3,038,046 outstanding performance-based awards. The performance-based awards assume outstanding awards vest at the maximum potential number of shares issuable and may overstate potential dilution.
(2)
Time-based restricted stock units and performance-based awards are not considered in the weighted average exercise price as these awards have no exercise price.

(3)
Assumes all unvested awards are issuable at the maximum potential number of shares issuable and may overstate potential dilution.

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan was 8,000,000 shares. On May 25, 2023, the company amended and restated the Omnibus Plan to register an additional 9,340,000 shares of common stock. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. There are 58,772 deferred shares outstanding under the EPIP that will be issued at the end of the deferral period. See Note 20, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.
The remaining information required by this item is incorporated herein by reference to the information set forth under the caption “Share Ownership — Security Ownership of Certain Beneficial Owners and Management” in the proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance and Board Matters — Transactions with Management and Others” and “Corporate Governance and Board Matters — Director Independence” in the proxy.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Audit Committee Matters — Proposal 3 Ratification of Appointment of Independent Registered Public Accounting Firm — Fiscal 2024 and Fiscal 2023 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report.
1.
Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 28, 2024 and December 30, 2023.

Consolidated Statements of Income for Fiscal 2024, Fiscal 2023, and Fiscal 2022.

Consolidated Statements of Comprehensive Income for Fiscal 2024, Fiscal 2023, and Fiscal 2022.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2024, Fiscal 2023, and Fiscal 2022.

Consolidated Statements of Cash Flows for Fiscal 2024, Fiscal 2023, and Fiscal 2022.

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

2.7	*	—

Agreement and Plan of Merger, dated as of January 7, 2025, by and among Flowers Foods, Inc., Daffodil Acquisition Sub, LLC, Daffodil Merger Sub, Inc., Purposeful Foods Holdings, Inc., and the Equityholders' Representative named therein.

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

Flowers Foods, Inc. 401(k) Retirement Savings Plan (as amended and restated effective as of January 1, 2010), as further amended through December 17, 2013 (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Registration Statement on Form S-8, dated May 21, 2014, File No. 333-196125).

4.4		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.5		—	Form of 3.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.6	*	—	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.7		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
4.8		—	Form of 2.400% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
10.01		—

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

Credit Agreement, dated as of February 5, 2025, by and among Flowers Foods, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 7, 2025, File No. 1-16247).

10.11	—

Receivables Loan and Security Agreement, dated as of July 17, 2013, by and among Flowers Finance II, LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as facility agent and as a committed lender, certain financial institutions party thereto from time to time, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated July 22, 2013, File No. 1-16247).

10.12	—

First Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 7, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated August 12, 2014, File No. 1-16247).

10.13	—

Second Amendment to Receivables Loan, Security and Servicing Agreement, dated as of December 17, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent (Incorporated by reference to Exhibit 10.9 to Flowers Foods’ Annual Report on Form 10-K, dated February 25, 2015, File No. 1-16247).

10.14	—

Third Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 20, 2015, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent (Incorporated by reference to Exhibit 10.11 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).

10.15	—

Fourth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 30, 2016, among Flowers Finance II, LLC, Flowers Foods, Inc., Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., as facility agent for certain lenders, PNC Bank, National Association, as facility agent for certain lenders, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and certain financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated October 3, 2016, File No. 1-16247).

Exhibit
No		Name of Exhibit
10.16	—

Fifth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 28, 2017, among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., as facility agent and as a committed lender, PNC Bank, National Association, as facility agent and as a committed lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 8, 2017, File No. 1-16247).

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

10.18	—

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

10.19	—

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

10.20	—

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

10.21	—

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

10.22	—

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

Exhibit
No			Name of Exhibit
10.24		—

First Omnibus Amendment, dated as of April 15, 2024, including Amendment No. 1 to the Master Framework Agreement, by and among Coöperatieve Rabobank U.A., New York Branch, and the other financial institutions listed on the signature pages thereof as “Buyer Funding Parties,” Coöperatieve Rabobank U.A., New York Branch, as repo counterparty, on behalf of itself and the other Buyer Funding Parties, the subsidiaries of Flowers Foods, Inc. listed on the signature pages thereof, as Originators, and Flowers Foods, Inc., as repo seller, and Amendment No. 1 to the Master Repurchase Agreement, between Coöperatieve Rabobank U.A., New York Branch and Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 16, 2024, File No. 1-16247).

10.25		—

Receivables Sale and Distribution Agreement, dated as of April 14, 2023, among Flowers Foods, Inc. and each of the Primary Originators, Secondary Originators, Tertiary Originators and Quaternary Originators signatory thereto Incorporated by reference to Exhibit 10.4 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.26		—

Master Repurchase Agreement, dated as of April 14, 2023, between Flowers Foods, Inc. and Coöperatieve Rabobank U.A., New York Branch. (Incorporated by reference to Exhibit 10.5 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.27	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.28	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.29	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.30	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.31	+	—

Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Amended and Restated Effective May 25, 2023) (Incorporated by reference to Exhibit 4.3 to Flowers Foods' Registration Statement on Form S-8, dated May 25, 2023, File No. 333-272189).

10.32	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.33	+	—	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2023, File No. 1-16247).
10.34	+	—

Flowers Foods, Inc. 2005 Executive Deferred Compensation Plan, effective as of January 1, 2005 (Incorporated by reference to Exhibit 4.7 of Flowers Foods’ Registration Statement on Form S-8, dated December 29, 2008, File No. 333-156471).

10.35	+	—

Flowers Foods, Inc. Change of Control Plan, effective as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.36	+	—

Form of 2020 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.30 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2020, File No. 1-16247).

10.37	+	—

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

10.39	+	—

Form of 2022 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.33 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2022, File No. 1-16247).

Exhibit
No			Name of Exhibit
10.40	+	—

Form of 2022 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.34 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2022, File No. 1-16247).

10.41	+	—

Form of 2023 Performance Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.33 to Flowers Foods’ Annual Report on Form 10-K, dated February 22, 2023, File No. 1-16247).

10.42	+	—

Form of 2023 Time Based Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.34 to Flowers Foods’ Annual Report on Form 10-K, dated February 22, 2023, File No. 1-16247).

10.43	+	—	2024 Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.42 to Flowers Foods’ Annual Report on Form 10-K, dated February 21, 2024, File No. 1-16247).
10.44	+	—	2024 Form of Time Based Restricted Stock Agreement Incorporated by reference to Exhibit 10.43 to Flowers Foods’ Annual Report on Form 10-K, dated February 21, 2024, File No. 1-16247).
10.45	+*	—	Form of Performance Stock Agreement.
10.46	+*	—	Form of Time Based Restricted Stock Agreement.
10.47	+	—

Transition and Consulting Agreement, dated August 10, 2023, by and between Flowers Bakeries, LLC and D. Keith Wheeler (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 9, 2023, File No. 1-16247).

10.48	+	—	Form of Deferred Shares Agreement for Directors (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 16, 2024, File No. 1-16247).
19.1	*	—	Flowers Foods, Inc. Insider Trading Policy.
21.1	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer for the fiscal year ended December 28, 2024.

97		—

Flowers Foods, Inc. Executive Compensation Recoupment Policy Effective November 16, 2023 (Incorporated by reference to Exhibit 97 to Flowers Foods’ Annual Report on Form 10-K, dated February 21, 2024, File No. 1-16247).

101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended December 28, 2024 has been formatted in Inline XBRL.

* Filed herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February, 2025.

FLOWERS FOODS, INC.

/s/ A. RYALS MCMULLIAN
A. Ryals McMullian
Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ R. STEVE KINSEY
R. Steve Kinsey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2025
A. Ryals McMullian

/s/ R. STEVE KINSEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2025
R. Steve Kinsey

/s/ EDWARD J. CASEY, JR	Director	February 18, 2025
Edward J. Casey, Jr.

/s/ THOMAS C. CHUBB III	Director	February 18, 2025
Thomas C. Chubb III

/s/ GEORGE E. DEESE	Director	February 18, 2025
George E. Deese

/s/ RHONDA O. GASS	Director	February 18, 2025
Rhonda O. Gass

/s/ BRIGITTE H. KING	Director	February 18, 2025
Brigitte H. King

/s/ MARGARET G. LEWIS	Director	February 18, 2025
Margaret G. Lewis

/s/ W. JAMESON MCFADDEN	Director	February 18, 2025
W. Jameson McFadden

/s/ JOANNE D. SMITH	Director	February 18, 2025
Joanne D. Smith

/s/ JAMES T. SPEAR	Director	February 18, 2025
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 18, 2025
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 18, 2025
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

The Company’s consolidated net sales were $5,103 million for the fiscal year ended December 28, 2024. As described in Note 2 to the consolidated financial statements, revenue is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. A performance obligation is a promise in a contract to transfer a distinct product to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when products are delivered. Revenues are recognized net of variable consideration provisions such as for returns, volume discounts and sales promotion expenses that result in uncertainty about the Company’s ability to collect the amount. Consideration payable to a customer is recognized at the later of either when the Company recognizes revenue for the transfer of the related good or when the Company pays or promises to pay the consideration. A reduction to revenue is recognized at the time control transfers to the customer since the payment to the customer is made before the contract is recognized and the performance obligation is satisfied.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to substantially all of the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to substantially all of the Company’s revenue recognition process. These procedures included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts; (ii) testing a sample of reductions to revenue, including variable consideration provisions and consideration payable to customers by obtaining and inspecting source documents, which included support for the nature of the consideration, amount, and agreement with the customer; and (iii) testing a sample of outstanding customer invoice balances as of December 28, 2024 by obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 18, 2025

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2024	December 30, 2023
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,005	$22,527
Accounts and notes receivable, net of allowances of $17,922 and $33,386, respectively	334,810	328,246
Inventories:
Raw materials	67,318	72,941
Packaging materials	27,581	28,743
Finished goods	77,005	82,813
	171,904	184,497
Spare parts and supplies	90,787	86,386
Other	53,858	66,057
Total current assets	656,364	687,713
Property, plant and equipment:
Land	130,225	128,410
Buildings	624,337	615,895
Machinery and equipment	1,443,254	1,394,525
Furniture, fixtures and transportation equipment	316,989	303,115
Construction in progress	60,553	58,586
	2,575,358	2,500,531
Less: accumulated depreciation	(1,611,038)	(1,537,550)
	964,320	962,981
Financing lease right-of-use assets	166	130
Operating lease right-of-use assets	318,619	276,734
Notes receivable from independent distributor partners	108,082	123,571
Assets held for sale	24,524	21,799
Other assets	22,107	18,487
Goodwill	679,896	677,796
Other intangible assets, net	626,369	657,742
Total assets	$3,400,447	$3,426,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	84	99
Current maturities of operating leases	68,440	47,507
Accounts payable	260,710	318,600
Other accrued liabilities	219,369	292,946
Total current liabilities	548,603	659,152
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	1,021,644	1,048,144
Noncurrent financing lease obligations	11	23
Noncurrent operating lease obligations	254,454	236,872
Total long-term debt and right-of-use lease liabilities	1,276,109	1,285,039
Other liabilities:
Post-retirement/post-employment obligations	5,511	5,798
Deferred taxes	124,233	91,245
Other long-term liabilities	35,877	33,937
Total other long-term liabilities	165,621	130,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 18,132,027 and 18,309,359 shares, respectively	(286,009)	(281,318)
Capital in excess of par value	711,539	699,808
Retained earnings	977,555	932,472
Accumulated other comprehensive income	6,830	621
Total stockholders’ equity	1,410,114	1,351,782
Total liabilities and stockholders’ equity	$3,400,447	$3,426,953

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net sales	$5,103,487	$5,090,830	$4,805,822
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,577,220	2,632,136	2,501,995
Selling, distribution, and administrative expenses	2,001,052	2,119,718	1,850,594
Depreciation and amortization	159,210	151,709	141,957
Restructuring charges	7,403	7,099	—
FASTER Act, net of recovery on inferior ingredients	—	—	236
Plant closure costs and impairment of assets	10,310	7,298	7,825
Income from operations	348,292	172,870	303,215
Interest expense	37,129	36,609	28,921
Interest income	(17,506)	(20,577)	(23,644)
Other components of net periodic pension and postretirement benefits credit	(273)	(269)	(773)
Income before income taxes	328,942	157,107	298,711
Income tax expense	80,826	33,691	70,317
Net income	$248,116	$123,416	$228,394
Net income per common share:
Basic:
Net income per common share	$1.18	$0.58	$1.08
Weighted average shares outstanding	211,023	211,630	211,895
Diluted:
Net income per common share	$1.17	$0.58	$1.07
Weighted average shares outstanding	212,137	213,356	213,227
Cash dividends paid per common share	$0.9500	$0.9100	$0.8700

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Net income	$248,116	$123,416	$228,394
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	180	—	—
Net actuarial gain for the period	141	471	2,752
Amortization of prior service credit included in net income	(133)	(133)	(135)
Amortization of actuarial (gain) loss included in net income	(103)	(55)	214
Pension and postretirement plans, net of tax	85	283	2,831
Derivative instruments:
Gain (loss) on effective portion of derivatives	5,404	(2,951)	790
Loss (gain) reclassified to net income	720	1,815	(4,734)
Derivative instruments, net of tax	6,124	(1,136)	(3,944)
Other comprehensive income (loss), net of tax	6,209	(853)	(1,113)
Comprehensive income	$254,325	$122,563	$227,281

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at January 1, 2022	228,729,585	$199	$678,414	$962,378	$2,587	(17,334,804)	$(232,304)	$1,411,274
Net income				228,394				228,394
Derivative instruments, net of tax (Note 12)					(3,944)			(3,944)
Pension and postretirement plans, net of tax (Note 22)					2,831			2,831
Stock repurchases						(1,321,117)	(34,586)	(34,586)
Issuance of deferred stock awards			(902)			65,687	902	—
Amortization of stock-based compensation awards			25,822					25,822
Time-based restricted stock awards issued (Note 20)			(2,860)			213,436	2,860	—
Performance-contingent restricted stock awards issued (Note 20)			(10,469)			777,773	10,469	—
Issuance of deferred compensation			(46)			3,406	46	—
Dividends paid on vested stock-based payments awards				(2,260)				(2,260)
Dividends paid — $0.8700 per common share				(184,241)				(184,241)
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				123,416				123,416
Derivative instruments, net of tax (Note 12)					(1,136)			(1,136)
Pension and postretirement plans, net of tax (Note 22)					283			283
Stock repurchases						(1,898,729)	(45,801)	(45,801)
Issuance of deferred stock awards			(927)			63,266	927	—
Amortization of stock-based compensation awards			26,945					26,945
Time-based restricted stock awards issued (Note 20)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 20)			(12,508)			867,944	12,508	—
Issuance of deferred compensation			(38)			2,557	38	—
Dividends paid on vested stock-based payments awards				(2,780)				(2,780)
Dividends paid — $0.9100 per common share				(192,435)				(192,435)
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782
Net income				248,116				248,116
Derivative instruments, net of tax (Note 12)					6,124			6,124
Pension and postretirement plans, net of tax (Note 22)					85			85
Stock repurchases						(992,233)	(22,703)	(22,703)
Issuance of deferred stock awards			(1,028)			66,243	1,028	—
Amortization of stock-based compensation awards			29,743					29,743
Time-based restricted stock awards issued (Note 20)			(3,922)			255,161	3,922	—
Performance-contingent restricted stock awards issued (Note 20)			(13,030)			846,062	13,030	—
Issuance of deferred compensation			(32)			2,099	32	—
Dividends paid on vested stock-based payments awards				(2,699)				(2,699)
Dividends paid — $0.9500 per common share				(200,334)				(200,334)
Balances at December 28, 2024	228,729,585	$199	$711,539	$977,555	$6,830	(18,132,027)	$(286,009)	$1,410,114

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$248,116	$123,416	$228,394
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on foreign currency exchange rates	—	—	8,371
Depreciation and amortization	159,210	151,709	141,957
Stock-based compensation	29,743	26,945	25,822
Impairment of assets	10,310	9,611	3,897
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,457	2,920	(5,813)
Deferred income taxes	30,954	(43,340)	1,446
Provision for inventory obsolescence	4,367	2,376	3,679
Allowances for accounts receivable	8,304	8,412	8,518
Pension and postretirement plans expense	638	592	629
Other	1,009	1,591	(5,016)
Qualified pension plan contributions	—	(1,000)	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,515)	5,008	(55,420)
Inventories	8,227	(15,163)	(37,396)
Hedging activities, net	(639)	(1,498)	(224)
Accounts payable	(59,644)	(26,588)	82,125
Other assets and accrued liabilities	(24,873)	104,362	(39,080)
Net cash provided by operating activities	412,664	349,353	360,889
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(132,088)	(129,078)	(169,071)
Repurchase of independent distributor territories	(49,126)	(10,007)	(8,163)
Cash paid at issuance of notes receivable	(19,849)	(18,433)	(11,860)
Principal payments from notes receivable	25,509	28,066	38,852
Proceeds from sales of property, plant and equipment	2,140	2,312	7,681
Acquisition of business	—	(274,755)	—
Investment in unconsolidated affiliate	—	(1,981)	(9,000)
Other investing activities	745	64	473
Net cash disbursed for investing activities	(172,669)	(403,812)	(151,088)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(203,033)	(195,215)	(186,501)
Payments for debt issuance costs	(190)	(533)	(282)
Stock repurchases	(22,703)	(45,801)	(34,586)
Change in bank overdrafts	(3,721)	220	799
Proceeds from debt borrowings	323,700	898,000	330,000
Debt obligation payments	(351,500)	(743,000)	(330,000)
Payments on financing leases	(70)	(1,819)	(1,597)
Net cash disbursed for financing activities	(257,517)	(88,148)	(222,167)
Effect of exchange rates on cash	—	—	(8,371)
Net decrease in cash and cash equivalents	(17,522)	(142,607)	(12,366)
Cash and cash equivalents at beginning of period	22,527	165,134	185,871
Cash and cash equivalents at end of period	$5,005	$22,527	$165,134
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$32	$38	$46
Right-of-use assets obtained in exchange for new financing lease liabilities	$106	$34	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$93,775	$54,997	$33,559
Issuance of notes receivable on new distribution territories, net	$32,656	$29,076	$22,446
Distributor routes sold with deferred gains, net	$1,171	$132	$280
Purchase of property, plant and equipment included in accounts payable	$7,203	$5,449	$6,716
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,950	$34,595	$27,590
Income taxes paid, net of refunds of $337, $120 and $9,797, respectively	$46,379	$99,118	$53,044

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

Reporting Segment. The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer ("CEO"), who is the chief operating decision maker ("CODM"), for the purpose of assessing performance and allocating resources.

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

Revenue Recognition. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. A performance obligation is a promise in a contract to transfer a distinct product to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when products are delivered. Amounts billed and due from our customers are recognized as accounts receivable in the Consolidated Balance Sheets and require payment on a short-term basis.

Variable Consideration

Revenues are recognized net of variable consideration provisions such as for returns, volume discounts and sales promotion expenses that result in uncertainty about the company’s ability to collect the amount. The company estimates the amount of variable consideration to be included in the transaction price at contract inception based on one of two approaches: the expected value (the “EV”) approach or the most-likely amount (the “MLA”) approach. The EV approach identifies possible outcomes of the contract and the probabilities of those outcomes. The MLA approach is used in cases when the company expects to be entitled to only one of the two possible outcomes. The company applies the approach consistently for similar types of contracts and updates the estimated transaction price at each reporting date. Contracts that contain different types of variable consideration may require the use of one, or both, of the approaches to estimate the variable consideration for a single contract. After estimating the variable consideration, the company includes the estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company assesses the likelihood of a future reversal of revenue and how significant the reversal is to total consideration.

Consideration Payable to Customers

Consideration payable to a customer is recognized at the later of either when the company recognizes revenue for the transfer of the related good or when the company pays or promises to pay the consideration. A reduction to revenue is recognized at the time control transfers to the customer since the payment to the customer is made before the contract is recognized and the performance obligation is satisfied. The company accounts for consideration payable to a customer as a reduction of the transaction price. Payments when the company does receive a distinct good is allocated to the fair value of the good or service. The amount not allocated to the fair value is recorded as a reduction to revenue. The fair value of a good or service is recorded the same as any other purchases from suppliers.

Revenue Streams

The company’s production facilities deliver products to IDPs, who sell and deliver those products to outlets of retail accounts that are within the IDPs’ defined geographic territory. The IDPs sell products using either scan-based trading ("SBT") technology, authorized charge tickets, or cash sales.

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

In Fiscal 2024, 2023, and 2022, the company recorded $2.6 billion, $2.5 billion, and $2.4 billion, respectively, in sales through SBT.

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

Other Revenue Components

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

Our sales channels are Branded Retail and Other. The Other channel includes store branded retail, foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing. The company does not disaggregate revenue by geographic region, customer type, or contract type. All revenues are recognized at a point in time. Net sales by sales channel category are as follows for Fiscal 2024, 2023, and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Branded Retail	$3,262,044	$3,264,742	$3,139,306
Other	1,841,443	1,826,088	1,666,516
Total	$5,103,487	$5,090,830	$4,805,822

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2024	$33,386	$8,304	$(23,768)	$17,922
Fiscal 2023	$18,764	$8,412	$6,210	$33,386
Fiscal 2022	$15,398	$8,518	$(5,152)	$18,764

The company recorded a reserve of $14.9 million during the third quarter of Fiscal 2023 for the distributor notes receivable as part of a legal settlement. Changes in the write-offs and other column reflect the company's application of the reserve during Fiscal 2024. The charge for this allowance was recorded as a legal expense and is recognized as 'Other' in the column of the table above. The expense column is specific to bad debt expense. The amount of reserve for the distributor notes receivable as of December 28, 2024 and December 30, 2023 was $2.4 million and $14.8 million, respectively. See Note 24, Commitments and Contingencies, for additional information.

Activity in the allowance for trade accounts receivable credit losses for Fiscal 2024, 2023 and 2022 was as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Recoveries and other	Ending Balance
Fiscal 2024	$2,070	$2,095	$(1,035)	$(667)	$2,463
Fiscal 2023	$2,188	$3,089	$(2,635)	$(572)	$2,070
Fiscal 2022	$2,552	$2,270	$(2,721)	$87	$2,188

The amounts charged to expense for bad debts in the table above, inclusive of other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs represent the amounts that are used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off. Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables. Their percentage of trade receivables was 18.4% and 20.3%, on a consolidated basis, as of December 28, 2024, and December 30, 2023, respectively. No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in Fiscal 2024, 2023, and 2022 accounted for 56.7%, 55.5% and 54.5% of net sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of net sales for Fiscal 2024, 2023, and 2022 was as follows:

Percent of Net Sales
Fiscal 2024	22.4%
Fiscal 2023	22.3%
Fiscal 2022	21.7%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s net sales.

Inventories. Inventories at December 28, 2024 and December 30, 2023 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories cost is determined using standard cost, which approximates the first-in, first-out method.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2024	$696	$4,367	$(5,005)	$58
Fiscal 2023	$1,036	$2,376	$(2,716)	$696
Fiscal 2022	$284	$3,679	$(2,927)	$1,036

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs. Shipping costs are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. For Fiscal 2024, 2023, and 2022, shipping costs were $1,181.0 million, $1,215.4 million, and $1,169.0 million, respectively, including the costs paid to IDPs.

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

Assets Held for Sale. Assets to be sold are classified as held for sale in the period all the required criteria are met. The company generally has three types of assets classified as held for sale. These include distribution rights, plants and depots/warehouses, and other equipment. See Note 10, Assets Held for Sale, for these amounts by classification.

The company voluntarily repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business. If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution, and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP. In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $7.8 million and $10.4 million at December 28, 2024 and December 30, 2023, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net (losses) gains of $(0.6) million during Fiscal 2024, $2.5 million (exclusive of $65.3 million of repurchase obligations of distribution rights related to a legal settlement) during Fiscal 2023 and $3.8 million during Fiscal 2022 related to the sale of distribution rights as a component of selling, distribution, and administrative expenses. See Note 24, Commitments and Contingencies, for details on the settlement.

Property, Plant and Equipment and Depreciation. Property, plant and equipment is recognized at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	15
Furniture, fixtures and transportation equipment	3	12

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for Fiscal 2024, 2023, and 2022 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2024	$127,577
Fiscal 2023	$117,788
Fiscal 2022	$108,500

The company had no capitalized interest during Fiscal 2024, 2023, and 2022. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities on the other line item in the Consolidated Statements of Cash Flows.

Leases. The company’s leases consist of the following types of assets: bakeries, corporate office space, warehouses, bakery equipment, transportation equipment, and IT equipment (debt is discussed separately in Note 16, Debt and Other Commitments).

Real estate and equipment contracts occasionally contain multiple lease and non-lease components. Generally, non-lease components represent maintenance and utility related charges, and are primarily minor to the overall value of applicable contracts. These contracts also contain fixed payments with stated rent escalation clauses or fixed payments based on an index such as consumer price index ("CPI"). Additionally, some contracts contain tenant improvement allowances, rent holidays, lease premiums, and contingent rent provisions (which are treated as variable lease payments). Building and/or office space leases generally require the company to pay for common area maintenance (CAM), insurance, and taxes that are not included in the base rental payments, with the majority of these leases treated as net leases, and the remainder treated as gross or modified gross leases.

The lease term for real estate leases primarily ranges from one to 22 years, with a few leases that are month to month, and accounted for as short-term leases. See discussion on short-term leases below. The term of bakery equipment leases primarily ranges from less than a year up to five years. Transportation equipment generally has terms of less than one year up to seven years. Certain equipment (i.e., equipment subject to management contracts) and IT equipment leases have terms shorter than a year and are accounted for as short-term leases. See discussion on short-term leases below.

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of December 28, 2024.

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

These contracts may also contain end-term purchase options, whereby the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of December 28, 2024. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During Fiscal 2024 and 2023, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

See Note 15, Leases, for our lease quantitative disclosures.

Segment. The company has one operating segment based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker ("CODM"), for the purpose of assessing performance and allocating resources.

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

On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure was part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. Additionally, in Fiscal 2024, the company recorded charges to fully impair certain ERP-related software and other equipment. These costs are reported in the Plant closure costs and impairment of assets line item of the Consolidated Statements of Income and are discussed below. There were no impairment charges related to long-lived held and used assets recorded during Fiscal 2023.

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. This closure was part of our strategy to optimize our sales portfolio and improve supply chain and manufacturing efficiency. The company recognized asset impairment charges for bakery equipment as discussed below.

Plant Closure Costs and Impairment of Assets. The closure costs for the Baton Rouge, Louisiana bakery included severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in Fiscal 2024. In Fiscal 2024, the company also recorded charges of $2.7 million to fully impair certain ERP-related software and other equipment and recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. In Fiscal 2024, the company also recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell. During the third and fourth quarters of Fiscal 2023, the company entered into agreements to sell a warehouse and a closed bakery, respectively, both of which were classified as held for sale and recorded impairment charges of $1.8 million. The company completed the sale of the impaired warehouse for proceeds of $1.3 million at the end of the third quarter of Fiscal 2023 and completed the sale of the bakery in Fiscal 2024.

The Holsum Bakery closure costs included severance costs of $1.7 million, multi-employer pension plan withdrawal costs of $1.3 million, and asset impairment and equipment relocation charges for bakery equipment of $3.8 million and were recognized in the third quarter of Fiscal 2022. See Note 22, Postretirement Plans, for details on the multi-employer pension plan withdrawal costs. During the first quarter of Fiscal 2022, the company decided to sell two warehouses acquired at the end of Fiscal 2021 and recorded an impairment charge of $1.0 million. The company completed the sale of the impaired warehouse at the end of the first quarter of Fiscal 2022.

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

Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future. See Note 11, Goodwill and Other Intangible Assets, for additional disclosure.

Goodwill. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if a triggering event occurs that indicates the fair value of our single reporting unit may be below its carrying value) using a one-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in Fiscal 2024, 2023, or 2022. See Note 11, Goodwill and Other Intangible Assets, for additional disclosure.

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

The company’s objectives in using commodity derivatives are to add stability to materials, supplies, labor, and other production costs and to manage its exposure to certain commodity price movements. To accomplish this objective, the company uses commodity futures as part of its commodity risk management strategy. The company’s commodity risk management programs include hedging price risk for wheat, soybean oil, corn, and natural gas primarily using futures contracts, and to a lesser extent, options. Commodity futures designated as cash flow hedges involve fixing the price on a fixed volume of a commodity on a specified date. The commodity futures are given up to third parties near maturity to price the physical goods (e.g. flour, sweetener, corn, etc.) required as part of the company’s production.

The company enters into interest rate derivatives designated as cash-flow hedges of existing or future exposure to changes in interest rates. The company's risk management objective and strategy with respect to interest rate derivatives is to protect the company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt.

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

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at December 28, 2024 and December 30, 2023 qualified for hedge accounting. See Note 12, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During Fiscal 2024, 2023, and 2022 there were no discontinued hedge positions.

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

Treasury Stock. The company records acquisitions of its common stock for treasury at cost. Differences between the proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 19, Stockholders’ Equity, for additional disclosure.

During Fiscal 2022, the Inflation Reduction Act of 2022 ("IRA of 2022") was signed into law. Among other things, it imposes a 1% excise tax on net share repurchases in a tax year that are made by certain publicly traded corporations. Under the requirements of the IRA of 2022, the company accounts for the excise tax as a direct cost of the share repurchase transaction.

Advertising and Marketing Costs. Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $89.1 million, $99.3 million, and $74.6 million for Fiscal 2024, 2023, and 2022, respectively. Advertising and marketing costs are recorded in the selling, distribution, and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from treasury stock. Forfeitures are recognized as they occur. Shares issued at vesting are recorded as reissuances of treasury stock. See Note 20, Stock-Based Compensation, for additional disclosure. Stock-based compensation expense is primarily included in selling, distribution, and administrative expense in the Consolidated Statements of Income.

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

Software Development Costs. The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used. The net balance of capitalized software development costs included in plant, property and equipment was $99.1 million and $106.5 million at December 28, 2024 and December 30, 2023, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $18.1 million, $14.2 million, and $10.2 million in Fiscal 2024, 2023, and 2022, respectively.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2024	$1,586	$—	$1,801	$3,387
Fiscal 2023	$1,030	$—	$556	$1,586
Fiscal 2022	$1,030	$—	$—	$1,030

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

Variable Interest Entities. The incorporated IDPs are not voting interest entities since the company has no direct interest in each entity; however, they qualify as variable interest entities (“VIEs”). The IDPs who are formed as sole proprietorships are excluded from the VIE accounting analysis because sole proprietorships are not within scope for determination of VIE status. The company typically finances the incorporated IDP and enters into a contract with the incorporated IDP to supply product at a discount for distribution in the IDP’s territory. The combination of the company’s loans to the incorporated IDP and the ongoing supply arrangements with the incorporated IDP provides a level of protection to the equity owners of the various distributorships that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs. See Note 17, Variable Interest Entities, for additional disclosure of these VIEs.

Postretirement Plans. The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality. Material changes in pension costs and in benefit obligations may occur in the future due to experience that is different than assumed and changes in these assumptions. See Note 22, Postretirement Plans, for additional disclosure.

Pension Plan Assets. The finance committee of the Board of Directors delegated its fiduciary and other responsibilities with respect to the Company’s retirement plans’ investment strategies to the employee benefits investment committee ("EBIC"). The EBIC, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The EBIC is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The EBIC meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the EBIC rebalances the plans’ assets to the targeted allocation when considered appropriate.

Fair Value of Financial Instruments. On March 9, 2021 and September 28, 2016, the company issued $500.0 million of senior notes (the “2031 notes”) and $400.0 million of senior notes (the “2026 notes”), respectively. These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten-year term of the note to interest expense. In addition, and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 18, Fair Value of Financial Instruments.

Research and Development Costs. The company recorded research and development costs of $5.1 million, $5.9 million, and $6.1 million for Fiscal 2024, 2023, and 2022, respectively. These costs are recorded as selling, distribution, and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”). The company reports comprehensive income in two separate but consecutive financial statements. See Note 8, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Business Process Improvement Costs Related to the Transformation Strategy Initiatives. In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a CCA, or recognized as a prepaid service contract. The expensed portion of costs incurred related to these initiatives was $4.5 million, $21.5 million and $33.2 million in Fiscal 2024, 2023, and 2022, respectively, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Acquisition-related Costs. In Fiscal 2024, we incurred acquisition-related costs of $2.0 million. These costs and the acquisition costs discussed below are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

On December 13, 2022, the company announced it had entered into a definitive agreement to acquire the Papa Pita bakery business ("Papa Pita") and, on February 17, 2023, completed the acquisition for total consideration of $274.8 million, inclusive of a net working capital purchase price adjustment. We funded the purchase price with cash on-hand and from our existing credit facilities. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for us. Papa Pita has direct-store-delivery distribution in the western United States ("U.S."), expanding our geographic reach. We incurred acquisition-related costs of $3.7 million and $0.9 million in Fiscal 2023 and 2022, respectively.

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

During the first quarter of Fiscal 2024, the company's qualitative assessment of the fair value of Base Culture indicated the investment may be impaired. Additional quantitative analysis of Base Culture indicated a fair value of approximately $1.5 million of the company’s interest. The company recognized an impairment loss of $4.0 million during the first quarter of Fiscal 2024 which is reported in the plant closure costs and impairment of assets line item of the Consolidated Statements of Income. The company previously recognized an impairment loss of $5.5 million during the fourth quarter of Fiscal 2023. The losses recognized represent the difference between the estimated fair value and the company’s carrying value. The current carrying value is approximately $1.5 million.

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

Note 3. Recent Accounting Pronouncements

Pronouncements adopted during Fiscal 2024

On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. All public entities are required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The company adopted the new standard for our Fiscal 2024. The additional disclosures are included in Note 4, Segments.

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

On March 29, 2024, the FASB issued ASU 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements" which removes references to the FASB's concepts statements from the FASB Accounting Standards Codification. This ASU is part of the FASB's standing project to make codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure guidance, and other minor improvements. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. The company is determining the impact on our business.

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

Note 4. Segments

The company has one operating segment, which represents the company's consolidated financial statements, based on the nature of products the company sells, intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the CODM, for the purpose of assessing performance and allocating resources.

Our CODM evaluates operating performance based on net income adjusted for items impacting comparability as detailed below. The CODM uses adjusted net income for the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for adjusted net income on a period basis for evaluating performance and making decisions about allocating capital and other resources.

Detailed below are expense (recovery) items impacting comparability for Fiscal 2024, 2023, and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022	Footnote
	52 weeks	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Business process improvement costs	$4,529	$21,521	$33,169	Note 2
Restructuring charges	7,403	7,099	—	Note 6
Restructuring-related implementation costs	2,979	—	—	Note 6
Plant closure costs and impairment of assets	10,310	7,298	7,825	Note 2
Acquisition-related costs	2,008	3,712	12,518	Note 2, 7, 25
Legal settlements and related costs	3,800	137,529	7,500	Note 24
Pension plan settlement loss	241	—	—	Note 22
Gain on sale, severance costs, and lease termination gain	—	—	(4,390)	Note 2
FASTER Act, net of recovery on inferior ingredients	—	—	236	Note 5
	$31,270	$177,159	$56,858

Our single segment net sales, net income, and significant expenses are as follows for Fiscal 2024, 2023, and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net sales	$5,103,487	$5,090,830	$4,805,822
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	1,313,585	1,430,136	1,327,192
Workforce-related costs	747,612	702,036	661,651
Packaging	188,481	197,748	201,878
Other(1)	327,542	302,216	311,274
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	2,577,220	2,632,136	2,501,995
Selling, distribution, and administrative expenses
Workforce-related costs	616,013	562,982	520,821
Distributor distribution fees	678,385	715,561	700,702
Other(2)	706,654	841,175	629,071
Total selling, distribution, and administrative expenses	2,001,052	2,119,718	1,850,594
Depreciation	127,577	117,788	108,500
Amortization	31,373	32,218	31,752
Right-of-use financing lease amortization	260	1,703	1,705
Plant closure costs and impairment of assets	10,310	7,298	7,825
Restructuring charges	7,403	7,099	—
FASTER Act, net of recovery on inferior ingredients	—	—	236
Interest expense	37,129	36,609	28,921
Interest income	(17,506)	(20,577)	(23,644)
Other components of net periodic pension and postretirement benefits credit	(273)	(269)	(773)
Income before income taxes	328,942	157,107	298,711
Income tax expense	80,826	33,691	70,317
Net income	$248,116	$123,416	$228,394

(1)
The Other line item includes utilities, repairs and maintenance, rent, and other production costs.

(2)
The Other line item includes transportation, marketing, legal, consulting, rent, computer maintenance, and other overhead expenses.

Note 5. Food Allergen Compliance Costs and Recovery on Inferior Ingredients

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

Recovery on Inferior Ingredients

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

Unless otherwise noted, the costs and reimbursements related to these inferior ingredients are included in the ‘FASTER Act, net of recovery on inferior ingredients’ line item in our Consolidated Statements of Income.

There were no costs or reimbursements related to food allergen compliance or inferior ingredients during Fiscal 2024 or Fiscal 2023.

The table below presents the total costs associated with the FASTER Act and cost and recoveries on inferior ingredients during Fiscal 2022 (amounts in thousands):

Fiscal 2022
FASTER Act expense recognized	$2,008
Expense recognized on inferior ingredients	—
Recoveries recognized on inferior ingredients	(1,772)
FASTER Act and recovery on inferior ingredients	$236

Note 6. Restructuring Activities

In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("2024 RIF") and other expense optimization initiatives which were substantially complete by the end of Fiscal 2024. The company also incurred consulting costs associated with implementing the restructuring program.

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

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

Fiscal 2024
Restructuring charges:
2024 RIF (1)	$7,403
Restructuring-related implementation costs (2)	2,979
Total restructuring charges	$10,382

Fiscal 2023
Restructuring charges:
2023 VSIP	$5,229
2023 RIF	899
Relocation costs	971
Total restructuring charges (1)	$7,099

(1)
Presented on our Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	2023 VSIP	2024 RIF	Total
Liability balance (1) at December 30, 2023	$1,429	$—	$1,429
Charges	—	7,403	$7,403
Cash payments	(1,429)	(7,317)	$(8,746)
Liability balance (1) at December 28, 2024	$—	$86	$86

(1)
Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.

Note 7. Acquisition

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

Note 8. Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During Fiscal 2024, 2023, and 2022, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2024	Fiscal 2023	Fiscal 2022	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$498	$499	$499	Interest expense
Commodity contracts	(1,457)	(2,920)	5,813	Cost of sales, Note 3, below
Total before tax	$(959)	$(2,421)	$6,312	Total before tax
Tax benefit (expense)	239	606	(1,578)	Tax expense
Total net of tax	$(720)	$(1,815)	$4,734	Net of tax
Pension and postretirement plans:
Prior-service credits	$177	$177	$180	Note 1, below
Settlement loss	(241)	—	—	Note 1, below
Actuarial gains (losses)	138	74	(285)	Note 1, below
Total before tax	$74	$251	$(105)	Total before tax
Tax (expense) benefit	(18)	(63)	26	Tax benefit
Total net of tax	$56	$188	$(79)	Net of tax benefit
Total reclassifications from AOCI	$(664)	$(1,627)	$4,655	Net of tax benefit

Note 1: These items are included in the computation of net periodic pension cost. See Note 22, Postretirement Plans, for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During Fiscal 2024, 2023, and 2022, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2024	Fiscal 2023	Fiscal 2022
Derivative instruments:
Interest rate contracts	$7,679	$—	$—
Commodity contracts	(473)	(3,934)	1,053
Total before tax	$7,206	$(3,934)	$1,053
Tax benefit (expense)	(1,802)	983	(263)
Total net of tax	$5,404	$(2,951)	$790
Pension and postretirement plans:
Current year actuarial loss before tax	$188	$628	$3,669
Tax expense	47	(157)	(917)
Total net of tax	$141	$471	$2,752
Total recognized in AOCI	$5,545	$(2,480)	$3,542

During Fiscal 2024, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2023	$963	$(342)	$621
Other comprehensive loss before reclassifications	5,404	141	5,545
Reclassified to earnings from AOCI	720	(56)	664
AOCI at December 28, 2024	$7,087	$(257)	$6,830

During Fiscal 2023, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 31, 2022	$2,099	$(625)	$1,474
Other comprehensive (gain) loss before reclassifications	(2,951)	471	(2,480)
Reclassified to earnings from AOCI	1,815	(188)	1,627
AOCI at December 30, 2023	$963	$(342)	$621

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Gross (loss) gain reclassified from AOCI into income	$(1,457)	$(2,920)	$5,813
Tax benefit (expense)	363	732	(1,452)
Net of tax	$(1,094)	$(2,188)	$4,361

Note 9. Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During Fiscal 2024, 2023, and 2022 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2024	$17,506
Fiscal 2023	$20,577
Fiscal 2022	$23,644

The notes receivable are collateralized by the IDPs’ distribution rights. Additional details are included in Note 18, Fair Value of Financial Instruments.

Note 10. Assets Held for Sale

The table below presents the assets held for sale as of December 28, 2024 and December 30, 2023, respectively (amounts in thousands):

	December 28, 2024	December 30, 2023
Distribution rights	$23,734	$20,587
Property, plant and equipment	790	1,212
Total assets held for sale	$24,524	$21,799

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

During the third and fourth quarters of Fiscal 2023, the company entered into agreements to sell a warehouse and a closed bakery, respectively, both of which were classified as held for sale and recorded impairment charges of $1.8 million. The company completed the sale of the impaired warehouse for proceeds of $1.3 million at the end of the third quarter of Fiscal 2023 and completed the sale of the bakery in Fiscal 2024 for proceeds of $0.7 million.

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

Note 11. Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets as of December 28, 2024 and December 30, 2023, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 28, 2024	December 30, 2023
Goodwill	$679,896	$677,796
Amortizable intangible assets, net of amortization	499,269	530,642
Indefinite-lived intangible assets	127,100	127,100
Total goodwill and other intangible assets	$1,306,265	$1,335,538

The changes in the carrying amount of goodwill during Fiscal 2024, during which time we finalized the purchase accounting for the acquisition of Papa Pita, are as follows (amounts in thousands):

Total
Balance as of December 30, 2023	$677,796
Measurement period adjustment (see Note 7, Acquisition)	2,100
Balance as of December 28, 2024	$679,896

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of $274.8 million, inclusive of a net working capital adjustment payment. The acquisition included several amortizable intangible assets which total $27.1 million and are included in the table below. See Note 7, Acquisition, for details of the assets and the respective amortization period by category.

Goodwill was not impaired in Fiscal 2024, 2023, or 2022.

As of December 28, 2024 and December 30, 2023, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 28, 2024			December 30, 2023
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$122,432	$359,283	$481,715	$107,562	$374,153
Customer relationships	340,221	200,549	139,672	340,221	184,222	155,999
Non-compete agreements	5,454	5,281	173	5,454	5,206	248
Distributor relationships	4,123	3,982	141	4,123	3,881	242
Total	$831,513	$332,244	$499,269	$831,513	$300,871	$530,642

In Fiscal 2020, the company reclassified certain California distribution rights from held for sale to held and used. In conjunction with the agreement to settle the California distributor-related litigation, reached in Fiscal 2023, the company fully impaired these distribution rights and recorded a charge of $2.3 million in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023. See Note 24, Commitments and Contingencies, for details of this settlement.

As of December 28, 2024 and December 30, 2023, there was $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows. They are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Amortization expense

Amortization expense for Fiscal 2024, 2023, and 2022 was as follows (amounts in thousands):

Amortization expense
Fiscal 2024	$31,371
Fiscal 2023	$32,218
Fiscal 2022	$31,752

Estimated amortization of intangibles for Fiscal 2025 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2025	$30,747
2026	$28,891
2027	$27,241
2028	$25,611
2029	$23,411

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

As of December 28, 2024, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$723	$—	$—	$723
Other long-term assets	—	—	—	—
Total	$723	$—	$—	$723
Liabilities:
Other current liabilities	$(1,290)	$—	$—	$(1,290)
Other long-term liabilities	—	—	—	—
Total	$(1,290)	$—	$—	$(1,290)
Net Fair Value	$(567)	$—	$—	$(567)

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

Interest Rate Risk

The company enters into interest derivatives designated as cash-flow hedges of existing or future exposure to changes in interest rates. The company's risk management objective and strategy with respect to interest rate swaps is to protect the company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. These swaps are designated as cash flow hedges.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the company’s long-term debt.

As of December 28, 2024, the company’s hedge portfolio contained interest derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$—	$—	$—	$—
Other long-term assets	7,686	—	—	7,686
Total	$7,686	$—	$—	$7,686
Liabilities:
Other current liabilities	$—	$—	$—	$—
Other long-term liabilities	—	—	—	—
Total	—	—	—	—
Net Fair Value	$7,686	$—	$—	$7,686

The company's hedge portfolio did not contain any interest derivatives as of December 30, 2023.

The company previously entered into treasury rate locks at the time we executed the 2026 notes and 2031 notes. These rate locks were designated as a cash flow hedge and the fair value at termination was deferred in AOCI. The deferred amount reported in AOCI is being reclassified to interest expense as interest payments are made on the related notes through the maturity date.

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 28, 2024		December 30, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$723	Other current assets	$55
Interest rate contracts	Other long-term assets	7,686	Other long-term assets	—
Total		$8,409		$55

	Derivative Liabilities
	December 28, 2024		December 30, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$1,290	Other current liabilities	$1,918
Commodity contracts	Other long-term liabilities	—	Other long-term liabilities	2
Total		$1,290		$1,920

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2024	Fiscal 2023	Fiscal 2022
Interest rate contracts	$5,758	$—	$—
Commodity contracts	(354)	(2,951)	790
Total	$5,404	$(2,951)	$790

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2024	Fiscal 2023	Fiscal 2022	(Effective Portion)
Interest rate contracts	$374	$373	$373	Interest income (expense)
Commodity contracts	(1,094)	(2,188)	4,361	Production costs (1)
Total	$(720)	$(1,815)	$4,734

(1)
Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next two years are as follows (amounts in thousands and net of tax) at December 28, 2024:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$189	$(1,943)	$(1,754)
Expiring in 2025	425	—	425
Expiring in 2026	—	(5,758)	(5,758)
Total	$614	$(7,701)	$(7,087)

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of December 28, 2024, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$6,301
Soybean oil contracts	9,922
Natural gas contracts	1,846
Corn contracts	1,416
Interest rate contracts	150,000
Total	$169,485

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2024. As of December 28, 2024 and December 30, 2023, the company had $4.0 million and $6.3 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions. As of December 28, 2024 and December 30, 2023, the company had $2.1 million and $3.2 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 13. Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 28, 2024	December 30, 2023
Prepaid assets	$3,433	$4,042
Prepaid insurance	6,911	6,546
Prepaid marketing	3,995	4,458
Service contracts	21,748	27,102
Fair value of derivative instruments	723	55
Collateral to counterparties for derivative positions	4,046	6,333
Income taxes receivable	12,712	17,362
Other	290	159
Total	$53,858	$66,057

Other non-current assets consist of (amounts in thousands):

	December 28, 2024	December 30, 2023
Unamortized financing fees	$783	$1,125
Investments	2,318	2,443
Investment in unconsolidated affiliate	1,481	5,481
Fair value of derivative instruments	7,686	—
Deposits	2,874	2,789
Unamortized CCA costs	37	81
Noncurrent postretirement benefit plan asset	6,869	6,494
Other	59	74
Total	$22,107	$18,487

Note 14. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 28, 2024	December 30, 2023
Employee compensation	$35,521	$28,000
Employee vacation	19,595	17,699
Employee bonus	50,422	28,004
Restructuring-related accruals	86	1,429
Fair value of derivative instruments	1,290	1,918
Self-insurance reserves	34,392	38,003
Bank overdraft	14,459	18,180
Accrued interest	7,340	7,516
Accrued taxes	7,655	7,984
Accrued legal costs	4,032	3,798
Accrued advertising	2,978	2,333
Accrued legal settlements	1,697	55,000
Accrued short term deferred income	2,380	3,217
Accrued utilities	6,141	6,121
Collateral from counterparties for derivative positions	2,076	3,230
Multi-employer pension plan withdrawal liability	—	1,297
Repurchase obligations of distribution rights	18,965	64,583
Other	10,340	4,634
Total	$219,369	$292,946

The repurchase obligations of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 350 distribution territories. The company estimated the cost of these repurchases, and an additional 50 other California distribution territories that are not part of the settlement, in accordance with the settlement agreement and the amount is net of the remaining notes receivable balance. The repurchases began at the end of the first quarter of Fiscal 2024 and are anticipated to be completed early in the second quarter of Fiscal 2025. See Note 24, Commitments and Contingencies, for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	December 28, 2024	December 30, 2023
Deferred income	$5,445	$7,222
Deferred compensation	28,306	26,207
Other deferred credits	57	185
Other	2,069	323
Total	$35,877	$33,937

Note 15. Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies. The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for Fiscal 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Lease cost:
Amortization of right-of-use assets	$260	$1,703	$1,705
Interest on lease liabilities	4	32	93
Operating lease cost	74,183	62,685	62,115
Short-term lease cost	10,910	3,121	2,897
Variable lease cost	40,564	37,588	33,223
Total lease cost	$125,921	$105,129	$100,033

Other supplemental quantitative disclosures as of, and for, Fiscal 2024 and Fiscal 2023 were as follows (in thousands):

	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$4	$32
Operating cash flows from operating leases	$75,610	$62,989
Financing cash flows from financing leases	$70	$1,819
Right-of-use assets obtained in exchange for new financing lease liabilities	$106	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$93,775	$54,997
Weighted-average remaining lease term (years):
Financing leases	3.0	1.4
Operating leases	6.2	7.3
Weighted-average IBR (percentage):
Financing leases	4.2	3.0
Operating leases	5.0	4.2

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of December 28, 2024 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2025	$90,116	$31
2026	70,839	40
2027	62,437	19
2028	44,294	11
2029	31,025	3
Thereafter	83,277	—
Total minimum lease payments	381,988	104
Less: amount of lease payments representing interest	(59,094)	(9)
Present value of future minimum lease payments	322,894	95
Less: current obligations under leases	(68,440)	(84)
Long-term lease obligations	$254,454	$11

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	Fiscal 2024	Fiscal 2023
Lease modifications and renewals	$33,221	$33,041
Lease terminations	$1,963	$361

The lease modifications and renewals for Fiscal 2024 include renewals of multiple warehouse leases. For Fiscal 2023, the lease modifications and renewals include $10.6 million related to a 10 year extension for a freezer storage lease.

Note 16. Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 28, 2024 and December 30, 2023:

	Interest Rate at December 28, 2024	Final Maturity	December 28, 2024	December 30, 2023
			(Amounts in thousands)
Unsecured credit facility	7.53%	2026	$2,200	$—
2031 notes	2.40%	2031	495,452	494,723
2026 notes	3.50%	2026	398,992	398,421
Accounts receivable repurchase facility	5.27%	2026	125,000	155,000
			1,021,644	1,048,144
Current maturities of long-term debt			—	—
Long-term debt			$1,021,644	$1,048,144

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 28, 2024 and December 30, 2023, the bank overdraft balance was $14.5 million and $18.2 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at December 28, 2024 and December 30, 2023, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of December 28, 2024, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes. The table below presents the debt discount, underwriting fees and other fees for issuing the 2031 notes (amounts in thousands):

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

The face value of the 2026 notes is $400.0 million. There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 28, 2024, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes. The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April, 15, 2024, the company entered into the First Omnibus Amendment to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2025 to April 14, 2026. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Financing costs paid at inception of the repurchase facility are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the first quarter of Fiscal 2024 related to the amendment and $0.8 million in financing costs at inception during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.3 million on December 28, 2024 and December 30, 2023, and is recorded in other assets on the Consolidated Balance Sheets. As of December 28, 2024, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during Fiscal 2024:

Amount (thousands)
Balance as of December 30, 2023	$155,000
Borrowings	235,000
Payments	(265,000)
Balance as of December 28, 2024	$125,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of December 28, 2024:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(125,000)
Available for withdrawal	$75,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during Fiscal 2024:

Amount (thousands)
High balance	$195,000
Low balance	$95,000

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

Credit Facility. The company is party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as amended, restated, modified or supplemented from time to time, the “amended and restated credit agreement”). The company has amended the amended and restated credit agreement eight times since execution, most recently on April 12, 2023 (the “eighth amendment”). Under the amended and restated credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of July 30, 2026; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the amended and restated credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant to permit the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 and has been complied with for at least two fiscal quarters. Additionally, the eighth amendment replaced the benchmark rate at which borrowings under the amended and restated credit agreement bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited ("Term SOFR"). As a result of these amendments and with respect to SOFR Loans, we can borrow at Term SOFR, plus a credit spread adjustment of 0.10% subject to a floor of zero.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 28, 2024 and December 30, 2023, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.1 million during the first quarter of Fiscal 2023 for the eighth amendment. There was an additional financing cost paid in the first quarter of Fiscal 2022 that was less than $0.1 million. The balance of unamortized financing costs was $0.5 million and $0.9 million on December 28, 2024 and December 30, 2023, respectively and is recorded in other assets on the Consolidated Balance Sheets.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 12, Derivative Financial Instruments. The table below presents the borrowings and repayments under the credit facility during Fiscal 2024:

Amount (thousands)
Balance as of December 30, 2023	$—
Borrowings	88,700
Payments	(86,500)
Balance as of December 28, 2024	$2,200

The table below presents the net amount available under the credit facility as of December 28, 2024:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(2,200)
Letters of credit	(8,400)
Available for withdrawal	$489,400

The table below presents the highest and lowest outstanding balance under the credit facility during Fiscal 2024:

Amount (thousands)
High balance	$30,000
Low balance	$—

Aggregate debt maturities. Aggregate maturities of debt outstanding as of December 28, 2024, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2025	$—
2026	527,200
2027	—
2028	—
2029	—
Thereafter	500,000
Total	$1,027,200

Debt issuance costs and debt discount. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 28, 2024 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2031 notes	$500,000	$4,548	$495,452
2026 notes	400,000	1,008	398,992
Total	$900,000	$5,556	$894,444

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

The amounts outstanding at December 28, 2024 and December 30, 2023 were as follows (amounts in thousands):

	December 28, 2024	December 30, 2023
Deferral elections outstanding	$29,996	$27,578
Current portion of deferral elections	(1,690)	(1,371)
Long-term portion of deferral elections	$28,306	$26,207

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

No material guarantees or indemnifications have been entered into by the company through December 28, 2024.

Note 17. Variable Interest Entities

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of December 28, 2024 and December 30, 2023, there was $120.6 million and $134.4 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Note 18. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts receivable approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 2,600 and 3,000 IDPs’ distribution rights as of December 28, 2024 and December 30, 2023, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 28, 2024 and December 30, 2023, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 28, 2024	December 30, 2023
Distribution rights notes receivable	$128,199	$133,335
Current portion recorded in accounts and notes receivable, net	(20,117)	(9,764)
Long-term portion of distribution rights notes receivable	$108,082	$123,571

During the third quarter of Fiscal 2023, the company recorded a reserve of $14.9 million for the distributor notes receivable related to a legal settlement. The amount of reserve for the distributor notes receivable as of December 28, 2024 and December 30, 2023 was $2.4 million and $14.8 million, respectively. See Note 24, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at December 28, 2024 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 16, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2031 notes	$495,452	$422,541	2
2026 notes	$398,992	$389,559	2

For fair value disclosure information about our derivative assets and liabilities see Note 12, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 22, Postretirement Plans.

Note 19. Stockholders’ Equity

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

Stock Repurchase Plan

Previously, our Board of Directors had approved a Stock Repurchase Plan ("SRP") (on December 19, 2002) that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the company announced that the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. As of December 28, 2024, 21.5 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the SRP during our Fiscal 2024 (amounts in thousands except shares purchased):

Fiscal 2024 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 20, 2024	388,291	$8,879
For the quarter ended July 13, 2024	603,942	$13,824
For the quarter ended October 5, 2024	—	$—
For the quarter ended December 28, 2024	—	$—
Total	992,233	$22,703

As of December 28, 2024, 73.0 million shares at a cost of $756.0 million have been purchased since the inception of the SRP.

Dividends

During Fiscal 2024, 2023, and 2022, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 20, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2024	$200,334	$0.9500
Fiscal 2023	$192,435	$0.9100
Fiscal 2022	$184,241	$0.8700

Note 20. Stock-Based Compensation

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

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. Awards granted since the beginning of Fiscal 2019 vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K). These shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below (the “TSR Modifier”):

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested TSR awards:

Award	Fiscal year vested	Payout (%)
2021 award	Fiscal 2024	128%
2020 award	Fiscal 2023	148%
2019 award	Fiscal 2022	137%

The TSR Shares vest immediately if the grantee dies or becomes disabled. For awards granted subsequent to Fiscal 2023, if the grantee retires after attaining at least age 55, provided that the sum of the grantee's age plus years of service is an amount equal to or greater than 65, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. For awards granted prior to Fiscal 2024, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR Shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the TSR Shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data. The 2022 TSR award is expected to payout at approximately 13%.

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	331	3/1/2025	$31.97
4/24/2022	16	3/1/2025	$27.38
7/17/2022	3	3/1/2025	$27.06
10/9/2022	3	3/1/2025	$24.55
1/1/2023	338	3/1/2026	$33.52
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04
10/8/2023	40	3/1/2026	$21.43
12/31/2023	272	2/28/2027	$26.07

As of December 28, 2024, there was $9.4 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.63 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become nonforfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. Return on Invested Capital (“ROIC”) is calculated by dividing our profit, as defined, by the invested capital. Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.50 to 4.50 percentage points for the Fiscal 2024 award and 1.75 to 4.75 percentage points for the Fiscal 2023 and Fiscal 2022 awards (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The ROIC Shares can be earned based on the ranges of target as defined below:

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested ROIC awards:

Award	Fiscal year vested	Payout (%)
2021 award	Fiscal 2024	125%
2020 award	Fiscal 2023	125%
2019 award	Fiscal 2022	125%

The ROIC Shares vest immediately if the grantee dies or becomes disabled. For awards granted subsequent to Fiscal 2023, if the grantee retires after attaining at least age 55, provided that the sum of the grantee's age plus years of service is an amount equal to or greater than 65, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. For awards granted prior to Fiscal 2024, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2022 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2023 and 2024 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	331	3/1/2025	$27.47
4/24/2022	16	3/1/2025	$27.38
7/17/2022	3	3/1/2025	$27.06
10/9/2022	3	3/1/2025	$24.55
1/1/2023	338	3/1/2026	$28.74
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04
10/8/2023	40	3/1/2026	$21.43
12/31/2023	272	2/28/2027	$22.51

As of December 28, 2024, there was $8.3 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.63 years.

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

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for Fiscal 2024, 2023, and 2022 is set forth below (amounts in thousands, except price data):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	2,017	$27.70	2,009	$25.83	1,972	$22.89
Initial grant	544	$24.29	824	$29.37	706	$29.41
Vested	(846)	$24.40	(868)	$23.51	(778)	$20.25
Grant increase for achieving the ROIC modifier	84	$22.51	79	$29.37	74	$29.41
Grant increase for achieving the TSR modifier	93	$26.07	152	$29.37	110	$29.41
Forfeitures	(57)	$27.94	(179)	$27.80	(75)	$25.48
Balance at end of year	1,835	$27.85	2,017	$27.70	2,009	$25.83

As of December 28, 2024, there was $17.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.63 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/2/2022	205	Equally over 3 years	$27.47
1/1/2023	220	Equally over 3 years	$28.74
2/27/2023	11	1/5/2024	$28.33
9/1/2023	54	Equally over 3 years	$23.04
9/17/2023	10	Equally over 3 years	$22.90
12/31/2023	818	Equally over 3 years	$22.51
2/16/2024	7	Equally over 3 years	$22.42
7/14/2024	23	Equally over 3 years	$21.92

The TBRSU Shares activity for Fiscal 2024, 2023 and 2022 is set forth below (amounts in thousands, except price data):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	473	$26.67	462	$24.62	492	$21.87
Granted	848	$22.51	295	$27.47	205	$27.47
Vested	(255)	$25.75	(251)	$23.78	(215)	$21.03
Forfeitures	(79)	$24.07	(33)	$26.87	(20)	$24.39
Nonvested shares at end of year	987	$23.56	473	$26.67	462	$24.62

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During Fiscal 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 common shares for board retainer deferrals pursuant to the Omnibus Plan which common shares will vest during the first quarter of Fiscal 2025. During the first quarter of Fiscal 2023, non-employee directors elected to receive, and were granted, an aggregate grant of 3,479 common shares for board retainer deferrals pursuant to the Omnibus Plan which common shares vested during the first quarter of Fiscal 2024. Non-employee directors received 14,764 shares of previously deferred board retainer deferrals during Fiscal 2024.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2024, non-employee directors were granted 72,270 shares for their annual grant pursuant to the Omnibus Plan. During the second quarter of Fiscal 2023, non-employee directors were granted 59,400 shares, of which 17,820 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2024. Additionally, during the third quarter of Fiscal 2023, an aggregate of 4,660 shares were granted to two newly elected non-employee directors, representing a prorated portion of the annual grant pursuant to the Omnibus Plan which vested during the second quarter of Fiscal 2024. Non-employee directors received 5,700 shares of previously deferred annual grant awards during Fiscal 2024.

Compensation expense is recorded on deferred stock over the vesting period.

The deferred and restricted stock activity for Fiscal 2024, 2023, and 2022 is set forth below (amounts in thousands, except price data):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	68	$26.26	62	$27.37	67	$24.00
Granted	77	$23.38	68	$26.26	62	$27.37
Vested	(66)	$25.70	(62)	$27.37	(67)	$24.00
Nonvested shares at end of year	79	$23.52	68	$26.26	62	$27.37
Vested and deferred shares at end of year (1)	218		214		212
(1)
The vested and deferred shares at the end of the year include 58,772 shares, 71,237 shares, and 82,779 shares granted and deferred under the EPIP for Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.

The vested and deferred shares at the end of the year include 159,335 shares, 142,582 shares, and 128,978 shares granted and deferred under the Omnibus Plan for Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.

As of December 28, 2024, there was $0.7 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.40 years. The intrinsic value of deferred stock awards that vested during Fiscal 2024 was $1.9 million. There was an immaterial tax windfall on the exercise of deferred share awards during Fiscal 2024.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, which was primarily recognized in selling, distribution, and administrative expense, for Fiscal 2024, 2023, and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Performance-contingent restricted stock awards	$18,076	$19,654	$18,943
TBRSU shares	9,871	6,381	5,184
Deferred stock awards	1,796	910	1,695
Total stock-based compensation expense	$29,743	$26,945	$25,822

Note 21. Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for Fiscal 2024, 2023, and 2022 (amounts in thousands, except per share data):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net income	$248,116	$123,416	$228,394
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,023	211,630	211,895
Basic earnings per common share	$1.18	$0.58	$1.08
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,023	211,630	211,895
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,114	1,726	1,332
Diluted weighted average shares outstanding per common share	212,137	213,356	213,227
Diluted earnings per common share	$1.17	$0.58	$1.07

There was an immaterial amount of anti-dilutive shares for Fiscal 2024. There were 287,510 anti-dilutive shares for Fiscal 2023 and no anti-dilutive shares for Fiscal 2022.

Note 22. Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 28, 2024 and December 30, 2023 (amounts in thousands):

	December 28, 2024	December 30, 2023
Noncurrent benefit asset	$6,869	$6,494
Current benefit liability	$703	$699
Noncurrent benefit liability	$5,511	$5,798
AOCI, net of tax	$(257)	$(342)

No contributions were made by the company to any plan during Fiscal 2024. The company made contributions of $1.0 million to the Flowers Foods, Inc. Retirement Plan No. 2 (“Plan No. 2”) during Fiscal 2023 and Fiscal 2022.

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

The company recognizes settlement accounting charges, which accelerates recognition of a plan’s unrecognized net gain or loss, when the ongoing lump sum payments from the plan exceed the sum of the plan’s service cost and interest cost. During the fourth quarter of Fiscal 2024, the company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold and, as a result, the company recorded a settlement charge of $0.2 million in the fourth quarter of Fiscal 2024.

The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. As of December 31, 2024 and December 31, 2023, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.4 million for Fiscal 2025.

The net periodic pension cost (income) for the company’s pension plans includes the following components for Fiscal 2024, 2023, and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Service cost	$728	$682	$1,188
Interest cost	1,178	1,304	884
Expected return on plan assets	(1,604)	(1,561)	(1,874)
Settlement loss	241	—	—
Amortization:
Prior service cost	57	57	57
Actuarial loss	42	173	461
Net periodic pension cost	642	655	716
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial gain	(720)	(815)	(3,049)
Settlement loss	(241)	—	—
Amortization of prior service cost	(57)	(57)	(57)
Amortization of actuarial loss	(42)	(173)	(461)
Total recognized in OCI	(1,060)	(1,045)	(3,567)
Total recognized in net periodic benefit and OCI	$(418)	$(390)	$(2,851)

Actual return on plan assets for Fiscal 2024, 2023, and 2022 was $1.8 million, $3.3 million, and $(4.3) million, respectively.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 28, 2024	December 30, 2023
Change in benefit obligation:
Benefit obligation at beginning of year	$24,826	$25,169
Service cost	728	682
Interest cost	1,178	1,304
Actuarial (gain) loss	(562)	953
Benefits paid	(1,514)	(3,282)
Settlements	(2,046)	—
Benefit obligation at end of year	$22,610	$24,826
Change in plan assets:
Fair value of plan assets at beginning of year	$29,404	$28,090
Actual return on plan assets	1,763	3,328
Employer contribution	249	1,268
Benefits paid	(1,514)	(3,282)
Settlements	(2,046)	—
Fair value of plan assets at end of year	$27,856	$29,404
Funded status, end of year:
Fair value of plan assets	$27,856	$29,404
Benefit obligations	(22,610)	(24,826)
Funded status and amount recognized at end of year	$5,246	$4,578
Amounts recognized in the balance sheet:
Noncurrent asset	$6,869	$6,494
Current liability	(224)	(248)
Noncurrent liability	(1,399)	(1,668)
Amount recognized at end of year	$5,246	$4,578
Amounts recognized in AOCI:
Net actuarial loss before taxes	$2,412	$3,415
Prior service cost before taxes	27	84
Amount recognized at end of year	$2,439	$3,499

Accumulated benefit obligation at end of year	$21,682	$23,764

The actuarial gain/(loss) on defined benefit obligations of the employer due to experience, including any assumption changes, different from assumed, and the reasons for such (gain)/loss, can be found in the table below for Fiscal 2024, 2023 and 2022 (amounts in thousands).

	Amount of (Gain)/Loss on Defined Benefit Obligation	Reasons for (Gain)/Loss
Fiscal 2024	$(562)	Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 50 basis points).
Fiscal 2023	$953	Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 33 basis points).
Fiscal 2022	$(9,253)	Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 260 basis points).

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2024	12/31/2023	12/31/2022
Discount rate	5.81%	5.32%	5.65%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2024	1/1/2023	1/1/2022
Discount rate	5.32%	5.65%	3.06%
Expected return on plan assets	5.90%	5.90%	5.90%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Based on these factors the expected long-term rate of return assumption for Plan No. 2 was set at 5.3% for Fiscal 2025. This rate is net of administrative expenses paid from the trust, assumed to be 1.2% per annum. The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 6.9% (net of expenses).

Plan Assets

The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2024 and December 31, 2023, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2024
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$214	$—	$—	$214
Common stocks:
International common stocks	2,022	—	—	2,022
U.S. common stocks	4,190	—	—	4,190
Fixed income securities:
U.S. government bonds	—	—	—	—
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	—	21,430	—	21,430
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$6,426	$21,430	$—	$27,856

	Fair value of Pension Plan Assets as of December 31, 2023
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$501	$—	$—	$501
Common stocks:
International common stocks	2,401	—	—	2,401
U.S. common stocks	4,425	—	—	4,425
Fixed income securities:
U.S. government bonds	—	—	—	—
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	22,077	—	—	22,077
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$29,404	$—	$—	$29,404

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

The plan asset allocation as of the measurement dates December 31, 2024 and December 31, 2023, and target asset allocations for Fiscal 2025 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2025	2024	2023
Equity securities	23%	22	23
Fixed income securities	75%	77	75
Short term investments and cash	2%	1	2
Total		100.0	100.0

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2024	$249	$—	$249
2023	$268	$1,000	$1,268
2022	$271	$1,000	$1,271

All contributions are made in cash. The required contributions made during Fiscal 2024 include $0.3 million in nonqualified pension benefits paid from corporate assets. During Fiscal 2025, the company expects to pay $0.2 million in nonqualified pension benefits from corporate assets. During Fiscal 2025, the company does not expect to make any cash contributions to Plan No. 2; however, the company may make a discretionary contribution if appropriate based on cash, tax or other considerations. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during Fiscal 2024, 2023, and 2022 and expected to be paid from Fiscal 2025 through Fiscal 2034. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2022	$2,440	*
2023	$3,282	^
2024	$3,560	+
Estimated Future Payments:
2025	$3,911
2026	$1,985
2027	$1,986
2028	$1,792
2029	$1,718
2030-2034	$7,586

* Includes $0.9 million from Plan No. 2 paid as lump sums.

^ Includes $1.7 million from Plan No. 2 paid as lump sums.

+ Includes $2.0 million from Plan No. 2 paid as lump sums.

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

The unfunded status of the plans was $4.6 million at December 28, 2024 and December 30, 2023.

Multiemployer Plans

The company contributes to a MEPP under the terms of a collective-bargaining agreement that cover various union-represented employees. The risks of participating in this MEPP are different from single-employer plans. Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in the MEPP, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension fund was in excess of 5% or more of the total contributions for plan years 2024, 2023, and 2022. There are no contractually required minimum contributions to the plans as of December 28, 2024.

Subsequent to Fiscal 2022, the Western Conference of Teamsters (EIN: 91-6145047) is the company's only remaining MEPP. This is a level green zone status plan. The current collective bargaining agreement expires on February 7, 2027. The company's contributions to the MEPPs were $0.3 million for Fiscal 2024 and 2023, and $0.7 million for Fiscal 2022.

On July 19, 2022, the company announced the closure of the Holsum Bakery in Phoenix, Arizona. The bakery produced bread and bun products and ceased production on October 31, 2022. As a result, the union participants of the IAM National Pension Fund (the “IAM Fund”) at the Phoenix bakery will withdraw from the IAM Fund. During the third quarter of Fiscal 2022, the company recorded a liability of $1.3 million for the withdrawal from the IAM Fund. During the first quarter of Fiscal 2024, the company paid $1.4 million for the withdrawal and recorded additional expense of $0.1 million which is included in the selling, distribution and administrative expenses line item of our Consolidated Statements of Income. While this is our best estimate of the ultimate cost of the withdrawal from this plan, additional withdrawal liability may be incurred based on the final IAM Fund assessment or in the event of a mass withdrawal, as defined by statute, occurring anytime up to July 19, 2025.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During Fiscal 2024, 2023, and 2022, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2024	$33,312
Fiscal 2023	$31,378
Fiscal 2022	$29,425

Note 23. Income Taxes

The company’s provision for income tax expense (benefit) consists of the following for Fiscal 2024, 2023, and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current Taxes:
Federal	$41,406	$63,351	$54,462
State	8,466	13,680	14,409
	49,872	77,031	68,871
Deferred Taxes:
Federal	24,029	(36,474)	3,508
State	6,925	(6,866)	(2,062)
	30,954	(43,340)	1,446
Income tax expense	$80,826	$33,691	$70,317

Income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% because of the effect of the following items for Fiscal 2024, 2023 and 2022 (amounts in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Tax at U.S. federal income tax rate	$69,078	$32,992	$62,729
State income taxes, net of federal income tax benefit	12,158	5,383	9,754
Net share-based windfalls	97	(1,960)	(2,219)
Excess executive compensation	3,175	1,950	2,218
Tax credits	(2,692)	(2,655)	(2,263)
Other	(990)	(2,019)	98
Income tax expense	$80,826	$33,691	$70,317

In Fiscal 2024, 2023 and 2022, the most significant difference in the effective rate and the statutory rate was state income taxes.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 28, 2024	December 30, 2023
Self-insurance	$7,593	$8,478
Compensation and employee benefits	10,844	10,292
Deferred income	1,976	2,643
Loss and credit carryforwards	13,065	13,111
Equity-based compensation	7,554	8,636
Legal accrual	5,855	33,407
Financing and operating lease right-of-use liabilities	79,868	72,011
Capitalized software and research and development costs	32,484	32,519
Other	12,579	9,975
Valuation allowance	(3,387)	(1,586)
Deferred tax assets	168,431	189,486
Depreciation	(72,503)	(77,931)
Intangibles	(132,506)	(125,555)
Financing and operating lease right-of-use assets	(78,723)	(69,987)
Hedging	(2,371)	(322)
Pension and postretirement benefits	(137)	(143)
Other	(6,424)	(6,793)
Deferred tax liabilities	(292,664)	(280,731)
Net deferred tax liability	$(124,233)	$(91,245)

In Fiscal 2023, the company recorded a deferred tax asset, in the amount of $33.4 million, related to an accrued legal settlement related to the repurchase of distribution rights. During Fiscal 2024, a significant portion of this deferred tax asset has been reversed, and the remaining balance is expected to reverse during Fiscal 2025. See Note 24, Commitments and Contingencies, for details of this settlement.

The company has a deferred tax asset of $1.9 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a deferred tax asset of $3.8 million related to state net operating loss carryforwards with expiration dates from Fiscal 2025 through Fiscal 2044, and $7.4 million for credit carryforwards with expiration dates from Fiscal 2028 through Fiscal 2034. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance of $3.4 million has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary. See Note 2, Summary of Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

The company did not have any unrecognized tax benefits for fiscal years 2024, 2023 and 2022. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had no accrued interest balance at December 28, 2024 and December 30, 2023.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2021, and with limited exceptions, for years prior to 2020 in state jurisdictions.

Note 24. Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $34.4 million and $38.0 million related to self-insurance reserves at December 28, 2024 and December 30, 2023, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending 11 complaints filed by IDPs alleging that they were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining five cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in one of the pending cases, which is discussed below. Unless otherwise noted, a class was conditionally certified under the FLSA in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016	On November 25, 2024, the court denied defendants' motion to decertify the FLSA collective action.

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

The company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model. The list below details settled collective and/or class action lawsuits that impacted the company's presented financial statements since Fiscal 2022:

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

On March 18, 2024, the court approved a settlement to settle this lawsuit and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California). The settlement provides for a $55 million common fund, which was paid during the second quarter of Fiscal 2024, to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also requires a phased repurchase of distribution rights associated with approximately 350 territories in California. Once completed, the company plans to service its California market with an employment model. The repurchase of distribution rights is anticipated to be completed early in the second quarter of Fiscal 2025. The company estimates the repurchase cost of the 350 territories, along with 50 additional California territories that are not part of the settlement, to be approximately $80.2 million (of which $65.3 million was originally included in other accrued liabilities and the remaining $14.9 million in a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023.

See Note 16, Debt and Other Commitments, for additional information on the company’s commitments.

Note 25. Subsequent Events

The company has evaluated subsequent events since December 28, 2024, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend. On February 14, 2025, the Board of Directors declared a dividend of $0.24 per share on the company’s common stock to be paid on March 14, 2025 to shareholders of record on February 28, 2025.

Simple Mills Acquisition. On January 7, 2025, the company entered into an Agreement and Plan of Merger to acquire Simple Mills, "), maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes. The total cash purchase price is approximately $795 million. The acquisition is expected to expand the company’s exposure to the better-for-you snacking segment and diversify its category exposure, and enhances the company's growth and margin prospects. The transaction is subject to customary regulatory and other approvals and closing conditions and is anticipated to close in the first quarter of Fiscal 2025. The company incurred $2.0 million of acquisition-related costs during Fiscal 2024.

In connection with entering into the Merger Agreement, the company entered into a commitment letter, pursuant to which, among other things, Royal Bank of Canada committed to provide debt financing for the consummation of the Simple Mills acquisition, consisting of a $795.0 million 364-day Term Loan Facility, on the terms and subject to the conditions set forth in the commitment letter. The company intends to use the net proceeds of the offering of the 2035 Notes (as defined below) and the 2055 Notes (as defined below), together with cash on hand, to fund the cash consideration for the Simple Mills acquisition and pay related fees and expenses in lieu of borrowing under the Term Loan Facility. In connection with the issuance of the 2035 Notes and the 2055 Notes, on February 14, 2025, the company terminated the outstanding commitments in respect of the Term Loan Facility. The company will recognize costs of approximately $3.6 million associated with the Term Loan Facility in the first quarter of Fiscal 2025.

2025 Revolving Credit Facility. On February 5, 2025, we entered into a $500.0 million senior unsecured revolving credit facility (the “2025 Revolving Credit Facility”) pursuant to a Credit Agreement (the “2025 Revolving Credit Agreement”), dated as of February 5, 2025, with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The 2025 Revolving Credit Facility refinances and replaces the company’s credit facility entered into pursuant to the amended and restated credit agreement. The maturity date of the amended and restated credit agreement was July 30, 2026. No borrowings were outstanding under the amended and restated credit agreement upon its termination.

The 2025 Revolving Credit Facility has an initial maturity date of February 5, 2030. Under the 2025 Revolving Credit Facility, up to $50.0 million of availability may be drawn in the form of letters of credit and up to $50.0 million of availability may be drawn in the form of swingline loans. The 2025 Revolving Credit Facility also includes an incremental facility whereby the company may increase the commitments to up to $700.0 million if certain conditions are met.

Borrowings under the 2025 Revolving Credit Facility bear interest, at the option of the company, based on the Secured Overnight Financing Rate (“SOFR”) or the “base rate” plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid set forth in the 2025 Revolving Credit Agreement based on the company’s leverage and debt rating, ranging from a maximum of 1.525% in the case of SOFR-based loans and 0.525% in the case of base rate loans to a minimum of 0.815% in the case of SOFR-based loans and 0.00% in the case of base rate loans, based upon the company’s then applicable leverage ratio and debt rating. In addition, the 2025 Revolving Credit Facility bears an additional facility fee on the full amount of the commitments, also determined by reference to the pricing grid, and ranging from a maximum of 0.225% to a minimum of 0.06%, based upon the company’s then applicable leverage ratio and debt rating.

Senior Notes Offering. On February 14, 2025, the company issued (i) $500.0 million aggregate principal amount of 5.750% Senior Notes due 2035 (the “2035 Notes”) and (ii) $300.0 million aggregate principal amount of 6.200% Senior Notes due 2055 (the "2055 Notes", and, together with the 2035 Notes, the “Notes”), pursuant to the Indenture, dated as of April 3, 2012 (the “Base Indenture”), by and between the company, as issuer, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, as amended and supplemented from time to time, including without limitation, pursuant to an Officer’s Certificate, dated February 14, 2025 (together with the Base Indenture, the “Indenture”), establishing the specific terms and forms of the Notes, each as a new series of securities under the Indenture, and appointing Regions Bank to serve as series trustee with respect to the Notes. The company intends to use the net proceeds of the offering, together with cash on hand, (i) to fund the cash consideration for the Simple Mills acquisition, (ii) to pay fees and expenses related to the Simple Mills acquisition and the offering, and (iii) for general corporate purposes.

Plant Closure. On February 12, 2025, the company announced that it will close its Bailey Street Bakery located in Atlanta, Georgia. The bakery produces bread and bun products and will cease production in April 2025. This bakery closure is part of our strategy to optimize capacity within our supply chain. The anticipated closure costs include asset impairment charges and severance costs and are estimated to be approximately $6.0 million to $8.0 million. We anticipate recording these closure costs during the first quarter of Fiscal 2025.