Form 10-Q
period 2025-04-19
FLOWERS FOODS INC
filed 2025-05-16
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2025

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

As of May 9, 2025, the registrant had 211,138,385 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to execute our business strategies which may involve, among other things, (i) the ability to realize the intended benefits of completed, planned or contemplated acquisitions, dispositions or joint ventures, such as the acquisition of Simple Mills, (ii) the deployment of new systems (e.g., our enterprise resource planning ("ERP") system), distribution channels and technology, and (iii) an enhanced organizational structure (e.g., our sales and supply chain reorganization);
•
consolidation within the baking industry and related industries;
•
changes in pricing, customer and consumer reaction to pricing actions (including decreased volumes), and the pricing environment among competitors within the industry;
•
our ability to adjust pricing to offset, or partially offset, inflationary pressure or tariffs on the cost of our products, including ingredient and packaging costs;
•
disruptions in our direct-store-delivery distribution model, including litigation or an adverse ruling by a court or regulatory or governmental body that could affect the independent contractor classifications of the independent distributor partners ("IDPs"), and changes to our direct-store-delivery distribution model in California;
•
increasing legal complexity and legal proceedings that we are or may become subject to;
•
labor shortages and turnover or increases in employee and employee-related costs;
•
the credit, business, and legal risks associated with IDPs and customers, which operate in the highly competitive retail food and foodservice industries;
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

The foregoing list of important factors does not include all such factors, nor does it necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 28, 2024 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 19, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,340	$5,005
Accounts and notes receivable, net of allowances of $17,837 and $17,922, respectively	360,832	334,810
Inventories, net:
Raw materials	73,353	67,318
Packaging materials	32,041	27,581
Finished goods	101,741	77,005
Inventories, net	207,135	171,904
Spare parts and supplies	91,932	90,787
Other	48,056	53,858
Total current assets	715,295	656,364
Property, plant and equipment:
Property, plant and equipment	2,573,620	2,575,358
Less: accumulated depreciation	(1,625,736)	(1,611,038)
Property, plant and equipment, net	947,884	964,320
Financing lease right-of-use assets	371	166
Operating lease right-of-use assets	324,399	318,619
Notes receivable from independent distributor partners	106,855	108,082
Assets held for sale	25,680	24,524
Other assets	16,491	22,107
Goodwill	1,066,783	679,896
Customer relationships, net	306,816	139,672
Trademarks - finite-lived, net	354,713	359,283
Trademarks - indefinite-lived	461,400	127,100
Other intangible assets, net	259	314
Total assets	$4,326,946	$3,400,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Current maturities of financing leases	124	84
Current maturities of operating leases	73,186	68,440
Accounts payable	329,802	260,710
Other accrued liabilities	165,605	219,369
Total current liabilities	568,717	548,603

Noncurrent long-term debt	1,790,379	1,021,644
Noncurrent financing lease obligations	176	11
Noncurrent operating lease obligations	259,529	254,454
Total long-term debt and right-of-use lease liabilities	2,050,084	1,276,109
Other liabilities:
Postretirement/post-employment obligations	5,241	5,511
Deferred taxes	233,616	124,233
Other long-term liabilities	53,663	35,877
Total other long-term liabilities	292,520	165,621
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,599,375 shares and 18,132,027 shares, respectively	(278,564)	(286,009)
Capital in excess of par value	710,596	711,539
Retained earnings	978,230	977,555
Accumulated other comprehensive income	5,164	6,830
Total stockholders’ equity	1,415,625	1,410,114
Total liabilities and stockholders’ equity	$4,326,946	$3,400,447

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net sales	$1,554,230	$1,576,818
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	778,346	797,186
Selling, distribution and administrative expenses	633,513	625,251
Depreciation and amortization	49,268	48,235
Plant closure costs and impairment of assets	7,397	4,000
Restructuring charges	573	598
Income from operations	85,133	101,548
Interest expense	19,674	11,301
Interest income	(5,626)	(5,690)
Other components of net periodic pension and postretirement benefit plans credit	(117)	(158)
Income before income taxes	71,202	96,095
Income tax expense	18,204	23,052
Net income	$52,998	$73,043
Net income per common share:
Basic:
Net income per common share	$0.25	$0.35
Weighted average shares outstanding	211,194	211,078
Diluted:
Net income per common share	$0.25	$0.34
Weighted average shares outstanding	212,138	212,114
Cash dividends paid per common share	$0.2400	$0.2300

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net income	$52,998	$73,043
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(48)	(41)
Amortization of actuarial gain included in net income	(43)	(32)
Pension and postretirement plans, net of tax	(91)	(73)
Derivative instruments:
Net change in fair value of derivatives	(1,086)	(566)
(Gain) loss reclassified to net income	(489)	550
Derivative instruments, net of tax	(1,575)	(16)
Other comprehensive income, net of tax	(1,666)	(89)
Comprehensive income	$51,332	$72,954

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 19, 2025
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 28, 2024	228,729,585	$199	$711,539	$977,555	$6,830	(18,132,027)	$(286,009)	$1,410,114
Net income				52,998				52,998
Derivative instruments, net of tax					(1,575)			(1,575)
Pension and postretirement plans, net of tax					(91)			(91)
Amortization of stock-based compensation awards			12,001					12,001
Issuance of deferred compensation			(13)			840	13	—
Time-based restricted stock units issued (Note 18)			(6,243)			395,738	6,243	—
Performance-contingent restricted stock awards issued (Note 18)			(6,440)			407,340	6,440	—
Issuance of deferred stock awards			(248)			15,714	248	—
Share repurchases						(286,980)	(5,499)	(5,499)
Dividends paid on vested stock-based payment awards				(1,652)				(1,652)
Dividends paid — $0.2400 per common share				(50,671)				(50,671)
Balances at April 19, 2025	228,729,585	$199	$710,596	$978,230	$5,164	(17,599,375)	$(278,564)	$1,415,625

	For the Sixteen Weeks Ended April 20, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782
Net income				73,043				73,043
Derivative instruments, net of tax					(16)			(16)
Pension and postretirement plans, net of tax					(73)			(73)
Amortization of stock-based compensation awards			11,129					11,129
Issuance of deferred compensation			(19)			1,259	19	—
Time-based restricted stock units issued (Note 18)			(3,849)			250,501	3,849	—
Performance-contingent restricted stock awards issued (Note 18)			(12,884)			836,621	12,884	—
Issuance of deferred stock awards			(330)			21,283	330	—
Share repurchases						(388,291)	(8,879)	(8,879)
Dividends paid on vested stock-based payment awards				(2,546)				(2,546)
Dividends paid — $.2300 per common share				(48,560)				(48,560)
Balances at April 20, 2024	228,729,585	$199	$693,855	$954,409	$532	(17,587,986)	$(273,115)	$1,375,880

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$52,998	$73,043
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,001	11,129
(Gain) loss reclassified from accumulated other comprehensive income to net income	(426)	886
Depreciation and amortization	49,268	48,235
Deferred income taxes	5,806	6,951
Impairment of assets	5,495	4,000
Provision for inventory obsolescence	2,501	3,971
Allowances for accounts receivable	1,932	2,445
Pension and postretirement plans cost	127	123
Other	431	481
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(7,999)	(32,833)
Inventories	(18,185)	4,523
Hedging activities	6,508	(1,202)
Accounts payable	55,223	(16,499)
Other assets and accrued liabilities	(30,046)	(104)
NET CASH PROVIDED BY OPERATING ACTIVITIES	135,634	105,149
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,556)	(33,332)
Proceeds from sale of property, plant and equipment	14	60
Repurchase of independent distribution rights	(19,660)	(5,524)
Cash paid at issuance of notes receivable	(6,438)	(5,071)
Principal payments from notes receivable	7,244	7,932
Acquisition of business, net of cash acquired	(791,880)	—
Other investing activities	262	8
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(836,014)	(35,927)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(52,323)	(51,106)
Stock repurchases	(5,499)	(8,879)
Change in bank overdrafts	(5,967)	(10,701)
Proceeds from debt borrowings	843,780	117,500
Debt obligation payments	(67,200)	(122,500)
Payments on financing leases	(20)	(95)
Payments for financing fees	(10,056)	(150)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	702,715	(75,931)
Net increase (decrease) in cash and cash equivalents	2,335	(6,709)
Cash and cash equivalents at beginning of period	5,005	22,527
Cash and cash equivalents at end of period	$7,340	$15,818

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 19, 2025 and April 20, 2024 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 28, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including any impact from the imposition of tariffs, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results for the first quarter of Fiscal 2025 were negatively impacted by softer sales due to increased weakness in the fresh packaged bread category, most notably for branded traditional loaf breads, and in the cake category. However, sales of our more premium, better-for-you branded products, such as organic, Keto, and gluten-free products, increased quarter over quarter. Additionally, sales attributed to the Simple Mills acquisition, which diversifies our category exposure, partially offset the overall sales decline. We introduced Wonder snack cakes in the first quarter of Fiscal 2025 to address the headwind from weakness in the cake category.

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

During the first quarter of Fiscal 2024, the company's qualitative assessment of the fair value of Base Culture indicated the investment may be impaired. Additional quantitative analysis of Base Culture indicated a fair value of approximately $1.5 million of the company’s interest. The company recognized an impairment loss of $4.0 million during the first quarter of Fiscal 2024 which is reported in the Plant closure costs and impairment of assets line item of the Condensed Consolidated Statements of Income. The company also recognized an impairment loss of $5.5 million during the fourth quarter of Fiscal 2023. The losses recognized represent the difference between the estimated fair value and the company’s original carrying value. The current carrying value is approximately $1.5 million.

PLANT CLOSURE COSTS AND IMPAIRMENT OF ASSETS — On February 12, 2025, the company announced the closure of its Bailey Street Bakery located in Atlanta, Georgia. The bakery produced bread and bun products and ceased production on April 16, 2025. This bakery closure is part of our strategy to optimize capacity within our supply chain. Closure costs included asset impairment charges and equipment relocation costs of $6.1 million and severance costs of $1.3 million and are recorded in the first quarter of Fiscal 2025.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative financial instruments, valuation of long-lived assets, goodwill and other intangible assets, leases, self-insurance reserves, income tax expense and accruals, postretirement plans, stock-based compensation, and commitments and contingencies. These estimates are summarized in our Form 10-K.

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

Fiscal 2025 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2025 (sixteen weeks), second quarter ending July 12, 2025 (twelve weeks), third quarter ending October 4, 2025 (twelve weeks) and fourth quarter ending January 3, 2026 (thirteen weeks). The last 53-week year was our Fiscal 2020.

REPORTING SEGMENT — The company has identified two operating segments based on how business activities are managed and evaluated, legacy Flowers Foods and Simple Mills. Simple Mills qualifies as an operating segment as it meets the criteria of being a business and has discrete financial information available that is regularly reviewed by the chief executive officer (the "CEO"), who is the chief operating decision maker (the "CODM"), to assess the performance and allocate resources. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purposes of determining our one reportable segment.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s net sales for the sixteen weeks ended April 19, 2025 and April 20, 2024. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s net sales.

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
	(% of Net Sales)
Total	21.6	22.5

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.9% and 22.4%, on a consolidated basis, as of April 19, 2025 and December 28, 2024, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $0.9 million and $3.7 million for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

On March 29, 2024, the FASB issued ASU 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements" which removes references to the FASB's concepts statements from the FASB Accounting Standards Codification. The ASU is part of the FASB's standing project to make codification updated for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure guidance, and other minor improvements. The company adopted the new standard as of December 29, 2024, the beginning of our Fiscal 2025. The adoption of this guidance did not impact our financial statements.

Accounting pronouncements not yet adopted

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

3. RESTRUCTURING ACTIVITIES

During the first quarter of Fiscal 2025, we began a review of our cost to serve focused on improving efficiencies and identifying cost reduction opportunities. We expect this analysis to continue in subsequent quarters of Fiscal 2025.

In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("RIF") and other expense optimization initiatives. The company incurred final RIF charges and made the final payments in the first quarter of Fiscal 2025. The company also incurred consulting costs associated with implementing the restructuring program.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Sixteen Weeks Ended	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Restructuring charges:
RIF (1)	$573	$598
Restructuring-related implementation costs (2)	4,288	1,344
Total restructuring charges and related implementation costs	$4,861	$1,942

(1)
Presented on our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	RIF	Total
Liability balance at December 28, 2024	$86	$86
Charges	573	573
Cash payments	(659)	(659)
Liability balance at April 19, 2025	$—	$—

4. SEGMENTS

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

Detailed below are expense items impacting comparability (amounts in thousands):

	For the Sixteen Weeks Ended		Footnote
	April 19, 2025	April 20, 2024	Disclosure
Business process improvement costs	$891	$3,683	Note 1
Restructuring charges	573	598	Note 3
Restructuring-related implementation costs	4,288	1,344	Note 3
Plant closure costs and impairment of assets	7,397	4,000	Note 1, 11
Acquisition-related costs	13,764	—	Note 5
Legal settlements and related costs	697	—	Note 16
	$27,610	$9,625

Our single reportable segment net sales, net income, and significant expenses are as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net sales	$1,554,230	$1,576,818
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	382,628	413,919
Workforce-related costs	227,912	225,533
Packaging	58,695	58,539
Other(1)	109,111	99,195
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	778,346	797,186
Selling, distribution, and administrative expenses
Workforce-related costs	202,658	187,814
Distributor distribution fees	192,927	216,987
Other(2)	237,928	220,450
Total selling, distribution, and administrative expenses	633,513	625,251
Depreciation	38,666	38,432
Amortization	10,581	9,716
Right-of-use financing lease amortization	21	87
Plant closure costs and impairment of assets	7,397	4,000
Restructuring charges	573	598
Interest expense	19,674	11,301
Interest income	(5,626)	(5,690)
Other components of net periodic pension and postretirement benefits credit	(117)	(158)
Income before income taxes	71,202	96,095
Income tax expense	18,204	23,052
Net income	$52,998	$73,043

(1)
The Other line item includes utilities, repairs and maintenance, rent, and other production costs.

(2)
The Other line item includes transportation, marketing, legal, consulting, rent, computer maintenance, and other overhead expenses.

5. ACQUISITION

On February 21, 2025, we completed the acquisition of 100% of the equity interests of Purposeful Foods Holdings, Inc., the parent company of Simple Mills, Inc., for total consideration of approximately $848.5 million, which includes $17.8 million payable to the sellers upon realization of certain tax benefits acquired as part of the transaction. Simple Mills, a market-leading natural brand offering premium better-for-you crackers, cookies, snack bars, and baking mixes, expands the company's presence in the better-for-you snacking category. The acquisition has been accounted for as a business combination. The total goodwill recorded for the acquisition was $386.9 million and is not deductible for tax purposes.

The following table summarizes the preliminary fair value of purchase consideration paid for Simple Mills and the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair value. The goodwill, identifiable intangible assets, taxes, and certain other assets and liabilities and post-close purchase price adjustments are still under review. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of those dates.

Fair value of consideration transferred:
Cash consideration paid at closing	$830,713
Payable to seller	17,824
Total consideration	$848,537

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$38,833
Accounts receivable, net of allowances	18,065
Inventories	19,612
Property, plant, and equipment	1,729
Operating lease right-of-use assets	1,668
Customer relationships	173,100
Trademarks - infinite-lived	334,300
Other financial assets	1,936
Total identifiable assets acquired	$589,243
Current maturities of operating leases	1,172
Accounts payable	14,702
Other financial liabilities	7,621
Deferred income taxes, net	104,098
Total liabilities assumed	$127,593
Total identifiable net assets acquired	$461,650
Goodwill	$386,887

Property, plant and equipment in the table above includes machinery and equipment and leasehold improvements.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Amortization years	Amortization Method
Customer relationships	$173,100	17	Straight-line
Trademarks	334,300	Indefinite	N/A
Total intangible assets	$507,400

Acquisitions Pro Forma

Simple Mills contributed net sales of $24.3 million and net loss of $4.2 million , which includes interest and amortization expense, net of tax impact, for the first quarter of Fiscal 2025. The following table provides the supplemental pro forma net sales and net income of the combined entity had the acquisition date of Simple Mills been December 31, 2023, the first day of Fiscal 2024 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net sales	$1,590,117	$1,630,003
Net income attributable to Flowers Foods	$58,711	$52,026

We incurred costs of $2.0 million in the fourth quarter of Fiscal 2024 and additional costs of $13.8 million in the first quarter of Fiscal 2025 related to the acquisition. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income and are reflected in the pro forma net income for the first quarter of Fiscal 2024. The pro forma financial information also includes the following adjustments (net of tax based on statutory rates) related to the acquisition: amortization of the intangible assets and interest expense for the additional indebtedness incurred to finance the acquisition that would not have been incurred without the transaction. These adjustments increased the pro forma net income attributable to Flowers Foods for the sixteen weeks ended April 19, 2025 by $4.4 million and decreased pro forma net income for the sixteen weeks ended April 20, 2024 by $24.8 million.

6. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, transportation, and IT equipment. See below for the quantitative disclosures for our leases:

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Lease modifications and renewals	$6,980	$16,465
Lease terminations	$55	$1,331

The lease modifications and renewals for the sixteen weeks ended April 19, 2025 and April 20, 2024 include renewals of multiple warehouse leases.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively, were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Lease cost:
Amortization of right-of-use assets	$21	$87
Interest on lease liabilities	2	2
Operating lease cost	27,806	21,079
Short-term lease cost	3,669	703
Variable lease cost	11,972	13,777
Total lease cost	$43,470	$35,648

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$2	$2
Operating cash flows from operating leases	$30,463	$22,461
Financing cash flows from financing leases	$20	$95
Right-of-use assets obtained in exchange for new financing lease liabilities	$129	$140
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,466	$27,003

Weighted-average remaining lease term (years):
Financing leases	4.1
Operating leases	6.0
Weighted-average IBR (percentage):
Financing leases	4.8
Operating leases	5.2

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of April 19, 2025 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2025	$67,682	$55
2026	76,510	92
2027	67,576	71
2028	48,668	58
2029	32,232	52
2030 and thereafter	94,345	4
Total minimum lease payments	387,013	332
Less: amount of lease payments representing interest	(54,298)	(32)
Present value of future minimum lease payments	332,715	300
Less: current obligations under leases	(73,186)	(124)
Long-term lease obligations	$259,529	$176

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 19, 2025 and April 20, 2024, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 19, 2025	April 20, 2024	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$226	$153	Interest expense
Commodity contracts	426	(886)	Cost of sales, Note 3
Total before tax	652	(733)	Total before tax
Tax benefit	(163)	183	Income tax expense
Total net of tax	489	(550)	Net of tax
Pension and postretirement plans:
Prior-service credits	64	54	Note 1
Actuarial gain losses	58	42	Note 1
Total before tax	122	96	Total before tax
Tax expense	(31)	(23)	Income tax expense
Total net of tax	91	73	Net of tax
Total reclassifications	$580	$(477)	Net of tax

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

During the sixteen weeks ended April 19, 2025, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2024	$7,087	$(257)	$6,830
Other comprehensive income before reclassifications	(1,086)	—	(1,086)
Reclassified to earnings from AOCI	(489)	(91)	(580)
AOCI at April 19, 2025	$5,512	$(348)	$5,164

During the sixteen weeks ended April 20, 2024, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2023	$963	$(342)	$621
Other comprehensive income before reclassifications	(566)	—	(566)
Reclassified to earnings from AOCI	550	(73)	477
AOCI at April 20, 2024	$947	$(415)	$532

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

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Gross gain (loss) reclassified from AOCI into net income	$426	$(886)
Tax benefit	(106)	221
Net of tax	$320	$(665)

8. GOODWILL, CUSTOMER RELATIONSHIPS, FINITE-LIVED AND INDEFINITE-LIVED TRADEMARKS, AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the sixteen weeks ended April 19, 2025, during which time we completed the acquisition of Simple Mills, are as follows (amounts in thousands):

Total
Balance as of December 28, 2024	$679,896
Acquisition (see Note 5, Acquisition)	386,887
Balance as of April 19, 2025	$1,066,783

On February 21, 2025, the company completed the acquisition of Simple Mills for total consideration of approximately $848.5 million. The acquisition included an amortizable intangible asset of $173.1 million and is included in the customer relationships line in the table below. See Note 5, Acquisition, for details of the assets and the respective amortization period by category.

As of April 19, 2025 and December 28, 2024, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 19, 2025			December 28, 2024
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$127,002	$354,713	$481,715	$122,432	$359,283
Customer relationships	513,321	206,505	306,816	340,221	200,549	139,672
Non-compete agreements	5,454	5,304	150	5,454	5,281	173
Distributor relationships	4,123	4,014	109	4,123	3,982	141
Total	$1,004,613	$342,825	$661,788	$831,513	$332,244	$499,269

Aggregate amortization expense for the sixteen weeks ended April 19, 2025 and April 20, 2024 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 19, 2025	$10,581
For the sixteen weeks ended April 20, 2024	$9,716

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2025	$30,435
2026	$41,797
2027	$39,614
2028	$37,452
2029	$34,719

There were $461.4 million and $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 19, 2025 and December 28, 2024, respectively. The increase was due to the trademark acquired in the Simple Mills acquisition. These trademarks are classified as indefinite-lived because we believe they are well-established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by IDPs. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 2,500 and 2,600 IDPs’ distribution rights as of April 19, 2025 and December 28, 2024, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 19, 2025	$5,626
For the sixteen weeks ended April 20, 2024	$5,690

At April 19, 2025 and December 28, 2024, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 19, 2025	December 28, 2024
Distributor notes receivable	$128,862	$128,199
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(22,007)	(20,117)
Long-term portion of distributor notes receivable	$106,855	$108,082

The distributor notes receivable balance as of April 19, 2025 and December 28, 2024 include a reserve of $0.4 million and $2.4 million, respectively, related to a legal settlement. See Note 16, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at April 19, 2025 approximates the recorded value. The fair value of the company's senior notes, as discussed in Note 14, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the senior notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2035 notes	$494,375	$499,320	2
2055 notes	$294,458	$295,189	2
2031 notes	$495,676	$425,305	2
2026 notes	$399,170	$392,816	2

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

As of April 19, 2025, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,674	$—	$—	$1,674
Other long-term	—	—	—	—
Total	1,674	—	—	1,674

Liabilities:
Other current	(608)	—	—	(608)
Other long-term	—	—	—	—
Total	(608)	—	—	(608)
Net Fair Value	$1,066	$—	$—	$1,066

As of December 28, 2024, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$723	$—	$—	$723
Other long-term	—	—	—	—
Total	723	—	—	723

Liabilities:
Other current	(1,290)	—	—	(1,290)
Other long-term	—	—	—	—
Total	(1,290)	—	—	(1,290)
Net Fair Value	$(567)	$—	$—	$(567)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2026. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 19, 2025 and December 28, 2024, respectively, qualified for hedge accounting.

Interest Rate Risk

The company entered into interest derivatives designated as cash flow hedges of existing or future exposure to changes in interest rates. The company's risk management objective and strategy with respect to interest rate swaps was to protect the company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the forecasted issuance of long-term debt. This swap was designated as a cash flow hedge.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives is being reclassified to interest expense as interest payments are made on the company’s fixed-rate bonds.

The company's hedge portfolio did not contain any interest derivatives as of April 19, 2025.

As of December 28, 2024, the company’s hedge portfolio contained interest derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	7,686	—	—	7,686
Total	7,686	—	—	7,686

Liabilities:
Other current	—	—	—	—
Other long-term	—	—	—	—
Total	—	—	—	—
Net Fair Value	$7,686	$—	$—	$7,686

During the first quarter of Fiscal 2025, the company closed interest rate swaps previously entered into to protect the company against adverse fluctuations in interest rates with a cash settlement net receipt of $4.2 million. These swaps were designated as a cash flow hedge and the deferred amount reported in AOCI is being reclassified to interest expense as interest payments are made on the notes through maturity date.

The company previously entered into treasury rate locks at the time we executed the 2031 notes and 2026 notes. These rate locks were designated as a cash flow hedge and the fair value at termination was deferred in AOCI. The deferred amount reported in AOCI is being reclassified to interest expense as interest payments are made on the related notes through the maturity date.

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 19, 2025		December 28, 2024		April 19, 2025		December 28, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,674	Other current assets	$723	Other accrued liabilities	$608	Other accrued liabilities	$1,290
Interest rate contracts	Other assets	—	Other assets	7,686	Other long-term liabilities	—	Other long-term liabilities	—
Total		$1,674		$8,409		$608		$1,290

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 19, 2025	April 20, 2024	into Income (Effective Portion)(2)	April 19, 2025	April 20, 2024
Interest rate contracts	$3,160	$—	Interest expense	$170	$115
Commodity contracts	(4,246)	(566)	Production costs(3)	320	(665)
Total	$(1,086)	$(566)		$489	$(550)

1.
Amounts in parentheses indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively, related to the company’s commodity risk hedges.

At April 19, 2025, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(219)	$4,932	$4,713
Expiring in 2025	789	—	789
Expiring in 2026	10	—	10
Total	$580	$4,932	$5,512

Derivative Transactions Notional Amounts

As of April 19, 2025, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$5,427
Soybean oil contracts	7,342
Natural gas contracts	1,522
Corn contracts	1,347
Total	$15,638

The company’s derivative instruments contain no credit-risk related contingent features at April 19, 2025. As of April 19, 2025 and December 28, 2024, the company had $3.5 million and $4.0 million, respectively, in other current assets representing collateral for hedged positions. As of April 19, 2025 and December 28, 2024, the company had $3.4 million and $2.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

11. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 19, 2025	December 28, 2024
Prepaid assets	$3,673	$3,433
Service contracts	19,824	21,748
Prepaid insurance	3,060	6,911
Prepaid marketing and promotions	1,748	3,995
Fair value of derivative instruments	—	723
Collateral to counterparties for derivative positions	3,496	4,046
Income taxes receivable	13,248	12,712
Other	3,007	290
Total	$48,056	$53,858

Other non-current assets consist of (amounts in thousands):

	April 19, 2025	December 28, 2024
Unamortized financing fees	$2,268	$783
Investments	2,259	2,318
Investment in unconsolidated affiliate	1,481	1,481
Fair value of derivative instruments	—	7,686
Deposits	3,205	2,874
Noncurrent postretirement benefit plan asset	6,773	6,869
Other	505	96
Total	$16,491	$22,107

12. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 19, 2025	December 28, 2024
Employee compensation	$31,909	$35,521
Employee vacation	21,576	19,595
Restructuring-related accruals	—	86
Plant closure accruals	1,822	—
Employee bonus	9,403	50,422
Fair value of derivative instruments	608	1,290
Self-insurance reserves	34,705	34,392
Bank overdraft	8,492	14,459
Accrued interest	10,894	7,340
Accrued utilities	5,844	6,141
Accrued taxes	12,064	7,655
Accrued advertising	5,908	2,978
Accrued legal settlements	1,900	1,697
Accrued legal costs	4,258	4,032
Accrued short-term deferred income	2,243	2,380
Collateral due to counterparties for derivative positions	3,443	2,076
Repurchase obligations of distribution rights	3,929	18,965
Other	6,607	10,340
Total	$165,605	$219,369

The repurchase of distribution rights is part of a legal settlement which requires a phased repurchase of approximately 350 distribution rights. The company estimated the cost of these repurchases, and an additional 50 other California distribution rights that are not part of the settlement, in accordance with the settlement agreement and the amount is net of the remaining notes receivable balance. The repurchases began at the end of the first quarter of Fiscal 2024 and were completed during the second quarter of Fiscal 2025. See Note 16, Commitments and Contingencies, for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	April 19, 2025	December 28, 2024
Deferred income	$4,961	$5,445
Deferred compensation	28,776	28,306
Acquisition consideration payable to seller	17,824	—
Other	2,102	2,126
Total	$53,663	$35,877

13. ASSETS HELD FOR SALE

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

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 19, 2025 and December 28, 2024, respectively (amounts in thousands):

	April 19, 2025	December 28, 2024
Distribution rights	$24,704	$23,734
Property, plant and equipment	976	790
Total assets held for sale	$25,680	$24,524

14. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 6, Leases) consisted of the following at April 19, 2025 and December 28, 2024, respectively (amounts in thousands):

	April 19, 2025	December 28, 2024
Unsecured previous credit facility	$—	$2,200
Unsecured new credit facility	1,700	—
2031 notes	495,676	495,452
2026 notes	399,170	398,992
2035 notes	494,375	—
2055 notes	294,458	—
Accounts receivable repurchase facility	105,000	125,000
	1,790,379	1,021,644
Less current maturities of long-term debt	—	—
Total long-term debt	$1,790,379	$1,021,644

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at April 19, 2025 and December 28, 2024, which reduce the availability of funds under the senior unsecured revolving credit facility (such credit facility prior to February 5, 2025, the "previous credit facility" and, on and subsequent to February 5, 2025, the "new credit facility" and, together with the "previous credit facility, "the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

Senior Notes, Accounts Receivable Repurchase Facility, Credit Facility, and Term Loan Facility

2035 Notes. On February 14, 2025, the company issued $500.0 million of senior notes due 2035. The company pays semiannual interest on the 2035 notes on each March 15 and September 15 and the 2035 notes will mature on March 15, 2035. The notes bear interest at 5.750% per annum. Prior to December 15, 2034, the company may redeem the 2035 notes at its option, in whole or in part, at any time and from time to time, at the redemption prices described in the Officer’s Certificate establishing the specific terms and form of the 2035 notes, plus accrued and unpaid interest thereon to, but excluding, the redemption date. On or after December 15, 2034, the company may redeem the 2035 notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of 2035 notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade) with respect to the 2035 notes, the company will be required to make an offer to each holder of the 2035 notes to repurchase all or any part of such holder’s 2035 notes at a purchase price equal to 101% of the aggregate principal amount of the 2035 notes plus unpaid interest, if any, accrued to, but excluding, the date of repurchase, unless the company has exercised its option to redeem the 2035 notes in whole. The 2035 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2035 notes is $500.0 million. There was a debt discount of $0.9 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $4.8 million (including underwriting fees and other fees) on the 2035 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2035 notes. As of April 19, 2025, the company was in compliance with all restrictive covenants under the indenture governing the 2035 notes.

2055 Notes. On February 14, 2025, the company issued $300.0 million of senior notes due 2055. The company pays semiannual interest on the 2055 notes on each March 15 and September 15 and the 2055 notes will mature on March 15, 2055. The notes bear interest at 6.200% per annum. Prior to September 15, 2054, the company may redeem the 2055 notes at its option, in whole or in part, at any time and from time to time, at the redemption prices described in the Officer’s Certificate establishing the specific terms and form of the 2055 notes, plus accrued and unpaid interest thereon to, but excluding, the redemption date. On or after September 15, 2054, the company may redeem the 2055 notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of 2055 notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. If the company experiences a “change of control triggering event” (which involves a change of control of the company and the related rating of the notes below investment grade) with respect to the 2055 notes, the company will be required to make an offer to each holder of the 2055 notes to repurchase all or any part of such holder’s 2055 notes at a purchase price equal to 101% of the aggregate principal amount of the 2055 notes plus unpaid interest, if any, accrued to, but excluding, the date of repurchase, unless the company has exercised its option to redeem the 2055 notes in whole. The 2055 notes are also subject to customary restrictive covenants for investment grade debt, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2055 notes is $300.0 million. There was a debt discount of $2.0 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2055 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2055 notes. As of April 19, 2025, the company was in compliance with all restrictive covenants under the indenture governing the 2055 notes.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of April 19, 2025 and December 28, 2024, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of April 19, 2025 and December 28, 2024, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company entered into a $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April, 14, 2025, the company entered into Amendment No. 2 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2026 to April 14, 2027. In addition, the amendment added a provision that permits the company to request up to $50.0 million in additional commitment, for a total of up to $250.0 million, subject to the satisfaction of certain customary conditions of the facility. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 19, 2025 and December 28, 2024, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the sixteen weeks ended April 19, 2025:

Amount (thousands)
Balance at December 28, 2024	$125,000
Borrowings	45,000
Payments	(65,000)
Balance at April 19, 2025	$105,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of April 19, 2025:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(105,000)
Available for withdrawal	$95,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the sixteen weeks ended April 19, 2025:

Amount (thousands)
High balance	$155,000
Low balance	$105,000

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the first quarter of Fiscal 2025 related to the second amendment. The balance of unamortized financing costs was $0.3 million on April 19, 2025 and December 28, 2024, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Previous Credit Facility. The company was party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “amended and restated credit agreement”). The company has amended the amended and restated credit agreement eight times since execution, most recently on April 12, 2023 (the “eighth amendment”). Under the amended and restated credit agreement, our previous credit facility was a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of July 30, 2026; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the amended and restated

credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permitted the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 for at least two fiscal quarters. Additionally, the eighth amendment replaced the benchmark rate at which borrowings under the amended and restated credit agreement bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited ("Term SOFR"). As a result of these amendments and with respect to SOFR Loans, we could borrow at Term SOFR, plus a credit spread adjustment of 0.10% subject to a floor of zero.

In addition, the previous credit facility contained a provision that permitted the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the previous credit facility could be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The previous credit facility included certain customary restrictions, which, among other things, required maintenance of financial covenants and limited encumbrance of assets and creation of indebtedness. Restrictive financial covenants included such ratios as a minimum interest coverage ratio and a maximum leverage ratio.

New Credit Facility. On February 5, 2025, the company entered into a credit agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “new credit agreement”). The new credit agreement refinanced and replaced the amended and restated credit agreement. Under the new credit agreement, our new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of February 5, 2030; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the new credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permits the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the new credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 for at least two fiscal quarters.

In addition, the new credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio.

The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet its presently foreseeable financial requirements. As of April 19, 2025, the company was in compliance with all restrictive covenants under the new credit facility.

Financing costs paid at inception of the new credit facility and at the time amendments are executed are being amortized over the life of the new credit facility. The company incurred additional financing costs of $1.5 million during the first quarter of Fiscal 2025 for the new credit facility. The balance of unamortized financing costs was $1.9 million and $0.5 million on April 19, 2025 and December 28, 2024, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the new credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the previous credit facility, for the period up to February 5, 2025, and the new credit facility, for the period on and from February 5, 2025, during the sixteen weeks ended April 19, 2025.

Amount (thousands)
Balance at December 28, 2024	$2,200
Borrowings	1,700
Payments	(2,200)
Balance at April 19, 2025	$1,700

The table below presents the net amount available under the new credit facility as of April 19, 2025:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(1,700)
Letters of credit	(8,400)
Available for withdrawal	$489,900

The table below presents the highest and lowest outstanding balance under the previous credit facility, for the period up to February 5, 2025, and the new credit facility, for the period on and from February 5, 2025, during the sixteen weeks ended April 19, 2025:

Amount (thousands)
High balance	$2,200
Low balance	$—

Term Loan Facility. In connection with entering into the Agreement and Plan of Merger to acquire Simple Mills, the company entered into a commitment letter, pursuant to which, among other things, Royal Bank of Canada committed to provide debt financing for the consummation of the Simple Mills acquisition, consisting of a $795.0 million 364-day term loan facility (the "Term Loan Facility"), on the terms and subject to the conditions set forth in the commitment letter. In lieu of borrowing under the Term Loan Facility, the company issued the 2035 Notes and the 2055 Notes, on February 14, 2025, and terminated the outstanding commitments in respect of the Term Loan Facility. The company recognized costs of $3.6 million associated with the Term Loan Facility in the first quarter of Fiscal 2025 and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

Aggregate maturities of debt outstanding as of April 19, 2025 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2025	$—
2026	400,000
2027	105,000
2028	—
2029	—
2030 and thereafter	1,301,700
Total	$1,806,700

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 19, 2025 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2055 notes	$300,000	$5,542	$294,458
2035 notes	500,000	5,625	494,375
2031 notes	500,000	4,324	495,676
2026 notes	400,000	830	399,170
Total	$1,700,000	$16,321	$1,683,679

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of April 19, 2025 and December 28, 2024, there was $119.5 million and $120.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

16. COMMITMENTS AND CONTINGENCIES

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending eleven complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Five of these lawsuits seek class and/or collective action treatment. The remaining six cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in two of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016	On November 25, 2024, the court denied defendants' motion to decertify the FLSA collective action.
Salgado v. Flowers Foods, Inc. and Holsum Bakery, Inc.	4:22-cv-00420	U.S. District Court District of Arizona	9/15/2022

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

Since the beginning of Fiscal 2024, the company has settled, and the appropriate court has approved, the following collective/class action lawsuits filed by IDPs alleging that such IDPs were misclassified as independent contractors:

Case Name	Case No.	Venue	Date Filed	Comments
Ludlow et al. v. Flowers Foods, Inc., Flowers Bakeries, LLC and Flowers Finance, LLC	3:18-cv-01190	U.S. District Court Southern District of California	6/6/2018

On March 18, 2024, the court approved a settlement to settle this lawsuit and two companion cases – Maciel et al. v. Flowers Foods, Inc. et al., No. 3:20-cv-02059-JO-JLB (U.S. District Court for the Southern District of California) and Maciel v. Flowers Foods, Inc. et al., No. 20-CIV-02959 (Superior Court of San Mateo County, California). The settlement provides for a $55 million common fund, which was paid during the second quarter of Fiscal 2024, to cover settlement payments to a class of approximately 475 plaintiffs, service awards, attorneys’ fees and settlement administration expenses. The settlement also required a phased repurchase of distribution rights associated with approximately 350 territories in California. The company now services its California market with an employment model. The repurchase of distribution rights was completed in the second quarter of Fiscal 2025. The repurchase cost of the 350 territories, along with 50 additional California territories that are not part of the settlement, was $79.0 million (of which $65.3 million was originally included in other accrued liabilities and the remaining $14.9 million in a contra account to notes receivable). These amounts were recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income during Fiscal 2023, net of an adjustment recorded during the first quarter of Fiscal 2025 of $1.2 million.

See Note 14, Debt and Other Obligations, for additional information on the company’s commitments.

17. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net income	$52,998	$73,043
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,194	211,078
Basic earnings per common share	$0.25	$0.35
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,194	211,078
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	944	1,036
Diluted weighted average shares outstanding for common stock	212,138	212,114
Diluted earnings per common share	$0.25	$0.34

There were 2,010,338 and 407,670 anti-dilutive shares during the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the sixteen weeks ended April 19, 2025 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the sixteen weeks ended April 19, 2025 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/29/2024	303	2/29/2028	$24.63

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. Return on Invested Capital (“ROIC”) is calculated by dividing our profit, which is the net income adjusted for items impacting comparability, by the invested capital. Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.50 to 4.50 percentage points for the Fiscal 2025 and Fiscal 2024 awards and 1.75 to 4.75 percentage points for the Fiscal 2023 awards (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The ROIC Shares can be earned based on a ranges of target as defined below:

Difference of ROIC minus WACC	2025 and 2024 Award
Less than 150 basis points	0%
150 basis points	50%
300 basis points	100%
450+ basis points	150%

Difference of ROIC minus WACC	2023 Award
Less than 175 basis points	0%
175 basis points	50%
375 basis points	100%
475+ basis points	125%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. For awards granted starting in Fiscal 2024, if the grantee retires after attaining at least age 55, provided that the sum of the grantee's age plus years of service is an amount equal to or greater than 65, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. For awards granted prior to Fiscal 2024, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC Shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC Shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature, the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2023 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2024 and 2025 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 19, 2025 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/29/2024	303	2/29/2028	$20.47

Performance-Contingent Restricted Stock

The table below presents the TSR modifier share adjustment (a 13.25% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data):

Award Granted	Fiscal Year Vested	TSR Modifier Increase Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2022	2025	—	71,539	$1,150	$(2,630)	$7,475

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 19, 2025 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 28, 2024	1,835	$27.85
Granted	606	$22.55
Grant increase for achieving the ROIC modifier	72	$22.55
Vested	(412)	$27.78
Forfeited	(260)	$30.99
Nonvested shares at April 19, 2025	1,841	$25.65

As of April 19, 2025, there was $26.3 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”) at the beginning of the year. These awards vest on January 5th each year in equal installments over a three-year period which began in Fiscal 2022. Occasionally, awards may be issued that have a vesting period of less than three years. Dividends earned on shares will be held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

The following TBRSU Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 19, 2025 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/29/2024	915	Equally over 3 years	$20.47

The TBRSU Shares activity for the sixteen weeks ended April 19, 2025 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 28, 2024	987	$23.56
Vested	(397)	$24.19
Granted	915	$20.42
Forfeitures	(18)	$21.85
Nonvested shares at April 19, 2025	1,487	$21.48	2.28	$27,594

The table below presents the accumulated dividends on vested shares and the tax expense at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2024	2025	$240	$(149)	$5,072
2023	2025	$113	$(130)	$1,215
2022	2025	$149	$(100)	$1,096

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the sixteen weeks ended April 19, 2025, non-employee directors elected to receive, and were granted, an aggregate grant of 7,299 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2024. Non-employee directors received 2,209 shares of previously deferred board retainer deferrals during the sixteen weeks ended April 19, 2025.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2024, non-employee directors were granted 72,270 shares for their annual grant pursuant to the Omnibus Plan. Non-employee directors received 11,750 shares of previously deferred annual grant awards during the sixteen weeks ended April 19, 2025.

The deferred stock activity for the sixteen weeks ended April 19, 2025 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 28, 2024	79	$23.52
Vested	(7)	$22.51
Granted	7	$20.55
Nonvested shares at April 19, 2025	79	$23.33	0.34	$264

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Performance-contingent restricted stock awards	$7,118	$7,250
TBRSU Shares	4,315	3,360
Deferred and restricted stock	568	519
Total stock-based compensation	$12,001	$11,129

19. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at April 19, 2025 compared to accounts at December 28, 2024 (amounts in thousands):

	April 19, 2025	December 28, 2024
Noncurrent benefit asset	$6,773	$6,869
Current benefit liability	$703	$703
Noncurrent benefit liability	$5,241	$5,511
AOCI, net of tax	$(348)	$(257)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2024 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the sixteen weeks ended April 19, 2025 and April 20, 2024.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Service cost	$187	$224
Interest cost	357	362
Expected return on plan assets	(425)	(494)
Amortization of prior service cost	8	18
Amortization of net loss	—	13
Total net periodic pension cost	$127	$123

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Total cost and employer contributions	$10,777	$10,520

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

20. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 19, 2025 was 25.6% compared to 24.0% for the sixteen weeks ended April 20, 2024. The increase in the rate was primarily due to a discrete tax expense in the current quarter when compared to the discrete tax benefit for the prior year quarter. For the periods presented, the discrete items in the effective rate relate to state income taxes, shortfalls in the current period and windfalls in the prior year period on the vesting of stock-based compensation awards, and benefits recognized from tax credits. During the sixteen weeks ended April 19, 2025, the primary differences in the effective rate and the statutory rate were state income taxes.

During the sixteen weeks ended April 19, 2025, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of April 19, 2025, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 19, 2025, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 19, 2025 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of this Form 10-Q. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales for variable consideration and consideration payable to customers.

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
•
Results of operations — analyzes the company’s consolidated results of operations for the comparative period presented in our Condensed Consolidated Financial Statements.
•
Liquidity and capital resources — analyzes cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This structure results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years). Fiscal 2025 is a 53-week year with the extra week in the fourth quarter. Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion. For more information regarding these items, see the reference to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q as indicated in the table:

	For the Sixteen Weeks Ended		Footnote
	April 19, 2025	April 20, 2024	Disclosure
	(Amounts in thousands)
Business process improvement costs	$891	$3,683	Note 1
Restructuring charges	573	598	Note 3
Restructuring-related implementation costs	4,288	1,344	Note 3
Plant closure costs and impairment of assets	7,397	4,000	Note 1, 11
Legal settlements and related costs	697	—	Note 16
Acquisition-related costs	13,764	—	Note 5
	$27,610	$9,625
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including an upgrade to our information system, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. The ERP upgrade is discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, are detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $30.0 million to $35.0 million for Fiscal 2025.
•
Restructuring charges and related implementation costs During the first quarter of Fiscal 2025, we began a review of our cost to serve focused on improving efficiencies and identifying cost reduction opportunities. We expect this analysis to continue in subsequent quarters of Fiscal 2025. The company incurred $4.3 million of consulting costs associated with this review and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a reduction-in-force ("RIF") and other expense optimization initiatives. In the first quarter of Fiscal 2024, the company incurred $0.6 million of RIF costs and made payments of $0.2 million. The company incurred final RIF charges totaling $0.6 million and made payments of $0.7 million in the first quarter of Fiscal 2025. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income. The company also incurred consulting costs associated with implementing the restructuring program of $1.3 million in the first quarter of Fiscal 2024 and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

•
Plant closure costs and impairment of assets On February 12, 2025, the company announced the closure of its Bailey Street Bakery located in Atlanta, Georgia. The bakery produced bread and bun products and ceased production on April 16, 2025. This bakery closure is part of our strategy to optimize capacity within our supply chain. Closure costs included asset impairment charges and equipment relocation costs of $6.1 million and severance costs of $1.3 million and are recorded in the first quarter of Fiscal 2025.

In the first quarter of Fiscal 2024, we recognized an impairment loss of $4.0 million related to our investment in Base Culture, a Clearwater, Florida-based company with one manufacturing facility. This investment is being accounted for at cost, less any impairment, as we do not control, nor do we have the ability to significantly influence Base Culture. The company recorded impairment losses on this investment in previous years and the current carrying value is approximately $1.5 million.

•
Legal settlements and related costs In the first quarter of Fiscal 2025, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs' attorney fees, of $1.9 million. In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million which was paid in the second quarter of Fiscal 2024. The settlement also required a phased repurchase of approximately 350 distribution territories in California and the company previously estimated this cost, along with the cost to repurchase approximately 50 other California distribution territories that are not part of the settlement, to be approximately $80.2 million. The repurchases of the distribution rights commenced at the end of the first quarter of Fiscal 2024 and were completed early in the second quarter of Fiscal 2025 for a total cost of $79.0 million. The company recognized an adjustment to the repurchase liability of $1.2 million in the first quarter of Fiscal 2025 in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.
•
Acquisition-related costs On February 21, 2025, the company completed the acquisition of Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes, for total consideration of approximately $848.5 million. The goodwill, identifiable intangible assets, taxes, and certain other assets and liabilities and post-close purchase price adjustments are still under review. The company funded the cash consideration and related acquisition fees and expenses with the net proceeds of the Notes (as defined below) offerings completed on February 14, 2025. In the first quarter of Fiscal 2025, we incurred acquisition-related costs of $13.8 million and these costs are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

Executive Overview

Business

Flowers is the second-largest producer and marketer of packaged bakery foods in the U.S. Our principal products include breads, buns, rolls, snack items (bars, cakes, cookies, and crackers), bagels, English muffins, tortillas, and baking mixes and are sold under a variety of brand names, including Nature’s Own, Dave's Killer Bread ("DKB"), Canyon Bakehouse, Simple Mills, Wonder, Tastykake, and Mrs. Freshley’s. Our brands are among the best known in the U.S. baking industry. Many of our brands have a major presence in the product categories in which they compete. We manage our business as two operating segments and one reportable segment.

Flowers’ strategic priorities include developing our team, focusing on our brands, prioritizing our margins, and proactively seeking smart, disciplined acquisitions. We believe that executing on our strategic priorities will drive future growth and margin expansion and deliver meaningful shareholder value over time allowing us to achieve our long-term financial targets of 1% to 2% sales growth, 4% to 6% EBITDA growth, and 7% to 9% EPS growth. The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

Simple Mills Acquisition

As discussed above, on February 21, 2025, the company completed the acquisition of Simple Mills expanding the company’s presence in the better-for-you snacking category, diversifying our category exposure, and enhancing the company's growth and margin prospects. Founded in 2012, Simple Mills is a market-leading natural brand offering premium better-for-you crackers, cookies, snack bars, and baking mixes. Built upon the belief that food has the power to spark impactful change, Simple Mills’ mission is to revolutionize the way food is made to positively impact people and the planet. The brand’s stunningly simple ingredients, pioneering use of nutrient-dense nut, seed, and vegetable flours, and exceptional taste have cultivated unmatched brand love and loyalty among natural and mainstream consumers alike. Simple Mills' products are produced by co-manufacturers and distributed via warehouse distribution, and are available nationwide across more than 30,000 natural and conventional stores.

Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+ w/ Conv 16 Weeks Ended 4/20/25).
•
We acquired Simple Mills on February 21, 2025 with its brand of better-for-you snacks and baking mixes which contributed $24.3 million of sales in the first quarter of Fiscal 2025.
•
We introduced Wonder snack cakes at the end of the first quarter of Fiscal 2025.
•
Our Branded Retail sales comprised 65.1% of total sales for the sixteen weeks ended April 19, 2025 as compared to 64.4% for the sixteen weeks ended April 20, 2024.
•
As of April 19, 2025, we operated 44 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack items, bagels, English muffins, and tortillas.
•
We distribute our fresh bakery foods through a DSD distribution system, whereby product is primarily sold by a network of IDPs to retail and foodservice customers. In certain markets, we utilize a sales employee model to facilitate the distribution of product through our DSD distribution system.
•
We offer nationwide distribution of certain fresh snack items and frozen breads and rolls via contract carriers.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including any impact from the imposition of tariffs, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results for the first quarter of Fiscal 2025 were negatively impacted by softer sales due to increased weakness in the fresh packaged bread category, most notably for branded traditional loaf breads, and in the cake category. However, sales of our more premium, better-for-you branded products, such as organic, Keto, and gluten-free, increased quarter over quarter. Additionally, sales attributed to the Simple Mills acquisition, which diversifies our category exposure, partially offset the overall sales decline. We introduced Wonder snack cakes in the first quarter of Fiscal 2025 to improve our sales in the cake category.

Supply chain and other disruptions could negatively impact production volumes as the global and U.S. supply chain remains uncertain. Although the conflict between Russia and Ukraine, the conflict in the Middle East, and the imposition of tariffs (including retaliatory tariffs) have not impacted our operations directly, we are closely monitoring the impact on the broader economy including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and workforce availability, could negatively impact, our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover could negatively impact our results. These and other factors, including, but not limited to, high employment rates and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively impact the efficiency of our production lines and our ability to operate at, or near, full capacity, and could result in increased labor costs, including additional overtime to meet demand, and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover has and could continue to have a negative impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” section below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 1.4% for the sixteen weeks ended April 19, 2025 compared to the same quarter in the prior year due to volume declines of 2.7% and negative price/mix of 0.3%, partially offset by the acquisition contribution of 1.6%. Branded Retail sales declined 0.4% and sales in the Other sales category decreased 3.3%. Negative price/mix in Branded Retail resulted from competitive marketplace dynamics, partially offset by positive price/mix in the Other sales category from optimizing our foodservice business. Both sales categories experienced softer volumes with the largest decline in sales of branded traditional loaf breads.

For the sixteen weeks ended April 19, 2025, income from operations was $85.1 million compared to $101.5 million in the prior year period. The decrease resulted mostly from softer sales, greater outside purchases of product, increased expenses for labor, rent, and acquisition-related costs, and lower production volumes. Moderating input costs and, to a lesser extent, benefits from optimizing our foodservice business and lower distributor distribution fees partially offset the decrease quarter over quarter.

Net income for the sixteen weeks ended April 19, 2025 was $53.0 million compared to $73.0 million in the prior year quarter. The decrease quarter over quarter resulted primarily from the decrease in income from operations, as described above, combined with increased interest expense from funding the acquisition and the impact of a higher effective tax rate in the current year quarter.

During the sixteen weeks ended April 19, 2025, we generated net cash flows from operations of $135.6 million, paid $791.9 million of the total consideration of approximately $848.5 million for the Simple Mills acquisition, invested $25.6 million in capital expenditures, and increased our indebtedness by $776.6 million primarily to fund the acquisition. Additionally, we paid $52.3 million in dividends to our shareholders. On February 5, 2025, we entered into a $500.0 million five-year senior unsecured revolving credit facility (the "new credit facility") which refinanced and replaced our existing credit facility (the "previous credit facility"). On February 14, 2025, we issued $500.0 million aggregate principal amount of 5.750% Senior Notes (the "2035 Notes") and $300.0 million aggregate principal amount of 6.200% Senior Notes (the "2055 Notes"). On April 14, 2025, we amended the accounts receivable repurchase facility (the "repurchase facility") to, among other things, extend the scheduled facility expiration date to April 14, 2027.

During the sixteen weeks ended April 20, 2024, we generated net cash flows from operations of $105.1 million, invested $33.3 million in capital expenditures, and decreased our indebtedness $5.0 million. Also, in the prior year period, we paid $51.1 million in dividends to our shareholders and repurchased $8.9 million of company stock.

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

ERP Upgrade

Our ERP initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2026. We currently estimate total costs for the upgrade of our ERP system will be approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized). As of April 19, 2025, we have incurred costs related to the project of approximately $247 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively, are set forth in the tables below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 19, 2025	April 20, 2024	April 19, 2025	April 20, 2024	Dollars	%
Net sales	$1,554,230	$1,576,818	100.0	100.0	$(22,588)	(1.4)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	778,346	797,186	50.1	50.6	(18,840)	(2.4)
Selling, distribution and administrative expenses	633,513	625,251	40.8	39.7	8,262	1.3
Restructuring charges	573	598	0.0	0.0	(25)	(4.2)
Plant closure costs and impairment of assets	7,397	4,000	0.5	0.3	3,397	84.9
Depreciation and amortization	49,268	48,235	3.2	3.1	1,033	2.1
Income from operations	85,133	101,548	5.5	6.4	(16,415)	(16.2)
Other components of net periodic pension and postretirement benefit plans credit	(117)	(158)	(0.0)	(0.0)	41	(25.9)
Interest expense, net	14,048	5,611	0.9	0.4	8,437	150.4
Income before income taxes	71,202	96,095	4.6	6.1	(24,893)	(25.9)
Income tax expense	18,204	23,052	1.2	1.5	(4,848)	(21.0)
Net income	$52,998	$73,043	3.4	4.6	$(20,045)	(27.4)
Comprehensive income	$51,332	$72,954	3.3	4.6	$(21,622)	(29.6)

Percentages may not add due to rounding.

SIXTEEN WEEKS ENDED APRIL 19, 2025 COMPARED TO SIXTEEN WEEKS ENDED APRIL 20, 2024

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 19, 2025	April 20, 2024	April 19, 2025	April 20, 2024	Dollars	%
Branded Retail	$1,011,273	$1,015,130	65.1	64.4	$(3,857)	(0.4)
Other	542,957	561,688	34.9	35.6	(18,731)	(3.3)
Total	$1,554,230	$1,576,818	100.0	100.0	$(22,588)	(1.4)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	(0.9)	0.4	(0.3)
Volume*	(1.9)	(3.7)	(2.7)
Acquisition	2.4	—	1.6
Total percentage change in net sales	(0.4)	(3.3)	(1.4)

^ Includes sales reductions from variable consideration and payments to customers.
* Computations above are calculated as follows (the Total column is consolidated and is not adding the Branded Retail and Other columns):
Price/Mix $ = Current year period units x change in price per unit
Price/Mix % = Price/Mix $ ÷ Prior year period Net Sales $

Volume $ = Prior year period price per unit x change in units
Volume % = Volume $ ÷ Prior year period Net Sales $

The company disaggregates its sales into two categories, Branded Retail and Other. These categories align with our brand-focused strategy to drive above-market growth via innovation and focusing on higher-margin products. The Other category includes store branded retail and non-retail sales (foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing).

Sales decreased quarter over quarter due to softer volumes in both sales categories and overall negative price/mix, partially offset by the Simple Mills acquisition contribution. Volumes continue to be pressured by weakness in the fresh packaged bread and cake categories. Negative price/mix for Branded Retail sales and store branded retail sales was partially offset by improved price/mix for our foodservice business from executing our portfolio optimization strategies beginning in the second quarter of the prior year. To remain competitive in a promotional environment, we increased our promotional activity quarter over quarter.

We anticipate our Fiscal 2025 sales will be higher than Fiscal 2024 sales due to the acquisition contribution, optimizing our non-retail business, new product innovation, and the additional week in Fiscal 2025. However, category headwinds, changes in consumer buying patterns, and increases in promotional activity could partially offset that improvement.

Branded Retail Sales

Branded Retail sales decreased 0.4% quarter over quarter due to volume declines and unfavorable price/mix resulting from increased promotional activity, partially offset by the acquisition contribution. Further weakening in the fresh packaged bread and cake categories from changes in consumer buying patterns and inflationary pressure on consumer spending also negatively impacted sales year over year. Declines for branded traditional loaf products drove the volume decrease. Volume growth in more-premium branded products such as DKB organic, Nature's Own Keto, and Canyon Bakehouse gluten-free, partially offset the decrease.

We continue to invest in these more-premium and better-for-you products and the Simple Mills acquisition increases our investment in the better-for-you category. Simple Mills' branded snack items, combined with the DKB organic snack bars and bites, further diversifies our category exposure beyond fresh packaged breads and buns. The nationwide roll out of DKB snack bites is in progress during Fiscal 2025.

To grow our cake sales, we introduced our Wonder branded cake products towards the end of the first quarter of Fiscal 2025. Additionally, sales from newer product introductions, such as Nature's Own small loaves and Keto buns and Wonder bagels and English muffins, all introduced subsequent to the first quarter of Fiscal 2024, partially offset the Branded Retail sales decrease.

Other Sales

Sales in the Other category decreased 3.3% due to softer volumes for both store branded retail and non-retail sales due to inflationary pressure on consumer spending and from executing our non-retail margin optimization strategies. Store branded retail sales declined due to negative price/mix and lower volumes. Our non-retail sales experienced softer volumes in all categories except contract manufacturing. This was partially offset by favorable price/mix from optimizing our foodservice business subsequent to the first quarter of Fiscal 2024.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 19, 2025 % of Sales	April 20, 2024 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	28.4	30.0	(1.6)
Workforce-related costs	14.7	14.3	0.4
Other	7.0	6.3	0.7
Total	50.1	50.6	(0.5)

Materials, supplies, labor and other production costs as a percent of sales decreased quarter over quarter primarily due to moderating ingredient costs. Lower production volumes, higher workforce-related costs, and increased outside purchases of product (sales with no associated ingredient costs) partially offset the overall improvement. The decrease in ingredient costs was mostly attributed to lower pricing for commodities such as flour, fats, and oils and increased outside purchases of product. Higher costs for other ingredients such as sweeteners, eggs, and cocoa partially offset the decrease. Wage inflation and lower production volumes resulted in increased workforce-related costs as a percent of sales. We expect the impact of lower production volumes to continue to negatively impact our operations. Outside purchases of product are included in the Other line item in the table above and largely relate to purchases of Simple Mills products, all of which are co-manufactured, and certain DKB products. We expect greater outside purchases of product to continue due to the Simple Mills acquisition.

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation (including tariffs), weather conditions, domestic and international demand, availability due to supply conditions, including livestock disease, or other unforeseen circumstances, and we monitor these markets closely. We use eggs in several of our products and have and could continue to be adversely impacted from increased costs and/or reduced availability of supply as a result of the avian influenza that has been detected in egg-laying flocks. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the cost of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 19, 2025 % of Sales	April 20, 2024 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	13.0	11.9	1.1
Distributor distribution fees	12.4	13.8	(1.4)
Other	15.4	14.0	1.4
Total	40.8	39.7	1.1

Workforce-related costs increased as a percent of sales quarter over quarter primarily due to a shift from distributor distribution fees and wage inflation on lower sales, partially offset by benefits of cost savings programs implemented subsequent to the first quarter of the prior year and lower incentive compensation costs. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs, mostly due to the company converting to an employee-based model in California, and sales declines. The conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to the acquisition-related costs and, to a lesser extent, increased vehicle rent expenses related to the California conversion. See the “Matters Affecting Comparability” section above for a discussion of the acquisition-related expenses.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the first quarter of Fiscal 2025 increased in dollars and as a percent of sales primarily due to amortization expense associated with the intangible assets acquired in the Simple Mills acquisition and we expect this trend to continue for the remainder of Fiscal 2025.

Income from Operations

Income from operations for the sixteen weeks ended April 19, 2025 decreased as a percent of sales compared to the prior year quarter primarily due to sales declines, higher selling, distribution, and administrative costs, as described above, lower production volumes, and greater outside purchases of product. Moderating ingredient costs and benefits from optimizing our foodservice business partially offset the decrease.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter due to the issuance of the Notes (as defined below) on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses. We expect net interest expense to be elevated for the remainder of Fiscal 2025.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 19, 2025 was 25.6% compared to 24.0% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to a shortfall tax expense on stock-based compensation. For the periods presented, the primary differences in the effective rate relate to state income taxes, shortfalls in the current period and windfalls in the prior year period on the vesting of stock-based compensation awards, and benefits recognized from tax credits.

Comprehensive Income

Comprehensive income changed primarily due to the decrease in net income quarter over quarter.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the sixteen weeks ended April 19, 2025, volatility in global and U.S. economic environments, as a result of, among other things, the inflationary economic environment, supply chain disruptions, including any impact from the imposition of tariffs, labor shortages, the conflict between Russia and Ukraine, and the conflict in the Middle East, could significantly impact our ability to generate future cash flows and we continue to evaluate these various potential business risks. Those potential risks include the possibility of future economic downturns that could shift consumer demand away from our Branded Retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement and expense of raw materials and packaging items, the workforce available to us, among other risks.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. As of April 19, 2025, we had total available liquidity of $592.2 million, consisting of cash on hand and the available balances under the new credit facility and the repurchase facility.

Liquidity Discussion for the Sixteen Weeks Ended April 19, 2025 and April 20, 2024

Cash and cash equivalents were $7.3 million at April 19, 2025 and $5.0 million at December 28, 2024. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 19, 2025	April 20, 2024	Change
Cash provided by operating activities	$135,634	$105,149	$30,485
Cash disbursed for investing activities	(836,014)	(35,927)	(800,087)
Cash provided by (disbursed for) financing activities	702,715	(75,931)	778,646
Total change in cash	$2,335	$(6,709)	$9,044

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024	Change
Depreciation and amortization	$49,268	$48,235	$1,033
Impairment of assets	5,495	4,000	1,495
(Gain) loss reclassified from accumulated other comprehensive income to net income	(426)	886	(1,312)
Allowances for accounts receivable	1,932	2,445	(513)
Stock-based compensation	12,001	11,129	872
Deferred income taxes	5,806	6,951	(1,145)
Other non-cash items	3,059	4,575	(1,516)
Net non-cash adjustment to net income	$77,135	$78,221	$(1,086)

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding the impairment of assets.
•
For the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively, the deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards, the impact of payments for a previously accrued legal settlement for the repurchase of distribution rights, and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024	Change
Changes in accounts receivable	$(7,999)	$(32,833)	$24,834
Changes in inventories	(18,185)	4,523	(22,708)
Changes in hedging activities	6,508	(1,202)	7,710
Changes in accounts payable	55,223	(16,499)	71,722
Changes in other assets and accrued liabilities	(30,046)	(104)	(29,942)
Net changes in working capital	$5,501	$(46,115)	$51,616

•
Changes in accounts receivable were mainly attributable to changes in sales quarter over quarter. Changes in inventories resulted primarily from volatility in input costs and timing of sell-through of inventories. Changes in accounts payable for the first quarter of Fiscal 2025 were mainly attributable to extending payment terms, and changes for the first quarter of Fiscal 2024 were mainly due to volatility in input prices.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in prepaid assets in each respective period and income tax receivables in the prior year period. Changes in employee compensation, interest, and insurance liability accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2025 and Fiscal 2024, we paid $53.8 million and $31.9 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.4 million and $1.9 million was paid during the first quarter of Fiscal 2025 and Fiscal 2024, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 19, 2025, the company accrued $1.9 million in legal settlements and paid $1.7 million that had been accrued for in the prior year.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024	Change
Purchases of property, plant, and equipment	$(25,556)	$(33,332)	$7,776
Repurchases of independent distributor distribution rights, net of principal payments from notes receivable	(18,592)	(2,655)	(15,937)
Proceeds from sale of property, plant and equipment	14	60	(46)
Acquisition of business, net of cash acquired	(791,880)	—	(791,880)
Net cash disbursed for investing activities	$(836,014)	$(35,927)	$(800,087)

•
We currently anticipate capital expenditures of $140.0 million to $150.0 million for Fiscal 2025 (inclusive of expenditures for the ERP upgrade of $4.0 million to $6.0 million).
•
The repurchases of the California distribution rights contributed to most of the change in the repurchases of distribution rights, net of principal payments on notes receivable. The company completed the California repurchases early in the second quarter of Fiscal 2025.
•
As discussed in the "Executive Overview" section above, on February 21, 2025, we completed the Simple Mills acquisition for total cash consideration of approximately $848.5 million of which $791.9 million, which is net of cash acquired, was paid in the first quarter of Fiscal 2025. The determination of the final purchase price is pending post-close purchase price adjustments.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2025	April 20, 2024	Change
Dividends paid, including dividends on stock-based payment awards	$(52,323)	$(51,106)	$(1,217)
Payments for financing fees	(10,056)	(150)	(9,906)
Stock repurchases	(5,499)	(8,879)	3,380
Change in bank overdrafts	(5,967)	(10,701)	4,734
Net change in debt obligations	776,580	(5,000)	781,580
Payments on financing leases	(20)	(95)	75
Net cash provided by (disbursed for) financing activities	$702,715	$(75,931)	$778,646

•
Our Board of Directors declared the following quarterly dividends during the sixteen weeks ended April 19, 2025 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 14, 2025	February 28, 2025	March 14, 2025	$0.2400	$50,671

•
Additionally, we paid dividends of $1.7 million at the time of vesting of certain restricted stock awards. The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. While there are no requirements to increase our dividend rate, we have shown a recent historical trend to do so. We anticipate funding future dividend payments from cash flows from operations.
•
In the first quarter of Fiscal 2025, we paid financing fees associated with issuing the Notes (as defined below), refinancing and replacing the previous credit facility with the new credit facility, and amending the repurchase facility. In the first quarter of Fiscal 2024, we paid financing associated with amending the repurchase facility.

•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 19, 2025 and April 20, 2024, we repurchased 286,980 and 388,291 shares of our common stock for $5.5 million and $8.9 million, respectively, under a share repurchase plan approved by our Board of Directors. All of the shares acquired in the first quarter of Fiscal 2025 and a portion of the prior period share repurchases were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to issuing the Notes to fund the Simple Mills acquisition in the first quarter of Fiscal 2025. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 19, 2025 and December 28, 2024, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 6, Leases, and Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	April 19, 2025	December 28, 2024	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2055 notes	$294,458	$—	Fixed Rate	2055
2035 notes	494,375	—	Fixed Rate	2035
2031 notes	495,676	495,452	Fixed Rate	2031
2026 notes	399,170	398,992	Fixed Rate	2026
New credit facility	1,700	—	Variable Rate	2030
Previous credit facility	—	2,200	Variable Rate
Accounts receivable repurchase facility	105,000	125,000	Variable Rate	2027
Right-of-use lease obligations	333,015	322,989		2036
	2,123,394	1,344,633
Less: Current maturities of long-term debt and right- of-use lease obligations	(73,310)	(68,524)
Long-term debt and right-of-use lease obligations	$2,050,084	$1,276,109

Total stockholders' equity
Total stockholders' equity	$1,415,625	$1,410,114

The repurchase facility and the credit facilities are generally used for short-term liquidity needs. Changes to the new credit facility and previous credit facility are detailed below. See Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and throughout the world due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, including any impact from the imposition of tariffs, increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. There is no current portion payable over the next year for our debt obligations as of April 19, 2025. Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total facility limit and a formula derived amount based on qualifying trade receivables.

The following table details the amounts available under the repurchase facility and the credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 19, 2025:

	Amount Available		For the Sixteen Weeks Ended April 19, 2025
	for Withdrawal at		Highest	Lowest
Facility	April 19, 2025		Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility (1)	$95,000		$155,000	$105,000
New credit facility (2)	489,900		1,700	—
Previous credit facility	—	*	2,200	—
	$584,900
* The previous credit facility was refinanced and replaced by the new credit facility on February 5, 2025.

(1)
Amount excludes a provision in the repurchase facility agreement which allows the company to request up to $50.0 million in additional commitment.
(2)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the sixteen weeks ended April 19, 2025, the company made $1.7 million in revolving borrowings and $2.2 million in payments on revolving borrowings under the credit facility. The amount available under the new credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the new credit facility are variable rate debt and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, the cost of using these facilities becomes more expensive and results in increased interest expense.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 19, 2025, the company was in compliance with all restrictive covenants under our debt agreements.

In connection with entering into the Agreement and Plan of Merger to acquire Simple Mills, the company entered into a commitment letter, pursuant to which, among other things, Royal Bank of Canada committed to provide debt financing for the consummation of the Simple Mills acquisition, consisting of a $795.0 million 364-day term loan facility (the "Term Loan Facility"), on the terms and subject to the conditions set forth in the commitment letter. In lieu of borrowing under the Term Loan Facility, the company issued the 2035 Notes and the 2055 Notes, on February 14, 2025, and terminated the outstanding commitments in respect of the Term Loan Facility. The company recognized costs of $3.6 million associated with the Term Loan Facility in the first quarter of Fiscal 2025 and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

On February 5, 2025, we entered into the new credit facility, a $500.0 million senior unsecured revolving credit facility pursuant to a Credit Agreement (the “2025 Revolving Credit Agreement”), dated as of February 5, 2025, with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The new credit facility refinances and replaces the previous credit facility entered into pursuant to the amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as amended, restated, modified or supplemented from time to time). The maturity date of the previous credit facility was July 30, 2026. No borrowings were outstanding under the previous credit facility upon its termination.

The new credit facility has an initial maturity date of February 5, 2030. Under the new credit facility, up to $50.0 million of availability may be drawn in the form of letters of credit and up to $50.0 million of availability may be drawn in the form of swingline loans. The new credit facility also includes an incremental facility whereby the company may increase the commitments to up to $700.0 million if certain conditions are met.

Borrowings under the new credit facility bear interest, at the option of the company, based on the Secured Overnight Financing Rate (“SOFR”) or the “base rate” plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid set forth in the 2025 Revolving Credit Agreement based on the company’s leverage and debt rating, ranging from a maximum of 1.525% in the case of SOFR-based loans and 0.525% in the case of base rate loans to a minimum of 0.815% in the case of SOFR-based loans and 0.00% in the case of base rate loans, based upon the company’s then applicable leverage ratio and debt rating. In addition, the new credit facility bears an additional facility fee on the full amount of the commitments, also determined by reference to the pricing grid, and ranging from a maximum of 0.225% to a minimum of 0.06%, based upon the company’s then applicable leverage ratio and debt rating.

On February 14, 2025, the company issued the 2035 Notes and the 2055 Notes (together, the “Notes”), pursuant to the Indenture, dated as of April 3, 2012 (the “Base Indenture”), by and between the company, as issuer, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, as amended and supplemented from time to time, including without limitation, pursuant to an Officer’s Certificate, dated February 14, 2025 (together with the Base Indenture, the “Indenture”), establishing the specific terms and forms of the Notes, each as a new series of securities under the Indenture, and appointing Regions Bank to serve as series trustee with respect to the Notes. The company used the net proceeds of the offering, together with cash on hand, (i) to fund the cash consideration for the Simple Mills acquisition, (ii) to pay fees and expenses related to the Simple Mills acquisition and the offering, and (iii) for general corporate purposes. The company intends to maintain its balanced capital deployment model, along with a commitment to its investment grade debt rating.

On April 14, 2025, the company amended the repurchase facility to, among other things, extend the scheduled facility expiration date to from April 14, 2026 to April 14, 2027 and add a provision that permits the company to request up to $50.0 million in additional commitment, for a total of up to $250.0 million, subject to the satisfaction of certain customary conditions of the facility.

At April 19, 2025, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 19, 2025, 286,980 shares, at a cost of $5.5 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 19, 2025, 73.3 million shares, at a cost of $761.5 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 19, 2025, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $1.1 million, based on quoted market prices. All of this amount relates to instruments that will be utilized in Fiscal 2025 except for an immaterial amount that will be utilized in Fiscal 2026.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 19, 2025, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $1.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the CEO and the CFO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 19, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 16, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Loss of one or more of our independent contract manufacturers could adversely affect our business.

We periodically enter into arrangements with independent contract manufacturers, or co-manufacturers, of products. In some cases, a co-manufacturer may produce all of our requirements for a particular product or brand. Our future ability to enter into co-manufacturing arrangements is not guaranteed. If we lose or need to change one or more co-manufacturers or fail to retain co-manufacturers for newly acquired or developed products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could adversely affect our business, financial condition or results of operations.

Changes in tariffs and other trade disruptions may impact our business, results of operations and financial condition, depending on future developments, which are highly uncertain and are difficult to predict.

The extent to which recently announced tariffs (including retaliatory tariffs) and other trade disruptions (such as embargoes, sanctions and export controls) may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. Such tariffs, trade disruptions and future developments may impact the consumer, our workforce and operations, as well as the workforce, operations and financial prospects of our customers, vendors and suppliers. There is considerable uncertainty regarding the extent to which tariffs and/or other trade disruptions (such as embargoes, sanctions and export controls) will be enacted and the duration for which enacted tariffs and/or other trade disruptions will be in place and such developments could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Some of the impacts our business may experience as a result of tariffs and other trade disruptions include, but are not limited to, increases of the costs of the ingredients, packaging and other materials necessary to produce, distribute and sell our products, and an unfavorable shift in sales mix away from our Branded Retail products, due to a change in consumer buying patterns as a result of increased prices in the economy as a whole. In addition, our compliance with any such newly enacted tariffs and/or other trade disruptions could increase our cost of doing business, restrict our ability to operate our business or execute our strategies, and could result in fines and penalties or reputational harm if we are found to not be in full compliance. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, results of operations and financial condition.

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

During the sixteen weeks ended April 19, 2025, 286,980 million shares, at a cost of $5.5, were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 19, 2025, 73.3 million shares, at a cost of $761.5 million, have been repurchased. The company currently has 21.3 million shares remaining available for repurchase under the share repurchase plan.

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2024 — January 25, 2025	135	*	$20.07	135	*	21,402
January 26, 2025 — February 22, 2025	152	*	$18.35	152	*	21,250
February 23, 2025 — March 22, 2025	—		—	—		21,250
March 23, 2025 — April 19, 2025	—		—	—		21,250
Total	287		$19.16	287

* These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended April 19, 2025.

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit
No			Name of Exhibit
2.1		_

Agreement and Plan of Merger, dated as of January 7, 2025, by and among Flowers Foods, Inc., Daffodil Acquisition Sub, LLC, Daffodil Merger Sub, Inc., Purposeful Foods Holdings, Inc., and the Equityholders' Representative named therein (Incorporated by reference to Exhibit 2.7 to Flowers Foods’ Annual Report on Form 10-K, dated February 18, 2025, File No. 1-16247).

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

4.1		_

Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated February 14, 2025 (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated February 14, 2025, File No. 1-16247).

4.2		_	Form of 5.750% Senior Notes due 2035 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated February 14, 2025, File No. 1-16247).
4.3		_	Form of 6.200% Senior Notes due 2055 (Incorporated by reference to Exhibit 4.4 to Flowers Foods’ Current Report on Form 8-K, dated February 14, 2025, File No. 1-16247).
10.1		_

Credit Agreement, dated as of February 5, 2025, by and among Flowers Foods, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 7, 2025, File No. 1-16247).

10.2	*	—

Joinder Agreement, dated as of March 5, 2025, by Flowers Bakeries Sales of Desert Mountain, LLC in favor of Coöperatieve Rabobank U.A., New York Branch, as Buyer, with respect to (1) that certain Master Framework Agreement, dated as of April 14, 2023 (as amended, supplemented or otherwise modified and in effect from time to time), among the parties named as Originators therein, Flowers Foods, Inc., as Seller, the “Buyer Funding Parties” party thereto and the Buyer and (2) that certain Receivables Sale and Distribution Agreement, dated as of April 14, 2023 (as amended, supplemented or otherwise modified and in effect from time to time), between the Originators as sellers and Flowers Foods, Inc. as buyer.

10.3	*	—

Amendment No. 2 to Master Framework Agreement, dated as of April 14, 2025, by and among Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), and the other financial institutions listed on the signature pages hereof as “Buyer Funding Parties”; Rabobank, as repo counterparty (“Buyer”), on behalf of itself and the other Buyer Funding Parties; the subsidiaries of Flowers listed on the signature pages hereof; and Flowers Foods, Inc., a Georgia corporation (“Flowers”), as repo seller.

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer, for the quarter ended April 19, 2025.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended April 19, 2025 has been formatted in Inline XBRL.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ A. RYALS MCMULLIAN
Name:	A. Ryals McMullian
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 16, 2025