Form 10-Q
period 2025-10-04
FLOWERS FOODS INC
filed 2025-11-06
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2025

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

As of October 31, 2025, the registrant had 211,178,225 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and may include, but are not limited to:

•
unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) supply chain conditions and any related impact on energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees and third-party service providers; (vi) laws and regulations (including environmental and health-related issues and the impacts of tariffs, including retaliatory tariffs); and (vii) accounting standards or tax rates in the markets in which we operate;
•
the loss or financial instability of any significant customer(s), including as a result of product recalls or safety concerns related to our products;
•
changes in consumer behavior, trends and preferences, including health and whole grain trends and consumer buying habits, the movement toward less expensive store branded products, and the continued reduction of purchases in the fresh packaged bread category;
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
•
our ability to adjust pricing to offset, or partially offset, inflationary pressure or tariffs (including retaliatory tariffs) on the cost of our products, including ingredient and packaging costs;
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 4, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,731	$5,005
Accounts and notes receivable, net of allowances of $19,890 and $17,922, respectively	369,069	334,810
Inventories, net:
Raw materials	75,002	67,318
Packaging materials	31,217	27,581
Finished goods	97,179	77,005
Inventories, net	203,398	171,904
Spare parts and supplies	96,017	90,787
Other	66,600	53,858
Total current assets	751,815	656,364
Property, plant and equipment:
Property, plant and equipment	2,600,105	2,575,358
Less: accumulated depreciation	(1,662,743)	(1,611,038)
Property, plant and equipment, net	937,362	964,320
Financing lease right-of-use assets	313	166
Operating lease right-of-use assets	331,307	318,619
Notes receivable from independent distributor partners	107,328	108,082
Assets held for sale	28,098	24,524
Other assets	16,061	22,107
Goodwill	1,047,775	679,896
Customer relationships, net	299,024	139,672
Trademarks - finite-lived, net	347,858	359,283
Trademarks - indefinite-lived	482,500	127,100
Other intangible assets, net	177	314
Total assets	$4,349,618	$3,400,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$399,433	$—
Current maturities of financing leases	118	84
Current maturities of operating leases	74,486	68,440
Accounts payable	318,952	260,710
Other accrued liabilities	164,564	219,369
Total current liabilities	957,553	548,603

Noncurrent long-term debt	1,380,190	1,021,644
Noncurrent financing lease obligations	135	11
Noncurrent operating lease obligations	262,501	254,454
Total long-term debt and right-of-use lease liabilities	1,642,826	1,276,109
Other liabilities:
Postretirement/post-employment obligations	5,245	5,511
Deferred taxes	269,966	124,233
Other long-term liabilities	53,534	35,877
Total other long-term liabilities	328,745	165,621
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 17,551,360 shares and 18,132,027 shares, respectively	(277,804)	(286,009)
Capital in excess of par value	723,602	711,539
Retained earnings	971,413	977,555
Accumulated other comprehensive income	3,084	6,830
Total stockholders’ equity	1,420,494	1,410,114
Total liabilities and stockholders’ equity	$4,349,618	$3,400,447

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net sales	$1,226,554	$1,190,561	$4,023,619	$3,992,362
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	638,703	598,209	2,053,109	2,008,757
Selling, distribution and administrative expenses	475,952	460,359	1,583,002	1,557,010
Depreciation and amortization	39,873	37,331	128,967	122,393
Plant closure costs and impairment of assets	—	4,483	7,397	9,860
Restructuring charges	5,510	—	6,083	7,403
Income from operations	66,516	90,179	245,061	286,939
Interest expense	18,220	8,688	56,771	28,967
Interest income	(3,767)	(3,910)	(13,234)	(13,670)
Other components of net periodic pension and postretirement benefit plans credit	(88)	(119)	(293)	(395)
Income before income taxes	52,151	85,520	201,817	272,037
Income tax expense	12,617	20,536	50,920	67,043
Net income	$39,534	$64,984	$150,897	$204,994
Net income per common share:
Basic:
Net income per common share	$0.19	$0.31	$0.71	$0.97
Weighted average shares outstanding	211,417	210,820	211,318	211,084
Diluted:
Net income per common share	$0.19	$0.31	$0.71	$0.97
Weighted average shares outstanding	212,107	211,975	212,089	212,123
Cash dividends paid per common share	$0.2475	$0.2400	$0.7350	$0.7100

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net income	$39,534	$64,984	$150,897	$204,994
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(36)	(30)	(120)	(102)
Amortization of actuarial gain included in net income	(32)	(25)	(108)	(80)
Pension and postretirement plans, net of tax	(68)	(55)	(228)	(182)
Derivative instruments:
Net change in fair value of derivatives	(1,065)	1,223	(2,834)	1,101
Loss (gain) reclassified to net income	6	128	(684)	699
Derivative instruments, net of tax	(1,059)	1,351	(3,518)	1,800
Other comprehensive income, net of tax	(1,127)	1,296	(3,746)	1,618
Comprehensive income	$38,407	$66,280	$147,151	$206,612

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 4, 2025
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at July 12, 2025	228,729,585	$199	$717,004	$984,146	$4,211	(17,551,360)	$(277,804)	$1,427,756
Net income				39,534				39,534
Derivative instruments, net of tax					(1,059)			(1,059)
Pension and postretirement plans, net of tax					(68)			(68)
Amortization of stock-based compensation awards			6,598					6,598
Dividends paid — $0.2475 per common share				(52,267)				(52,267)
Balances at October 4, 2025	228,729,585	$199	$723,602	$971,413	$3,084	(17,551,360)	$(277,804)	$1,420,494

	For the Forty Weeks Ended October 4, 2025
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 28, 2024	228,729,585	$199	$711,539	$977,555	$6,830	(18,132,027)	$(286,009)	$1,410,114
Net income				150,897				150,897
Derivative instruments, net of tax					(3,518)			(3,518)
Pension and postretirement plans, net of tax					(228)			(228)
Amortization of stock-based compensation awards			25,767					25,767
Issuance of deferred compensation			(20)			1,260	20	—
Time-based restricted stock units issued (Note 18)			(6,243)			395,738	6,243	—
Performance-contingent restricted stock awards issued (Note 18)			(6,440)			407,340	6,440	—
Issuance of deferred stock awards			(1,001)			63,309	1,001	—
Share repurchases						(286,980)	(5,499)	(5,499)
Dividends paid on vested stock-based payment awards				(1,835)				(1,835)
Dividends paid — $0.7350 per common share				(155,204)				(155,204)
Balances at October 4, 2025	228,729,585	$199	$723,602	$971,413	$3,084	(17,551,360)	$(277,804)	$1,420,494

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 5, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at July 13, 2024	228,729,585	$199	$698,722	$970,536	$943	(18,130,952)	$(285,992)	$1,384,408
Net income				64,984				64,984
Derivative instruments, net of tax					1,351			1,351
Pension and postretirement plans, net of tax					(55)			(55)
Amortization of stock-based compensation awards			6,381					6,381
Issuance of deferred stock awards			(7)			420	7	—
Dividends paid — $0.2400 per common share				(50,543)				(50,543)
Balances at October 5, 2024	228,729,585	$199	$705,096	$984,977	$2,239	(18,130,532)	$(285,985)	$1,406,526

	For the Forty Weeks Ended October 5, 2024
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 30, 2023	228,729,585	$199	$699,808	$932,472	$621	(18,309,359)	$(281,318)	$1,351,782
Net income				204,994				204,994
Derivative instruments, net of tax					1,800			1,800
Pension and postretirement plans, net of tax					(182)			(182)
Amortization of stock-based compensation awards			23,324					23,324
Issuance of deferred compensation			(26)			1,679	26	—
Time-based restricted stock units issued (Note 18)			(3,922)			255,161	3,922	—
Performance-contingent restricted stock awards issued (Note 18)			(13,060)			847,977	13,060	—
Issuance of deferred stock awards			(1,028)			66,243	1,028	—
Share repurchases						(992,233)	(22,703)	(22,703)
Dividends paid on vested stock-based payment awards				(2,699)				(2,699)
Dividends paid — $.7100 per common share				(149,790)				(149,790)
Balances at October 5, 2024	228,729,585	$199	$705,096	$984,977	$2,239	(18,130,532)	$(285,985)	$1,406,526

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$150,897	$204,994
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,767	23,324
(Gain) loss reclassified from accumulated other comprehensive income to net income	(262)	1,314
Depreciation and amortization	128,967	122,393
Deferred income taxes	36,399	15,831
Impairment of assets	5,495	9,864
Provision for inventory obsolescence	3,760	3,266
Allowances for accounts receivable	6,755	6,328
Pension and postretirement plans cost	316	307
Other	440	216
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(20,465)	(58,959)
Inventories	(15,808)	11,519
Hedging activities	4,092	1,455
Accounts payable	44,824	(31,527)
Other assets and accrued liabilities	(50,354)	(27,955)
NET CASH PROVIDED BY OPERATING ACTIVITIES	320,823	282,370
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(80,305)	(86,624)
Proceeds from sale of property, plant and equipment	577	2,040
Repurchase of independent distribution rights	(26,907)	(33,212)
Cash paid at issuance of notes receivable	(16,722)	(15,232)
Principal payments from notes receivable	17,869	19,655
Acquisition of business, net of cash acquired	(791,928)	—
Proceeds from insurance settlement	1,389	—
Other investing activities	633	431
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(895,394)	(112,942)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(157,039)	(152,489)
Stock repurchases	(5,499)	(22,703)
Change in bank overdrafts	(5,861)	(6,363)
Proceeds from debt borrowings	966,180	284,700
Debt obligation payments	(201,300)	(279,700)
Payments on financing leases	(64)	(235)
Payments for financing fees	(10,120)	(190)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	586,297	(176,980)
Net increase (decrease) in cash and cash equivalents	11,726	(7,552)
Cash and cash equivalents at beginning of period	5,005	22,527
Cash and cash equivalents at end of period	$16,731	$14,975

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 4, 2025 and October 5, 2024 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 28, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.

INFLATIONARY ECONOMIC ENVIRONMENT AND MACROECONOMIC FACTORS — We continue to monitor a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including the impact of tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results through the third quarter of Fiscal 2025 as compared to the prior year period were negatively impacted by continued weakness in the fresh packaged bread category, most notably for branded traditional loaf breads. The benefit of sales increases, mainly from the Simple Mills acquisition contribution and to a lesser extent sales improvement for DKB, Nature’s Own Keto, and Wonder cake products, was more than offset by higher operating costs.

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

On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure is part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. The company recognized severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in the third quarter of Fiscal 2024. Additionally, in the third quarter of Fiscal 2024, the company recorded a charge of $2.3 million to fully impair certain ERP-related software and recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. During the second quarter of Fiscal 2024, the company recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell. These costs are reported in the Plant closure costs and impairment of assets line item of the Condensed Consolidated Statements of Income with the Base Culture impairment discussed immediately above.

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

Fiscal 2025 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2025 (sixteen weeks), second quarter ended July 12, 2025 (twelve weeks), third quarter ended October 4, 2025 (twelve weeks) and fourth quarter ending January 3, 2026 (thirteen weeks). The last 53-week year was our Fiscal 2020.

REPORTING SEGMENT — The company has identified two operating segments based on how business activities are managed and evaluated, legacy Flowers Foods and Simple Mills. Simple Mills qualifies as an operating segment as it meets the criteria of being a business and has discrete financial information available that is regularly reviewed by the chief executive officer (the "CEO"), who is the chief operating decision maker (the "CODM"), to assess the performance and allocate resources. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purpose of determining our one reportable segment.

SIGNIFICANT CUSTOMER — Below is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s net sales for the twelve and forty weeks ended October 4, 2025 and October 5, 2024. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s net sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
	(% of Net Sales)		(% of Net Sales)
Total	21.2	21.9	21.6	22.6

Walmart/Sam’s Club is our only customer with greater than 10% of outstanding trade receivables, representing 19.1% and 18.4%, on a consolidated basis, as of October 4, 2025 and December 28, 2024, respectively, of our trade receivables.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $0.9 million and $2.3 million for the twelve and forty weeks ended October 4, 2025, respectively. The expensed portion of these direct costs incurred related to these initiatives was $0.5 million and $5.8 million for the twelve and forty weeks ended October 5, 2024, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

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

Accounting pronouncements not yet adopted

On September 18, 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-use Software" which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. The amendments in the update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The company is determining the impact on our business.

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

3. RESTRUCTURING ACTIVITIES

During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program during the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF"). The company incurred consulting costs associated with implementing the restructuring program. We anticipate the restructuring program to be completed during the first quarter of Fiscal 2026.

In April 2024, the company announced a cost savings program to improve operational performance, which included employee termination benefits associated with a RIF and other expense optimization initiatives. The company incurred final RIF charges and made the final payments in the first quarter of Fiscal 2025. The company also incurred consulting costs associated with implementing the restructuring program.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 4, 2025	October 4, 2025
Restructuring charges:
RIF (1)	$5,510	$6,083
Restructuring-related implementation costs (2)	3,534	10,718
Total restructuring charges and related implementation costs	$9,044	$16,801

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 5, 2024	October 5, 2024
Restructuring charges:
RIF (1)	$—	$7,403
Restructuring-related implementation costs (2)	—	2,979
Total restructuring charges and related implementation costs	$—	$10,382

(1)
Presented on our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	RIF	Total
Liability balance at December 28, 2024	$86	$86
Charges	6,083	6,083
Cash payments	(5,165)	(5,165)
Liability balance at October 4, 2025	$1,004	$1,004

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

Detailed below are expense items impacting comparability in the adjusted reports used by the CODM (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024	Disclosure
Business process improvement costs	$949	$490	$2,311	$5,779	Note 1
Restructuring charges	5,510	—	6,083	7,403	Note 3
Restructuring-related implementation costs	3,534	—	10,718	2,979	Note 3
Plant closure costs and impairment of assets	—	4,483	7,397	9,860	Note 1
Acquisition and integration-related costs	1,735	—	16,370	—	Note 5
Legal settlements and related costs	—	827	902	827	Note 16
	$11,728	$5,800	$43,781	$26,848

Our single reportable segment net sales, net income, and significant expenses are as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net sales	$1,226,554	$1,190,561	$4,023,619	$3,992,362
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	299,075	304,522	983,581	1,029,282
Workforce-related costs	177,008	174,917	578,341	575,651
Packaging	44,733	43,906	148,510	146,731
Other(1)	117,887	74,864	342,677	257,093
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	638,703	598,209	2,053,109	2,008,757
Selling, distribution, and administrative expenses
Workforce-related costs	156,190	141,423	514,860	469,922
Distributor distribution fees	141,650	155,131	478,975	535,303
Other(2)	178,112	163,805	589,167	551,785
Total selling, distribution, and administrative expenses	475,952	460,359	1,583,002	1,557,010
Depreciation	30,082	30,051	98,891	97,983
Amortization	9,769	7,218	30,010	24,197
Right-of-use financing lease amortization	22	62	66	213
Plant closure costs and impairment of assets	—	4,483	7,397	9,860
Restructuring charges	5,510	—	6,083	7,403
Interest expense	18,220	8,688	56,771	28,967
Interest income	(3,767)	(3,910)	(13,234)	(13,670)
Other components of net periodic pension and postretirement benefits credit	(88)	(119)	(293)	(395)
Income before income taxes	52,151	85,520	201,817	272,037
Income tax expense	12,617	20,536	50,920	67,043
Net income	$39,534	$64,984	$150,897	$204,994

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

The following table summarizes the preliminary fair value of purchase consideration paid for Simple Mills and the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair value. The goodwill, identifiable intangible assets, taxes, and certain other assets and liabilities are still under review. When relevant information is obtained, resulting changes to our provisional purchase price allocation are adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of those dates. We recognized a $19.0 million goodwill measurement period adjustment related to the valuation of trademarks and customer relationships, deferred taxes and assumed liabilities during the second quarter of Fiscal 2025. Additionally, the company recorded an immaterial purchase price adjustment during the third quarter of Fiscal 2025. These measurement period adjustments are reflected in the 'measurement period adjustments' column below. The impact to the amortization expense on the

Condensed Consolidated Statements of Income is immaterial for the twelve and forty weeks ended October 4, 2025 (amounts in thousands):

	Initial Preliminary Allocation	Measurement Period Adjustments	Updated Preliminary Allocation
Fair value of consideration transferred:
Cash consideration paid at closing	$830,713	$—	$830,713
Payable to seller	17,824	48	17,872
Total consideration	$848,537	$48	$848,585

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$38,833	$—	$38,833
Accounts receivable, net of allowances	18,065	—	18,065
Inventories	19,612	(101)	19,511
Property, plant, and equipment	1,729	13	1,742
Operating lease right-of-use assets	1,668	—	1,668
Customer relationships	173,100	4,700	177,800
Trademarks - infinite-lived	334,300	21,100	355,400
Other financial assets	1,936	—	1,936
Total identifiable assets acquired	$589,243	$25,712	$614,955
Current maturities of operating leases	1,172	—	1,172
Accounts payable	14,702	(75)	14,627
Other financial liabilities	7,621	281	7,902
Deferred income taxes, net	104,098	6,450	110,548
Total liabilities assumed	$127,593	$6,656	$134,249
Total identifiable net assets acquired	$461,650	$19,056	$480,706
Goodwill	$386,887	$(19,008)	$367,879

Property, plant and equipment in the table above includes machinery and equipment and leasehold improvements.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Amortization years	Amortization Method
Customer relationships	$177,800	17	Straight-line
Trademarks	355,400	Indefinite	N/A
Total intangible assets	$533,200

Acquisitions Pro Forma

Simple Mills contributed net sales of $70.7 million and $156.4 million and net loss of $2.0 million and $8.3 million, which includes interest and amortization expense, net of tax impact, for the twelve and forty weeks ended October 4, 2025, respectively. The following table provides the supplemental pro forma net sales and net income of the combined entity had the acquisition date of Simple Mills been December 31, 2023, the first day of Fiscal 2024 (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net sales	$1,226,554	$1,257,323	$4,059,506	$4,169,724
Net income attributable to Flowers Foods	$41,182	$60,842	$160,639	$172,370

We incurred costs of $2.0 million in the fourth quarter of Fiscal 2024 and additional costs of $1.7 million and $16.4 million during the twelve and forty weeks ended October 4, 2025, respectively, related to the acquisition (including integration costs). These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income and are reflected in the pro forma net income. The pro forma financial information also includes the following adjustments (net of tax based on statutory rates) related to the acquisition: amortization of the intangible assets and interest expense for the additional indebtedness incurred to finance the acquisition that would not have been incurred without the transaction. These adjustments increased the pro forma net income attributable to Flowers Foods by $1.6 million and $8.5 million for the twelve and forty weeks ended October 4, 2025, respectively, and decreased pro forma net income by $12.0 million and $49.3 million for the twelve and forty weeks ended October 5, 2024, respectively.

6. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, and transportation equipment. See below for the quantitative disclosures for our leases:

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Lease modifications and renewals	$1,945	$7,994	$12,662	$28,630
Lease terminations	$157	$88	$1,038	$1,640

The lease modifications and renewals for the forty weeks ended October 4, 2025 include renewals of multiple warehouses and transportation equipment. The lease modifications and renewals for the forty weeks ended October 5, 2024 include renewals of multiple warehouse leases.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and forty weeks ended October 4, 2025 and October 5, 2024, were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Lease cost:
Amortization of right-of-use assets	$22	$62	$66	$213
Interest on lease liabilities	3	1	9	5
Operating lease cost	21,092	17,576	70,709	55,074
Short-term lease cost	3,664	2,905	11,659	6,332
Variable lease cost	10,112	10,246	31,619	32,594
Total lease cost	$34,893	$30,790	$114,062	$94,218

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$9	$5
Operating cash flows from operating leases	$76,257	$60,467
Financing cash flows from financing leases	$64	$235
Right-of-use assets obtained in exchange for new financing lease liabilities	$129	$218
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,870	$57,098

Weighted-average remaining lease term (years):
Financing leases	3.7
Operating leases	5.8
Weighted-average IBR (percentage):
Financing leases	4.8
Operating leases	5.3

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of October 4, 2025 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
Remainder of 2025	$22,850	$1
2026	85,308	92
2027	77,101	71
2028	57,340	58
2029	39,735	52
2030 and thereafter	109,668	4
Total minimum lease payments	392,002	278
Less: amount of lease payments representing interest	(55,015)	(25)
Present value of future minimum lease payments	336,987	253
Less: current obligations under leases	(74,486)	(118)
Long-term lease obligations	$262,501	$135

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 4, 2025 and October 5, 2024, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 4, 2025	October 5, 2024	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$211	$115	Interest expense
Commodity contracts	(219)	(285)	Cost of sales, Note 3
Total before tax	(8)	(170)	Total before tax
Tax benefit	2	42	Income tax expense
Total net of tax	(6)	(128)	Net of tax
Pension and postretirement plans:
Prior-service credits	48	41	Note 1
Actuarial gain	43	31	Note 1
Total before tax	91	72	Total before tax
Tax expense	(23)	(17)	Income tax expense
Total net of tax	68	55	Net of tax
Total reclassifications	$62	$(73)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 4, 2025	October 5, 2024	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$648	$383	Interest expense
Commodity contracts	262	(1,314)	Cost of sales, Note 3
Total before tax	910	(931)	Total before tax
Tax (expense) benefit	(226)	232	Income tax expense
Total net of tax	684	(699)	Net of tax
Pension and postretirement plans:
Prior-service credits	160	136	Note 1
Actuarial gains	145	105	Note 1
Total before tax	305	241	Total before tax
Tax expense	(77)	(59)	Income tax expense
Total net of tax	228	182	Net of tax
Total reclassifications	$912	$(517)	Net of tax

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

During the forty weeks ended October 4, 2025, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2024	$7,087	$(257)	$6,830
Other comprehensive income before reclassifications	(2,834)	—	(2,834)
Reclassified to earnings from AOCI	(684)	(228)	(912)
AOCI at October 4, 2025	$3,569	$(485)	$3,084

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

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024
Gross gain (loss) reclassified from AOCI into net income	$262	$(1,314)
Tax benefit	(64)	329
Net of tax	$198	$(985)

8. GOODWILL, CUSTOMER RELATIONSHIPS, FINITE-LIVED AND INDEFINITE-LIVED TRADEMARKS, AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the forty weeks ended October 4, 2025, during which time we completed the acquisition of Simple Mills, are as follows (amounts in thousands):

Total
Balance as of December 28, 2024	$679,896
Acquisition (see Note 5, Acquisition)	367,879
Balance as of October 4, 2025	$1,047,775

On February 21, 2025, the company completed the acquisition of Simple Mills for total consideration of approximately $848.6 million. The acquisition included an amortizable intangible asset of $177.8 million and is included in the customer relationships line in the table below. See Note 5, Acquisition, for details of the assets and the respective amortization period by category.

As of October 4, 2025 and December 28, 2024, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 4, 2025			December 28, 2024
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$481,715	$133,857	$347,858	$481,715	$122,432	$359,283
Customer relationships	518,021	218,997	299,024	340,221	200,549	139,672
Non-compete agreements	5,454	5,339	115	5,454	5,281	173
Distributor relationships	4,123	4,061	62	4,123	3,982	141
Total	$1,009,313	$362,254	$647,059	$831,513	$332,244	$499,269

Aggregate amortization expense for the twelve and forty weeks ended October 4, 2025 and October 5, 2024 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 4, 2025	$9,769
For the twelve weeks ended October 5, 2024	$7,218
For the forty weeks ended October 4, 2025	$30,010
For the forty weeks ended October 5, 2024	$24,197

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2025	$9,625
2026	$39,350
2027	$37,699
2028	$36,071
2029	$33,870

There were $482.5 million and $127.1 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 4, 2025 and December 28, 2024, respectively. The increase was due to the trademark acquired in the Simple Mills acquisition. These trademarks are classified as indefinite-lived because we believe they are well-established brands with a long history and well-defined markets. We believe these factors support an indefinite life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by IDPs. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company financed approximately 2,500 and 2,600 IDPs’ distribution rights as of October 4, 2025 and December 28, 2024, respectively, all with varied financial histories and credit risks. However, the current stated interest rates used to record the carrying values are appropriately reflective of our estimated interest rates that would be made to borrowers with similar credit ratings for the remaining maturities of the distributor notes receivable. The distribution rights are generally purchased by the IDP with a 5% down payment with the remainder financed for up to 10 years. The distributor notes receivable are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income was primarily related to the IDPs’ notes receivable and was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 4, 2025	$3,767
For the twelve weeks ended October 5, 2024	$3,910
For the forty weeks ended October 4, 2025	$13,234
For the forty weeks ended October 5, 2024	$13,670

At October 4, 2025 and December 28, 2024, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 4, 2025	December 28, 2024
Distributor notes receivable	$129,930	$128,199
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(22,602)	(20,117)
Long-term portion of distributor notes receivable	$107,328	$108,082

The distributor notes receivable balance included no reserve as of October 4, 2025 and $2.4 million as of December 28, 2024 related to a legal settlement. See Note 16, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at October 4, 2025 approximates the recorded value. The fair value of the company's senior notes, as discussed in Note 14, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the senior notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$399,433	$397,057	2
2031 notes	$496,012	$444,098	2
2035 notes	$494,636	$510,013	2
2055 notes	$294,542	$298,989	2

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

As of October 4, 2025, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$100	$—	$—	$100
Other long-term	11	—	—	11
Total	111	—	—	111

Liabilities:
Other current	(421)	—	—	(421)
Other long-term	(10)	—	—	(10)
Total	(431)	—	—	(431)
Net Fair Value	$(320)	$—	$—	$(320)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2026. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 4, 2025 and December 28, 2024, respectively, qualified for hedge accounting.

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

The company's hedge portfolio did not contain any interest derivatives as of October 4, 2025.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 4, 2025		December 28, 2024		October 4, 2025		December 28, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$100	Other current assets	$723	Other accrued liabilities	$421	Other accrued liabilities	$1,290
Commodity and interest contracts	Other assets	11	Other assets	7,686	Other long-term liabilities	10	Other long-term liabilities	—
Total		$111		$8,409		$431		$1,290

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 4, 2025	October 5, 2024	into Income (Effective Portion)(2)	October 4, 2025	October 5, 2024
Interest rate contracts	$—	$492	Interest expense	$158	$86
Commodity contracts	(1,065)	731	Production costs(3)	(164)	(214)
Total	$(1,065)	$1,223		$(6)	$(128)

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 4, 2025	October 5, 2024	into Income (Effective Portion)(2)	October 4, 2025	October 5, 2024
Interest rate contracts	$3,160	$470	Interest expense	$486	$287
Commodity contracts	(5,994)	631	Production costs(3)	198	(986)
Total	$(2,834)	$1,101		$684	$(699)
1.
Amounts in parentheses, if any, indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 4, 2025 and October 5, 2024, related to the company’s commodity risk hedges.

At October 4, 2025, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(807)	$4,616	$3,809
Expiring in 2025	(79)	—	(79)
Expiring in 2026	(161)	—	(161)
Total	$(1,047)	$4,616	$3,569

Derivative Transactions Notional Amounts

As of October 4, 2025, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$5,700
Soybean oil contracts	11,343
Natural gas contracts	3,287
Corn contracts	1,390
Total	$21,720

The company’s derivative instruments contain no credit-risk related contingent features at October 4, 2025. As of October 4, 2025 and December 28, 2024, the company had $4.0 million in other current assets representing collateral for hedged positions. As of October 4, 2025 and December 28, 2024, the company had $2.5 million and $2.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

11. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 4, 2025	December 28, 2024
Prepaid assets	$4,038	$3,433
Service contracts	15,635	21,748
Prepaid insurance	11,910	6,911
Prepaid marketing and promotions	1,354	3,995
Fair value of derivative instruments	100	723
Collateral to counterparties for derivative positions	3,998	4,046
Income taxes receivable	26,929	12,712
Other	2,636	290
Total	$66,600	$53,858

Other non-current assets consist of (amounts in thousands):

	October 4, 2025	December 28, 2024
Unamortized financing fees	$2,052	$783
Investments	2,264	2,318
Investment in unconsolidated affiliate	1,481	1,481
Fair value of derivative instruments	11	7,686
Deposits	3,254	2,874
Noncurrent postretirement benefit plan asset	6,630	6,869
Other	369	96
Total	$16,061	$22,107

12. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 4, 2025	December 28, 2024
Employee compensation	$34,138	$35,521
Employee vacation	20,621	19,595
Restructuring-related accruals	1,004	86
Employee bonus	15,181	50,422
Fair value of derivative instruments	421	1,290
Self-insurance reserves	38,534	34,392
Bank overdraft	8,598	14,459
Accrued interest	3,707	7,340
Accrued utilities	6,481	6,141
Accrued taxes	13,671	7,655
Accrued advertising	7,374	2,978
Accrued legal settlements	—	1,697
Accrued legal costs	3,377	4,032
Accrued short-term deferred income	2,230	2,380
Collateral due to counterparties for derivative positions	2,452	2,076
Repurchase obligations of distribution rights	—	18,965
Other	6,775	10,340
Total	$164,564	$219,369

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

Other long-term liabilities consist of (amounts in thousands):

	October 4, 2025	December 28, 2024
Deferred income	$4,421	$5,445
Deferred compensation	29,210	28,306
Acquisition consideration payable to seller	17,824	—
Other	2,079	2,126
Total	$53,534	$35,877

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

Additional assets recorded in assets held for sale are for property, plant and equipment. On February 12, 2025, the company announced the closure of its Bailey Street Bakery located in Atlanta, Georgia, and it ceased production on April 16, 2025. In the second quarter of Fiscal 2025, the company classified the land and building as held for sale, and no impairment loss was recognized as the fair value less cost to sell exceeded the carrying value. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 4, 2025 and December 28, 2024, respectively (amounts in thousands):

	October 4, 2025	December 28, 2024
Distribution rights	$24,054	$23,734
Property, plant and equipment	4,044	790
Total assets held for sale	$28,098	$24,524

14. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 6, Leases) consisted of the following at October 4, 2025 and December 28, 2024, respectively (amounts in thousands):

	October 4, 2025	December 28, 2024
Unsecured previous credit facility	$—	$2,200
Unsecured new credit facility	—	—
2026 notes	399,433	398,992
2031 notes	496,012	495,452
2035 notes	494,636	—
2055 notes	294,542	—
Accounts receivable repurchase facility	95,000	125,000
	1,779,623	1,021,644
Less current maturities of long-term debt	(399,433)	—
Total long-term debt	$1,380,190	$1,021,644

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

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at October 4, 2025 and December 28, 2024, which reduce the availability of funds under the senior unsecured revolving credit facility (such credit facility prior to February 5, 2025, the "previous credit facility" and, on and subsequent to February 5, 2025, the "new credit facility" and, together with the "previous credit facility, "the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

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

The face value of the 2035 notes is $500.0 million. There was a debt discount of $0.9 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $4.8 million (including underwriting fees and other fees) on the 2035 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2035 notes. As of October 4, 2025, the company was in compliance with all restrictive covenants under the indenture governing the 2035 notes.

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

The face value of the 2055 notes is $300.0 million. There was a debt discount of $2.0 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2055 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2055 notes. As of October 4, 2025, the company was in compliance with all restrictive covenants under the indenture governing the 2055 notes.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also accrued issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of October 4, 2025 and December 28, 2024, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 4, 2025 and December 28, 2024, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

As of October 4, 2025, the 2026 notes are classified within the current maturities of long-term debt as they mature in less than one year.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company entered into a $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April, 14, 2025, the company entered into Amendment No. 2 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2026 to April 14, 2027. In addition, the amendment added a provision that permits the company to request up to $50.0 million in additional commitment, for a total of up to $250.0 million, subject to the satisfaction of certain customary conditions of the facility. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 4, 2025 and December 28, 2024, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the forty weeks ended October 4, 2025:

Amount (thousands)
Balance at December 28, 2024	$125,000
Borrowings	105,000
Payments	(135,000)
Balance at October 4, 2025	$95,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of October 4, 2025:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(95,000)
Available for withdrawal	$105,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the forty weeks ended October 4, 2025:

Amount (thousands)
High balance	$155,000
Low balance	$50,000

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the forty weeks ended October 4, 2025 related to the second amendment. The balance of unamortized financing costs was $0.3 million on October 4, 2025 and December 28, 2024 and is recorded in other assets on the Condensed Consolidated Balance Sheets.

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

The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet its presently foreseeable financial requirements. As of October 4, 2025, the company was in compliance with all restrictive covenants under the new credit facility.

Financing costs paid at inception of the new credit facility and at the time amendments are executed are being amortized over the life of the new credit facility. The company incurred additional financing costs of $1.5 million during the first quarter of Fiscal 2025 for the new credit facility. The balance of unamortized financing costs was $1.7 million and $0.5 million on October 4, 2025 and December 28, 2024, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the new credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the previous credit facility, for the period up to February 5, 2025, and the new credit facility, for the period on and from February 5, 2025, during the forty weeks ended October 4, 2025.

Amount (thousands)
Balance at December 28, 2024	$2,200
Borrowings	64,100
Payments	(66,300)
Balance at October 4, 2025	$—

The table below presents the net amount available under the new credit facility as of October 4, 2025:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,400)
Available for withdrawal	$491,600

The table below presents the highest and lowest outstanding balance under the previous credit facility, for the period up to February 5, 2025, and the new credit facility, for the period on and from February 5, 2025, during the forty weeks ended October 4, 2025:

Amount (thousands)
High balance	$18,600
Low balance	$—

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

Aggregate maturities of debt outstanding as of October 4, 2025 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2025	$—
2026	400,000
2027	95,000
2028	—
2029	—
2030 and thereafter	1,300,000
Total	$1,795,000

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 4, 2025 (amounts in thousands):

		Debt Issuance Costs
	Face Value	and Debt Discount	Net Carrying Value
2055 notes	$300,000	$5,458	$294,542
2035 notes	500,000	5,364	494,636
2031 notes	500,000	3,988	496,012
2026 notes	400,000	567	399,433
Total	$1,700,000	$15,377	$1,684,623

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

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of October 4, 2025 and December 28, 2024, there was $120.8 million and $120.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

17. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 4, 2025 and October 5, 2024 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net income	$39,534	$64,984	$150,897	$204,994
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,417	210,820	211,318	211,084
Basic earnings per common share	$0.19	$0.31	$0.71	$0.97
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,417	210,820	211,318	211,084
Add: Shares of common stock assumed issued upon vesting of restricted stock	690	1,155	771	1,039
Diluted weighted average shares outstanding for common stock	212,107	211,975	212,089	212,123
Diluted earnings per common share	$0.19	$0.31	$0.71	$0.97

There were 1,909,473 and 2,010,338 anti-dilutive shares during the twelve and forty weeks ended October 4, 2025, respectively. 2024. There were no anti-dilutive shares and 37,809 anti-dilutive shares for the twelve and forty weeks ended October 5, 2024, respectively.

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

The following is a summary of restricted stock and deferred stock outstanding under the Omnibus Plan described above. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the forty weeks ended October 4, 2025 is discussed below.

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

The following performance-contingent TSR Shares have been granted during the forty weeks ended October 4, 2025 under the Omnibus Plan (amounts in thousands, except price data):

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the forty weeks ended October 4, 2025 (amounts in thousands, except price data):

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

The company’s performance-contingent restricted stock activity for the forty weeks ended October 4, 2025 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 28, 2024	1,835	$27.85
Granted	606	$22.55
Grant increase for achieving the ROIC modifier	72	$22.55
Vested	(412)	$27.78
Forfeited	(300)	$30.18
Nonvested shares at October 4, 2025	1,801	$25.64

As of October 4, 2025, there was $18.6 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.79 years.

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

The following TBRSU Shares have been granted under the Omnibus Plan during the forty weeks ended October 4, 2025 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
12/29/2024	915	Equally over 3 years	$20.42

The TBRSU Shares activity for the forty weeks ended October 4, 2025 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at December 28, 2024	987	$23.56
Vested	(397)	$24.19
Granted	915	$20.42
Forfeitures	(78)	$21.49
Nonvested shares at October 4, 2025	1,427	$21.48	1.89	$20,293

The table below presents the accumulated dividends on vested shares and the tax expense at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2024	2025	$240	$(149)	$5,072
2023	2025	$113	$(130)	$1,215
2022	2025	$149	$(100)	$1,096

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During the forty weeks ended October 4, 2025, non-employee directors elected to receive, and were granted, an aggregate grant of 7,299 common shares for board retainer deferrals pursuant to the Omnibus Plan. During the first quarter of Fiscal 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2024. Non-employee directors received 10,384 shares of previously deferred board retainer deferrals during the forty weeks ended October 4, 2025.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2025, non-employee directors were granted 93,500 shares for their annual grant pursuant to the Omnibus Plan. During the second quarter of Fiscal 2024, non-employee directors were granted 72,270 shares, of which 32,850 shares were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2025. Additionally, during the third quarter of Fiscal 2025, 7,900 shares were granted to a newly elected non-employee director, representing a prorated portion of the annual grant pursuant to the Omnibus Plan. Non-employee directors received 11,750 shares of previously deferred annual grant awards during the forty weeks ended October 4, 2025.

The deferred stock activity for the forty weeks ended October 4, 2025 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized compensation cost
Nonvested shares at December 28, 2024	79	$23.52
Vested	(79)	$23.52
Granted	109	$16.60
Nonvested shares at October 4, 2025	109	$16.60	0.62	$1,113

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 4, 2025 and October 5, 2024, (amounts in thousands):

	For the Twelve Weeks Ended
	October 4, 2025	October 5, 2024
Performance-contingent restricted stock awards	$3,264	$3,717
TBRSU Shares	2,943	2,238
Deferred and restricted stock	391	426
Total stock-based compensation	$6,598	$6,381

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024
Performance-contingent restricted stock awards	$13,861	$14,360
TBRSU Shares	10,534	7,595
Deferred and restricted stock	1,372	1,369
Total stock-based compensation	$25,767	$23,324

19. POSTRETIREMENT PLANS

The following summarizes the company’s Condensed Consolidated Balance Sheets related pension and other postretirement benefit plan accounts at October 4, 2025 compared to accounts at December 28, 2024 (amounts in thousands):

	October 4, 2025	December 28, 2024
Noncurrent benefit asset	$6,630	$6,869
Current benefit liability	$703	$703
Noncurrent benefit liability	$5,245	$5,511
AOCI, net of tax	$485	$(257)

Defined Benefit Plans and Nonqualified Plan

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan.

The company used a measurement date of December 31, 2024 for the defined benefit and postretirement benefit plans described below.

There were no contributions made by the company to any plan during the forty weeks ended October 4, 2025 and October 5, 2024.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Service cost	$140	$169	$467	$561
Interest cost	268	272	893	906
Expected return on plan assets	(318)	(370)	(1,061)	(1,234)
Amortization of prior service cost	6	13	20	44
Amortization of net loss	—	9	—	32
Total net periodic pension cost	$96	$93	$319	$309

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Total cost and employer contributions	$8,099	$7,603	$27,360	$25,720

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

20. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 4, 2025 was 24.2% compared to 24.0% for the twelve weeks ended October 5, 2024. The increase in the rate was primarily due to year-over-year differences in state income taxes recorded discretely. During the twelve weeks ended October 4, 2025 and October 5, 2024, the primary differences in the effective rate and the statutory rate were state income taxes.

The company's effective tax rate for the forty weeks ended October 4, 2025 was 25.2% compared to 24.6% for the forty weeks ended October 5, 2024. The increase in the rate was primarily due to a larger net discrete tax expense in the current year when compared to a net discrete tax benefit for the prior year. For the periods presented, the discrete items in the effective rate relate to state income taxes, shortfalls in the current year period and windfalls in the prior year period on the vesting of stock-based compensation awards, and benefits recognized from tax credits. During the forty weeks ended October 4, 2025 and October 5, 2024, the primary differences in the effective rate and the statutory rate were state income taxes.

During the second quarter of 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). The Act includes a wide range of tax provisions that could impact the company’s financial results in 2025 and future periods. Significant impacts stemming from the Act include 2025 and future expensing of U.S. based research and development expenditures under Internal Revenue Code Section 174, coupled with the option to deduct previously capitalized research and development expenditures. The Act also reestablished elective 100% initial-year bonus depreciation. The company has undergone efforts to reasonably estimate the impact of the Act to our financial statements. As such, the company has recorded an estimate of $30 million of deferred tax activity through the forty weeks ended October 4, 2025 related to the Act. This amount will be revised to reflect additional year-to-date activity and revisions to estimates as the year progresses. The company continues to await and assess guidance from the U.S. Department of the Treasury and will continue to evaluate the full impact of the Act.

During the forty weeks ended October 4, 2025, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not significant to the Condensed Consolidated Financial Statements. As of October 4, 2025, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 4, 2025, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 4, 2025 should be read in conjunction with the Form 10-K and Part II., Item 1A., Risk Factors, of the Form 10-Q for the quarterly period ended April 19, 2025. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales for variable consideration and consideration payable to customers.

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

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion. For more information regarding these items, see the reference to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q as indicated in the table:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$949	$490	$2,311	$5,779	Note 1
Restructuring charges	5,510	—	6,083	7,403	Note 3
Restructuring-related implementation costs	3,534	—	10,718	2,979	Note 3
Plant closure costs and impairment of assets	—	4,483	7,397	9,860	Note 1
Legal settlements and related costs	—	827	902	827	Note 16
Acquisition and integration-related costs	1,735	—	16,370	—	Note 5
	$11,728	$5,800	$43,781	$26,848
•
Business process improvement costs related to the transformation strategy initiatives In the second half of Fiscal 2020, we launched initiatives to transform our business, including an upgrade to our information system, as well as investments in e-commerce, autonomous planning, and our "bakery of the future" initiatives. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2026. The ERP upgrade is discussed in the “Transformation Strategy Initiatives” section below. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, are detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $30.0 million for Fiscal 2025.
•
Restructuring charges and related implementation costs During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF") of $5.5 million and made payments of $4.5 million. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income. Additionally, during the twelve and forty weeks ended October 4, 2025, the company incurred consulting costs associated with this review of $3.5 million and $10.7 million, respectively, and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We anticipate additional restructuring charges and related costs in subsequent quarters.

In April 2024, the company announced a cost savings program to improve operational performance, which included employee termination benefits associated with a RIF and other expense optimization initiatives. In the forty weeks ended October 5, 2024, the company incurred $7.4 million of RIF costs and made payments of $7.3 million. The company incurred final RIF charges totaling $0.6 million and made payments of $0.7 million in the first quarter of Fiscal 2025. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income. The company also incurred consulting costs associated with implementing the restructuring program of $3.0 million in the forty weeks ended October 5, 2024 and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

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
•
Acquisition and integration-related costs On February 21, 2025, the company completed the acquisition of Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes, for total consideration of approximately $848.6 million. The goodwill, identifiable intangible assets, taxes, and certain other assets and liabilities are still under review. The company funded the cash consideration and related acquisition fees and expenses with the net proceeds of the Notes (as defined below) offerings completed on February 14, 2025. We incurred acquisition and integration-related costs as detailed in the table above and these costs are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

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

Highlights

•
Nature’s Own is the #1 selling loaf bread in the U.S., DKB is the #1 selling organic brand in the U.S., and Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+ w/ Conv 12 Weeks Ended 10/5/25).
•
We acquired Simple Mills on February 21, 2025 with its brand of better-for-you snacks and baking mixes which contributed $156.4 million of net sales through the third quarter of Fiscal 2025.
•
We introduced Wonder snack cakes at the end of the first quarter of Fiscal 2025.
•
Our Branded Retail sales comprised 65.9% of total sales for the forty weeks ended October 4, 2025 as compared to 64.2% for the forty weeks ended October 5, 2024.
•
As of October 4, 2025, we operated 44 bakeries, which produce fresh and frozen breads, buns, and rolls, as well as snack items, bagels, English muffins, and tortillas.
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

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including the impacts of tariffs (including retaliatory tariffs) , increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. Our results through the third quarter of Fiscal 2025 as compared to the prior year period were negatively impacted by continued weakness in the fresh packaged bread category, most notably for branded traditional loaf breads. The benefit of sales increases, mainly from the Simple Mills acquisition contribution and to a lesser extent sales improvement for DKB, Nature's Own Keto, and Wonder cake products, was more than offset by higher operating costs.

Supply chain and other disruptions could negatively impact production volumes, and the global and U.S. supply chain remains uncertain. Although the conflict between Russia and Ukraine and the conflict in the Middle East have not impacted our operations directly, we are closely monitoring the impact on the broader economy including on the availability and price of commodities used in or for the production of our products. Tariffs (including retaliatory tariffs) have impacted our operations. Disruptions in our operations related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and workforce availability, could negatively impact our operations, results of operations, cash flows, and liquidity.

Labor shortages and turnover could negatively impact our results. These and other factors, including, but not limited to, a competitive labor market and additional government regulations, may continue to adversely affect labor availability and labor costs. These challenges may negatively impact the efficiency of our production lines and our ability to operate at, or near, full capacity, and could result in increased labor costs, including additional overtime to meet demand, and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover has had and could continue to have a negative impact on the company’s operations, results of operations, liquidity, or cash flows.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including our transformation strategy initiatives, as further discussed in the “Liquidity and Capital Resources” section below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 3.0% for the twelve weeks ended October 4, 2025 compared to the same quarter in the prior year due to the acquisition contribution of 5.9%, partially offset by volume declines of 0.6% and negative price/mix of 2.3%. Branded Retail sales increased 6.9% with the acquisition contributing 9.3%, while sales in the Other sales category decreased 3.8%. Negative price/mix from competitive marketplace dynamics impacted both sales categories. Branded Retail sales also experienced softer volumes most notably for traditional loaf breads.

Sales increased 0.8% for the forty weeks ended October 4, 2025 compared to the same period in the prior year due to the acquisition contribution of 3.9%, partially offset by volume declines of 1.9% and negative price/mix of 1.2%. Branded Retail sales increased 3.4% due to the acquisition contribution of 6.1%, while sales in the Other sales category decreased 4.0%. Both sales categories experienced negative price/mix and softer volumes due to a challenging consumer environment.

For the twelve weeks ended October 4, 2025, income from operations was $66.5 million compared to $90.2 million in the prior year quarter. The decrease resulted mostly from greater outside purchases of product related to the Simple Mills acquisition, increased expenses for labor and rent, and the restructuring charges and related implementation costs. Lower distributor distribution fees and ingredient costs and the prior year plant closure costs partially offset the decrease.

Income from operations for the forty weeks ended October 4, 2025 was $245.1 million compared to $286.9 million in the prior year period. The decline mostly resulted from greater outside purchases of product due to the Simple Mills acquisition, increased workforce-related costs, higher rent expenses, greater restructuring-related implementation costs, and acquisition and integration-related costs. These higher costs were partially offset by lower distributor distribution fees and ingredient costs.

Net income for the twelve weeks ended October 4, 2025 was $39.5 million compared to $65.0 million in the prior year quarter. The decrease quarter over quarter resulted primarily from reduced income from operations, as described above, and increased interest expense from funding the acquisition, partially offset by lower income tax expense.

Net income for the forty weeks ended October 4, 2025 was $150.9 million compared to $205.0 million in the prior year period. Lower income from operations, as described above, combined with increased interest expense from funding the acquisition and a higher effective tax rate primarily resulted in the decrease.

During the forty weeks ended October 4, 2025, we generated net cash flows from operations of $320.8 million, paid $791.9 million of the total consideration of approximately $848.6 million for the Simple Mills acquisition, invested $80.3 million in capital expenditures, and increased our indebtedness by $764.9 million primarily to fund the acquisition. Additionally, we paid $157.0 million in dividends to our shareholders. On February 5, 2025, we entered into a $500.0 million five-year senior unsecured revolving credit facility (the "new credit facility") which refinanced and replaced our existing credit facility (the "previous credit facility"). On February 14, 2025, we issued $500.0 million aggregate principal amount of 5.750% Senior Notes (the "2035 Notes") and $300.0 million aggregate principal amount of 6.200% Senior Notes (the "2055 Notes"). On April 14, 2025, we amended the accounts receivable repurchase facility (the "repurchase facility") to, among other things, extend the scheduled facility expiration date to April 14, 2027.

During the forty weeks ended October 5, 2024, we generated net cash flows from operations of $282.4 million, invested $86.6 million in capital expenditures, and increased our indebtedness by $5.0 million. Also, in the prior year period, we paid $152.5 million in dividends to our shareholders and repurchased $22.7 million of company stock.

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

ERP Upgrade

Our ERP initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2026. We currently estimate total costs for the upgrade of our ERP system will be approximately $350 million (of which approximately 34% has been or is anticipated to be capitalized). As of October 4, 2025, we have incurred costs related to the project of approximately $254 million.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and forty weeks ended October 4, 2025 and October 5, 2024 are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024	Dollars	%
Net sales	$1,226,554	$1,190,561	100.0	100.0	$35,993	3.0
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	638,703	598,209	52.1	50.2	40,494	6.8
Selling, distribution and administrative expenses	475,952	460,359	38.8	38.7	15,593	3.4
Restructuring charges	5,510	—	0.4	—	5,510	100.0
Plant closure costs and impairment of assets	—	4,483	—	0.4	(4,483)	(100.0)
Depreciation and amortization	39,873	37,331	3.3	3.1	2,542	6.8
Income from operations	66,516	90,179	5.4	7.6	(23,663)	(26.2)
Other components of net periodic pension and postretirement benefit plans credit	(88)	(119)	(0.0)	(0.0)	31	(26.1)
Interest expense, net	14,453	4,778	1.2	0.4	9,675	202.5
Income before income taxes	52,151	85,520	4.3	7.2	(33,369)	(39.0)
Income tax expense	12,617	20,536	1.0	1.7	(7,919)	(38.6)
Net income	$39,534	$64,984	3.2	5.5	$(25,450)	(39.2)
Comprehensive income	$38,407	$66,280	3.1	5.6	$(27,873)	(42.1)

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024	Dollars	%
Net sales	$4,023,619	$3,992,362	100.0	100.0	$31,257	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,053,109	2,008,757	51.0	50.3	44,352	2.2
Selling, distribution and administrative expenses	1,583,002	1,557,010	39.3	39.0	25,992	1.7
Restructuring charges	6,083	7,403	0.2	0.2	(1,320)	(17.8)
Plant closure costs and impairment of assets	7,397	9,860	0.2	0.2	(2,463)	(25.0)
Depreciation and amortization	128,967	122,393	3.2	3.1	6,574	5.4
Income from operations	245,061	286,939	6.1	7.2	(41,878)	(14.6)
Other components of net periodic pension and postretirement benefit plans credit	(293)	(395)	(0.0)	(0.0)	102	(25.8)
Interest expense, net	43,537	15,297	1.1	0.4	28,240	184.6
Income before income taxes	201,817	272,037	5.0	6.8	(70,220)	(25.8)
Income tax expense	50,920	67,043	1.3	1.7	(16,123)	(24.0)
Net income	$150,897	$204,994	3.8	5.1	$(54,097)	(26.4)
Comprehensive income	$147,151	$206,612	3.7	5.2	$(59,461)	(28.8)

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

TWELVE WEEKS ENDED OCTOBER 4, 2025 COMPARED TO TWELVE WEEKS ENDED OCTOBER 5, 2024

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024	Dollars	%
Branded Retail	$812,760	$760,379	66.3	63.9	$52,381	6.9
Other	413,794	430,182	33.7	36.1	(16,388)	(3.8)
Total	$1,226,554	$1,190,561	100.0	100.0	$35,993	3.0

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	(1.1)	(4.1)	(2.3)
Volume*	(1.3)	0.3	(0.6)
Acquisition	9.3	—	5.9
Total percentage change in net sales	6.9	(3.8)	3.0

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

Sales increased quarter over quarter due to the Simple Mills acquisition contribution, partially offset by unfavorable price/mix for both sales categories and lower Branded Retail volumes. Branded Retail volumes were impacted by the challenging consumer environment and, to a lesser extent, higher hurricane-driven demand in the prior year quarter. Our quarterly promotional activity increased, targeting more differentiated and premium-priced items which aligns with changing consumer preferences.

Branded Retail Sales

Branded Retail sales increased 6.9% quarter over quarter due to the acquisition contribution, partially offset by volume declines and unfavorable price/mix. Volumes were negatively impacted by continued weakness in the fresh packaged bread category, and, to a lesser extent, increased hurricane-driven demand in the prior year quarter. The largest volume declines were in branded traditional loaf products. Growth in more-premium branded products, such as DKB organic and Nature's Own Keto, as well as improvement in cake sales from the addition of Wonder cake, introduced in the first quarter of Fiscal 2025, partially offset the volume decline. Additionally, to address changes in consumer preferences, we introduced two varieties of Nature's Own small loaves in the second quarter of Fiscal 2024 and expanded our varieties in the current year. Price/mix was negatively impacted by shifts in mix resulting from cake comprising a larger percentage of our Branded Retail sales and the addition of smaller loaf sizes.

We continue to invest in more-premium and better-for-you products, like the more recently introduced DKB sandwich rolls and Nature's Own Keto buns and multi-grain loaf, and the Simple Mills acquisition has increased our investment in the better-for-you category. Additionally, Simple Mills' branded snack items, combined with the DKB organic snack bars and bites, further diversifies our category exposure beyond fresh packaged breads and buns. The nationwide roll out of DKB snack bites is in progress during Fiscal 2025.

Other Sales

Sales in the Other category decreased 3.8% due to unfavorable price/mix, partially offset by increased volume for non-retail items. Store branded retail sales declined primarily due to lower cake volumes and negative price/mix. Our non-retail sales experienced unfavorable price/mix, impacted by foodservice comprising a smaller portion of our non-retail sales and increased contract manufacturing sales. Non-retail sales volumes increased due to growth in contract manufacturing and vending, net of foodservice volume declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 4, 2025 % of Sales	October 5, 2024 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	28.0	29.3	(1.3)
Workforce-related costs	14.4	14.7	(0.3)
Other	9.7	6.2	3.5
Total	52.1	50.2	1.9

Materials, supplies, labor and other production costs as a percent of sales increased quarter over quarter primarily due to increased outside purchases of product (sales with no associated ingredient costs) and lower sales price/mix combined with lower production volumes. Lower ingredient and workforce-related costs as a percent of sales partially offset the increase. Outside purchases of product are included in the Other line item in the table above, the majority of which relate to purchases of Simple Mills products, all of which are co-manufactured. We expect this trend of elevated outside purchases of product to continue. The decrease in ingredient costs as a percent of sales was due to increased outside purchases of product. Lower pricing for commodities, particularly flour, also contributed to the decrease, partially offset by higher costs for other ingredients such as cocoa and eggs and the impact of tariffs and lower sales price/mix. Workforce-related costs decreased as a percent of sales due to a greater portion of our products being co-manufactured as well as lower incentive compensation costs. We expect the impact of lower production volumes to continue to negatively impact our operations.

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation (including tariffs), weather conditions, domestic and international demand, availability due to supply conditions, including livestock disease, or other unforeseen circumstances, and we monitor these markets closely. We use eggs in several of our products and have been, and could continue to be, adversely impacted from increased costs and/or reduced availability of supply as a result of the avian influenza. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the cost of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 4, 2025 % of Sales	October 5, 2024 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	12.7	11.9	0.8
Distributor distribution fees	11.5	13.0	(1.5)
Other	14.6	13.8	0.8
Total	38.8	38.7	0.1

Workforce-related costs increased as a percent of sales quarter over quarter primarily due to a shift away from distributor distribution fees as the company converted to an employee-based model in California and wage inflation on lower sales price/mix. Reduced incentive compensation costs partially offset the increase. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs mostly due to the California conversion and the addition of Simple Mills' sales which are warehouse-delivered. The California conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to increased rent expenses, higher legal expenses, and the restructuring-related implementation and acquisition and integration-related costs incurred in the current year quarter.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the third quarter of Fiscal 2025 increased in dollars and as a percent of sales due to amortization expense associated with the intangible assets acquired in the Simple Mills acquisition and we expect this increase to continue for the remainder of Fiscal 2025.

Income from Operations

Income from operations for the twelve weeks ended October 4, 2025 decreased as a percent of sales compared to the prior year quarter primarily due to higher materials, supplies, labor, and other production costs and the restructuring charges incurred in the current year quarter, partially offset by the prior year plant closure costs.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter due to the issuance of the Notes (as defined below) on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses. We expect net interest expense to be elevated for the remainder of Fiscal 2025.

Income Tax Expense

The effective tax rate for the twelve weeks ended October 4, 2025 was 24.2% compared to 24.0% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to unfavorable discrete items related to state income taxes. For both periods presented, the primary differences in the effective rate and statutory were state income taxes.

Comprehensive Income

Comprehensive income changed primarily due to the decrease in net income quarter over quarter.

FORTY WEEKS ENDED OCTOBER 4, 2025 COMPARED TO FORTY WEEKS ENDED OCTOBER 5, 2024

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024	Dollars	%
Branded Retail	$2,651,263	$2,562,960	65.9	64.2	$88,303	3.4
Other	1,372,356	1,429,402	34.1	35.8	(57,046)	(4.0)
Total	$4,023,619	$3,992,362	100.0	100.0	$31,257	0.8

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	(1.2)	(1.5)	(1.2)
Volume*	(1.5)	(2.5)	(1.9)
Acquisition	6.1	—	3.9
Total percentage change in net sales	3.4	(4.0)	0.8

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

Sales increased period over period due to the Simple Mills acquisition contribution partially offset by softer volumes and negative price/mix in both sales categories. Volume declines were largely driven by weakness in the fresh packaged bread category, and, to a lesser extent, in the away-from-home market. The overall negative price/mix was partially offset by improvements in our foodservice price/mix from executing our portfolio optimization strategies beginning in the second quarter of the prior year. To remain competitive in a challenging environment, we increased our promotional activity period over period, targeting differentiated products.

We anticipate our Fiscal 2025 sales to increase compared to Fiscal 2024 due to the acquisition contribution, optimization of our non-retail business, new product innovation, and the additional week in Fiscal 2025. However, category headwinds, changes in consumer buying patterns, and increases in promotional activity could partially offset that improvement.

Branded Retail Sales

Branded Retail sales increased 3.4% compared to the prior year period due to the acquisition contribution, partially offset by volume declines and unfavorable price/mix. Continued weakness in the fresh packaged bread category negatively impacted volumes year over year with the largest declines in sales of traditional loaf products. Volume growth in organic, Keto, and cake items partially offset the decrease. The company introduced Wonder cake in the first quarter of Fiscal 2025. Other more recently introduced products include Nature's Own small loaves and Keto buns, DKB sandwich rolls, and Wonder bagels and English muffins. Price/mix was unfavorable primarily due to increased targeted promotional activity and, to a lesser extent, a shift in mix to greater branded retail cake sales and the addition of smaller loaf sizes.

The Simple Mills acquisition has increased our investment in the better-for-you category and their branded snack items, combined with the DKB organic snack bars and bites, further diversifies our category exposure beyond fresh packaged breads and buns. The nationwide roll out of DKB snack bites is expected to progress throughout Fiscal 2025.

Other Sales

Sales in the Other category decreased 4.0% due to softer volumes for both store branded retail and non-retail sales and unfavorable price/mix. Store branded retail sales declined due to volume decreases, most notably for cake and loaf items, and negative price/mix. Our non-retail sales experienced softer volumes for foodservice and institutional sales, partly offset by growth in contract manufacturing. Foodservice price/mix improved from optimization of that business subsequent to the first quarter of Fiscal 2024, but was offset by negative price mix for store branded retail and other non-retail sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 4, 2025 % of sales	October 5, 2024 % of sales	(Decrease) as a % of sales
Ingredients and packaging	28.1	29.5	(1.4)
Workforce-related costs	14.4	14.4	—
Other	8.5	6.4	2.1
Total	51.0	50.3	0.7

The increase in materials, supplies, labor and other production costs as a percent of sales period over period primarily resulted from greater outside purchases of product (sales with no associated ingredient costs) and lower sales price/mix, partially offset by lower ingredient costs. Lower production volumes also contributed to the increase and we expect this trend to continue due to weakness in the fresh packaged bread category. Outside purchases of product, which are included in the Other line item in the table above, largely relate to purchases of Simple Mills products, all of which are co-manufactured, and to a lesser extent certain DKB and other products. We expect a continued increase in outside purchases of product due to the Simple Mills acquisition. Ingredient costs decreased as a percent of sales due to higher outside purchases of product and lower pricing for commodities such as flour, fats, and oils. The benefit was partially offset by higher costs for other ingredients such as cocoa and eggs, lower sales price/mix and the impact of tariffs.

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation (including tariffs), weather conditions, domestic and international demand, availability due to supply conditions, including livestock disease, or other unforeseen circumstances, and we monitor these markets closely. We use eggs in several of our products and have and could continue to be adversely impacted from increased costs and/or reduced availability of supply as a result of the avian influenza. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the cost of these raw materials and significantly affect our earnings.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 4, 2025 % of sales	October 5, 2024 % of sales	(Decrease) as a % of sales
Workforce-related costs	12.8	11.8	1.0
Distributor distribution fees	11.9	13.4	(1.5)
Other	14.6	13.8	0.8
Total	39.3	39.0	0.3

Workforce-related costs increased as a percent of sales period over period primarily due to a shift away from distributor distribution fees and wage inflation on lower sales price/mix. The benefits of cost savings programs and reduced incentive compensation costs partially offset the increase. Distributor distribution fees decreased as a percent of sales primarily from a smaller portion of our sales being made through IDPs mostly resulting from the company converting to an employee-based model in California and due to distributing Simple Mills' products via a warehouse-delivery system. The California conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to the acquisition and integration-related expenses, higher restructuring-related implementation costs, and increased vehicle rent expenses associated with the California conversion. See the “Matters Affecting Comparability” section above for a discussion of the acquisition and integration-related expenses and restructuring-related implementation costs.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the forty weeks ended October 4, 2025 increased in dollars and as a percent of sales primarily due to amortization expense associated with the intangible assets acquired in the Simple Mills acquisition and we expect this trend to continue for the remainder of Fiscal 2025.

Income from Operations

Income from operations for the forty weeks ended October 4, 2025 decreased as a percent of sales compared to the prior year period primarily due to unfavorable sales price/mix, greater outside purchases of product, higher selling, distribution, and administrative costs, as described above, and lower production volumes. Moderating ingredient costs and benefits from optimizing our foodservice business partially offset the decrease.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period due to the issuance of the Notes (as defined below) on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses. We expect net interest expense to be elevated for the remainder of Fiscal 2025.

Income Tax Expense

The effective tax rate for the forty weeks ended October 4, 2025 was 25.2% compared to 24.6% in the prior year period. The increase in the rate was primarily due to a shortfall tax expense on stock-based compensation. For the periods presented, the primary differences in the effective rate relate to state income taxes, shortfalls in the current year period and windfalls in the prior year period on the vesting of stock-based compensation awards, and benefits recognized from tax credits.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the forty weeks ended October 4, 2025, volatility in global and U.S. economies, as a result of, among other things, the inflationary economic environment, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East, could significantly impact our ability to generate future cash flows. We continue to evaluate these various potential business risks, which include the possibility of future economic downturns that could shift consumer demand away from our Branded Retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement and cost of raw materials and packaging items (including the impacts of tariffs and retaliatory tariffs), the workforce available to us, among other risks.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. As of October 4, 2025, we had total available liquidity of $613.3 million, consisting of cash on hand and the available balances under the new credit facility and the repurchase facility. Although the Act does not impact the company's effective federal tax rate, we anticipate reduced federal tax payments for the remainder of Fiscal 2025 due to the impact of the Act. As of October 4, 2025, the company has a $20.9 million federal income tax receivable.

Liquidity Discussion for the Forty Weeks Ended October 4, 2025 and October 5, 2024

Cash and cash equivalents were $16.7 million at October 4, 2025 and $5.0 million at December 28, 2024. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 4, 2025	October 5, 2024	Change
Cash provided by operating activities	$320,823	$282,370	$38,453
Cash disbursed for investing activities	(895,394)	(112,942)	(782,452)
Cash provided by (disbursed for) financing activities	586,297	(176,980)	763,277
Total change in cash	$11,726	$(7,552)	$19,278

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	Change
Depreciation and amortization	$128,967	$122,393	$6,574
Impairment of assets	5,495	9,864	(4,369)
(Gain) loss reclassified from accumulated other comprehensive income to net income	(262)	1,314	(1,576)
Allowances for accounts receivable	6,755	6,328	427
Stock-based compensation	25,767	23,324	2,443
Deferred income taxes	36,399	15,831	20,568
Other non-cash items	4,516	3,789	727
Net non-cash adjustment to net income	$207,637	$182,843	$24,794

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for additional information regarding the impairment of assets.
•
For the forty weeks ended October 4, 2025, the deferred income tax activity reflects the impact of the newly enacted federal tax legislation under the Act allowing initial year 100% bonus depreciation and the partial deduction of research and development expenses previously capitalized under Internal Revenue Code Section 174. Additionally, for the current and prior year periods ended October 4, 2025 and October 5, 2024, the deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards, the impact of payments for a previously accrued legal settlement for the repurchase of distribution rights, and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs, activity in the allowances for inventory obsolescence, and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	Change
Changes in accounts receivable	$(20,465)	$(58,959)	$38,494
Changes in inventories	(15,808)	11,519	(27,327)
Changes in hedging activities	4,092	1,455	2,637
Changes in accounts payable	44,824	(31,527)	76,351
Changes in other assets and accrued liabilities	(50,354)	(27,955)	(22,399)
Net changes in working capital	$(37,711)	$(105,467)	$67,756

•
Changes in accounts receivable were mainly attributable to changes in sales period over period. Changes in inventories resulted primarily from volatility in input costs. Changes in accounts payable for the current year period were mainly attributable to extending payment terms and volatility in input prices, and changes for the prior year period were mainly due to volatility in input prices.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in income tax receivables and prepaid service contracts in each respective period. Changes in legal settlement, employee compensation, interest, and insurance liability accruals primarily resulted in the change in other accrued liabilities. During the first quarter of Fiscal 2025 and Fiscal 2024, we paid $53.8 million and $31.9 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.4 million and $1.9 million was paid during the first quarter of Fiscal 2025 and Fiscal 2024, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 4, 2025, the company accrued $2.1 million in legal settlements and made payments of $3.8 million, of which $1.7 million had been accrued for in the prior year. During the forty weeks ended October 5, 2024, the company accrued $0.8 million and paid $55.0 million to the legal fund related to a legal settlement recognized in the third quarter of Fiscal 2023.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 4, 2025 and October 5, 2024, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	Change
Purchases of property, plant, and equipment	$(80,305)	$(86,624)	$6,319
Repurchases of independent distributor distribution rights, net of principal payments from notes receivable	(25,760)	(28,789)	3,029
Proceeds from sale of property, plant and equipment	577	2,040	(1,463)
Proceeds from insurance settlement	1,389	—	1,389
Acquisition of business, net of cash acquired	(791,928)	—	(791,928)
Other	633	431	202
Net cash disbursed for investing activities	$(895,394)	$(112,942)	$(782,452)

•
We currently anticipate capital expenditures of $120.0 million to $130.0 million for Fiscal 2025 (inclusive of expenditures for the ERP upgrade of $3.0 million to $5.0 million).
•
The repurchases of the California distribution rights contributed to most of the change in the repurchases of distribution rights, net of principal payments on notes receivable. The company completed the California repurchases early in the second quarter of Fiscal 2025.
•
As discussed in the "Executive Overview" section above, on February 21, 2025, we completed the Simple Mills acquisition for total cash consideration of approximately $848.6 million of which $791.9 million, which is net of cash acquired, was paid through the third quarter of Fiscal 2025. The determination of the final purchase price is pending post-close purchase price adjustments.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities for the forty weeks ended October 4, 2025 and October 5, 2024, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2025	October 5, 2024	Change
Dividends paid, including dividends on stock-based payment awards	$(157,039)	$(152,489)	$(4,550)
Payments for financing fees	(10,120)	(190)	(9,930)
Stock repurchases	(5,499)	(22,703)	17,204
Change in bank overdrafts	(5,861)	(6,363)	502
Net change in debt obligations	764,880	5,000	759,880
Payments on financing leases	(64)	(235)	171
Net cash provided by (disbursed for) financing activities	$586,297	$(176,980)	$763,277

•
Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 4, 2025 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 22, 2025	September 5, 2025	September 19, 2025	$0.2475	$52,267
May 22, 2025	June 5, 2025	June 19, 2025	$0.2475	$52,266
February 14, 2025	February 28, 2025	March 14, 2025	$0.2400	$50,671

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

•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 4, 2025 and October 5, 2024, we repurchased 286,980 and 992,233 shares of our common stock for $5.5 million and $22.7 million, respectively, under a share repurchase plan approved by our Board of Directors. All of the shares acquired in the current year period and a portion of the prior period share repurchases were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations primarily related to issuing the Notes to fund the Simple Mills acquisition in the first quarter of Fiscal 2025. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 4, 2025 and December 28, 2024, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 6, Leases, and Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at		Fixed or	Final
	October 4, 2025	December 28, 2024	Variable Rate	Maturity
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
2055 notes	$294,542	$—	Fixed Rate	2055
2035 notes	494,636	—	Fixed Rate	2035
2031 notes	496,012	495,452	Fixed Rate	2031
2026 notes	399,433	398,992	Fixed Rate	2026
New credit facility	—	—	Variable Rate	2030
Previous credit facility	—	2,200	Variable Rate
Accounts receivable repurchase facility	95,000	125,000	Variable Rate	2027
Right-of-use lease obligations	337,240	322,989		2036
	2,116,863	1,344,633
Less: Current maturities of long-term debt and right- of-use lease obligations	(474,037)	(68,524)
Long-term debt and right-of-use lease obligations	$1,642,826	$1,276,109

Total stockholders' equity
Total stockholders' equity	$1,420,494	$1,410,114

The repurchase facility and the credit facilities are generally used for short-term liquidity needs. Changes to the new credit facility and previous credit facility are detailed below. See Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and globally due to, among other things, the impact of the inflationary economic environment, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflict in the Middle East. As of October 4, 2025, the 2026 notes are classified within the current maturities of long-term debt and will mature during the third quarter of Fiscal 2026 on October 1, 2026. As detailed in the table below, the company currently has sufficient availability under the repurchase facility and new credit facility to repay the 2026 notes upon maturity. Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total facility limit and a formula derived amount based on qualifying trade receivables. If the company were to draw down amounts in excess of paying off the 2026 notes, we may have a different amount available for withdrawal than is presented in the table below.

The following table details the amounts available under the repurchase facility and the credit facility and the highest and lowest balances outstanding under these arrangements during the forty weeks ended October 4, 2025:

	Amount Available		For the Forty Weeks Ended October 4, 2025
	for Withdrawal at		Highest	Lowest
Facility	October 4, 2025		Balance	Balance
	(Amounts in thousands)
Accounts receivable repurchase facility (1)	$105,000		$155,000	$50,000
New credit facility (2)	491,600		18,600	—
Previous credit facility	—	*	2,200	—
	$596,600
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

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. During the forty weeks ended October 4, 2025, the company made $64.1 million in revolving borrowings and $66.3 million in payments on revolving borrowings under the new and previous credit facility combined. The amount available under the new credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the new credit facility are variable rate debt and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, the cost of using these facilities increases, resulting in greater interest expense.

Restrictive financial covenants for our borrowings can include ratios such as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 4, 2025, the company was in compliance with all restrictive covenants under our debt agreements.

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

At October 4, 2025, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Under our share repurchase plan, the company may repurchase its common stock in the open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 4, 2025, 286,980 shares, at a cost of $5.5 million, of the company’s common stock were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 4, 2025, 73.3 million shares, at a cost of $761.5 million, have been repurchased.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility of raw material and packaging prices. As of October 4, 2025, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(0.3) million, based on quoted market prices. Of this amount, $(0.1) million relates to instruments that will be utilized in Fiscal 2025 and $(0.2) million that will be utilized in Fiscal 2026.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 4, 2025, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 4, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

There were no common stock repurchases under the share repurchase plan during the twelve weeks ended October 4, 2025. During the forty weeks ended October 4, 2025, 286,980 shares, at a cost of $5.5 million, were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 4, 2025, 73.3 million shares, at a cost of $761.5 million, have been repurchased. The company currently has 21.3 million shares remaining available for repurchase under the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended October 4, 2025.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and R. Steve Kinsey, Chief Financial Officer, for the quarter ended October 4, 2025.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 4, 2025 has been formatted in Inline XBRL.

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

Date: November 6, 2025