Form 10-K
period 2026-01-03
FLOWERS FOODS INC
filed 2026-02-25
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 12, 2025, was $3,234,078,278.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2026 was 211,554,322.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 29, 2026, which is expected to be filed with the Securities and Exchange Commission on or about April 14, 2026, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

The Company

Flowers Foods, Inc. (which we reference to herein as “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods”), founded in 1919 as a Georgia corporation and headquartered in Thomasville, Georgia, is currently the second-largest producer and marketer of packaged bakery foods in the United States (“U.S.”). Our principal products include breads, buns, rolls, snack items (bars, cakes, cookies, and crackers), bagels, English muffins, tortillas, and baking mixes and are sold under a variety of brand names, including Nature’s Own, Dave’s Killer Bread (“DKB”), Canyon Bakehouse, Simple Mills, Wonder, and Tastykake. Our brands are among the best known in the U.S. baking industry. Many of our brands have a major presence in the product categories in which they compete.

Flowers’ strategic priorities include developing our team, focusing on our brands, prioritizing our margins, and proactively seeking out smart, disciplined acquisitions and are described further in the following section. We believe that executing on our strategic priorities will drive future growth and margin expansion and deliver meaningful shareholder value over time.

Simple Mills Acquisition

On February 21, 2025, the company completed the acquisition of 100% of the equity interests of Purposeful Foods Holdings, Inc., the parent company of Simple Mills, Inc. ("Simple Mills"), maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes. The acquisition expands the company’s presence in the better-for-you snacking category, diversifies our category exposure, and enhances the company's growth and margin prospects. Founded in 2012, Simple Mills is a market-leading natural brand and its products are made with simple ingredients, pioneered from using nutrient-dense nut, seed, and vegetable flours, attracting natural and mainstream consumers alike. Simple Mills' products are available nationwide across more than 30,000 natural and conventional stores. See Note 6, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Current Inflationary Economic Environment and Other Macroeconomic Factors

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including the impacts of tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the current instability in the Middle East. Our results in Fiscal 2025 were negatively impacted by continued softness in the fresh packaged bread category, most notably for traditional loaf breads, partly due to changes in consumer purchasing patterns and behaviors. The benefit of sales increases, mainly from the Simple Mills acquisition contribution and the additional week in Fiscal 2025 and to a lesser extent sales improvement for DKB, Nature's Own Keto, and Wonder cake products, was more than offset by higher operating costs.

Supply chain disruptions, including impacts from the imposition of tariffs (including retaliatory tariffs), could continue to negatively impact production volumes due to uncertainty in the global and U.S. supply chain. Although the conflict between Russia and Ukraine and the current instability in the Middle East have not impacted us directly, we are closely monitoring the effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. Disruptions in our operations, related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and workforce availability, have negatively impacted, and could continue to negatively impact, our operations, results of operations, cash flows, and liquidity.

Higher labor costs negatively impacted our results in Fiscal 2025 and Fiscal 2024 and this trend may continue due to changes in employment rates and additional government regulations and the labor market available to us, among other factors. These challenges may negatively impact the efficiency of our production lines and our ability to operate at, or near, full capacity and could result in increased labor costs, including additional overtime to meet demand and higher wage rates to attract and retain workers. An overall labor shortage, lack of skilled labor, or increased turnover has and could continue to have a negative impact on the company’s operations, results of operations, liquidity, or cash flows.

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
•
Grow EBITDA by 4% to 6% annually (excluding any future acquisitions). The company defines EBITDA as earnings before interest, taxes, depreciation and amortization.
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

A major focus of our long-term strategy is to evolve our sales portfolio to higher margin, value-added branded retail products that we expect will generate top line growth and improve overall profitability. We expect an optimized portfolio will drive share gains by targeting growth segments with new, innovative products. We have established clear roles for the brands and product lines within our portfolio to enable more targeted decision-making on brand investment. Over the past several years, we have completed sales rationalization initiatives resulting in a more streamlined brand and product assortment, and reduced brand portfolio complexity. As the fresh packaged bread category has continued to experience weakness and is expected to remain challenging, we are conducting a comprehensive review to further optimize our brand portfolio. We have also executed strategies to optimize our non-retail and store branded retail sales by exiting certain lower margin business, implementing price increases, and acquiring new customers.

As our sales portfolio continues to evolve, the flexibility of our production and distribution systems allows us to pivot capacity to meet changing demand and we continue to optimize these systems. We believe our flexible bakery system allows us to quickly shift production to high demand products and adjust distribution where needed. For example, we ceased production at our Bailey Street Bakery located in Atlanta Georgia in Fiscal 2025, our Baton Rouge, Louisiana bakery in Fiscal 2024, and our Phoenix, Arizona bakery in Fiscal 2022 to shift production to more efficient bakeries. In Fiscal 2023, we acquired the Papa Pita Bakery business ("Papa Pita") expanding our production capacity, including for bagels, pitas, and flat breads, the majority of which Papa Pita previously co-manufactured for us, and increasing our direct-store-delivery distribution in the western U.S. Additionally, we are continuing to optimize our distribution system by reducing network complexity through depot consolidation and reducing transport miles.

M&A has always been, and we expect will continue to be, an important part of our long-term growth strategy. We employ a disciplined approach to M&A, seeking out candidates that enhance our branded portfolio, extend our geographic presence, are a strong cultural fit, and add enhanced capabilities to our company. We believe our strong balance sheet and cash flow generation enables us to execute our M&A strategy and, as discussed above, on February 21, 2025, we completed the purchase of Simple Mills, maker of a premium brand of better-for-you cookies, crackers, snack bars, and baking mixes.

Transformation Strategy Initiatives

In the fourth quarter of Fiscal 2025, we began a comprehensive review of our brands, operations, and financial strategy. Although this review is in the early stages, as discussed in the Impairment of assets section in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, it has resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories.

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

ERP Upgrade

This initiative includes upgrading our information system platform and is expected to improve data management and efficiencies while automating many of our processes. We completed the initial planning and road mapping phase of the ERP upgrade at the end of Fiscal 2020. In the first quarter of Fiscal 2021, we transitioned into the design phase and engaged a leading, global consulting firm to assist us in designing and implementing the upgrade of our ERP platform and to serve as the system integrator for the project. We transitioned into the build phase at the beginning of Fiscal 2022 and during the second quarter of Fiscal 2023, we began deploying the ERP upgrade. We have continued the implementation through a phased approach and anticipate the deployment to be completed in Fiscal 2027.

We expect the transformation strategy initiatives to require significant capital investment and expense over the next two years. We currently anticipate the upgrade of our ERP system will cost approximately $325 million (of which approximately 35% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in 2027. In the third quarter of Fiscal 2024, we recorded a $2.3 million asset impairment charge to fully impair certain ERP-related assets that no longer meet our business needs. As of January 3, 2026, we have incurred costs related to the project of approximately $265 million. See Item 1A., Risk Factors, “We may experience difficulties in deploying the upgrade of our ERP system.”

Segment

From the beginning of Fiscal 2019 through Fiscal 2024, we managed our business as one operating segment. The company concluded it had one operating segment based on the nature of the products sold by the company, its intertwined production and distribution model, the internal management structure and the information regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. Concurrent with the acquisition of Simple Mills, the company has identified two operating segments based on how business activities are managed and evaluated, legacy Flowers Foods and Simple Mills. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purpose of determining our one reportable segment. See Note 2, Summary of Significant Accounting Policies, and Note 4, Segments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information about our operating segments and one reportable segment.

Brands & Products

We report our sales as Branded Retail and Other. The Other category includes store branded retail, foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing. In Fiscal 2025, Branded Retail sales represented 65.9% of our total sales.

Our brands are some of the best-known in the U.S. fresh packaged bread industry and with the addition of Simple Mills' products in Fiscal 2025, we have expanded our presence in the better-for-you snacking category and diversified our category exposure. Many of our brands hold leading market positions in the categories in which they compete. We believe having a well-diversified portfolio of brands allows us to be more competitive in the marketplace and appeal to a broader range of consumers. Our principal products are breads, buns, rolls, snack items (bars, cakes, cookies, and crackers), bagels, English muffins, tortillas, and baking mixes. The table below presents the major brands within our diversified brand portfolio:

Strategic Positioning	Key Brands
Mainstream	Wonder, Tastykake, Regional Brands
Premium	Nature's Own, DKB, Canyon Bakehouse, Simple Mills

Brand Highlights

•
Nature’s Own is the best-selling loaf bread in the U.S. (Source: Circana Total US MultiOutlet+w/Conv L53 Weeks Ending 1/4/26). Nature’s Own’s sales, at estimated retail, were $1.5 billion for Fiscal 2025.
•
Nature’s Own Honey Wheat is the #1 Universal Product Code (“UPC”) in the U.S. Fresh Packaged Bread category based on dollars and units. In the U.S. Fresh Packaged Bread category, Nature’s Own Butterbread is the #3 UPC based on units and the #4 UPC based on dollars. (Source: Circana Total US MultiOutlet+w/Conv L53 Weeks Ending 1/4/26)
•
DKB is the #1 selling organic brand in the U.S. and the company’s #2 brand, with the top-selling organic brand in four different segments (Loaf, Bagels, Breakfast Bread, and English Muffins). (Source: Circana Total US MultiOutlet+w/Conv L53 Weeks Ending 1/4/26). DKB’s sales, at estimated retail, were $1.2 billion for Fiscal 2025.
•
Canyon Bakehouse is the #1 selling gluten-free bread brand in the U.S. (Source: Circana Total US MultiOutlet+w/Conv L53 Weeks Ending 1/4/26). Canyon Bakehouse’s sales, at estimated retail, were $174 million for Fiscal 2025.
•
Simple Mills, acquired on February 21, 2025, is a leading brand of better-for-you crackers, cookies, snack bars, and baking mixes, with sales, at estimated retail, of $283 million for Fiscal 2025. (Source: Circana Total US MultiOutlet+w/Conv L53 Weeks Ending 1/4/26)
•
Wonder, over 100 years old, enjoys 93% brand awareness (Source: Kantar Brand Health Tracking Study - Summer 2025). Wonder’s Classic White loaf is the #2 UPC in the white loaf segment based on dollars and units in the U.S. (Source: Circana Total US MultiOutlet+w/Conv L53 Weeks Ending 1/4/26). Wonder’s sales, at estimated retail, including cake products introduced in Fiscal 2025, were $569 million for Fiscal 2025.

In Fiscal 2025, we introduced Nature's Own Keto multi-grain and higher protein loaf breads as well as new varieties of Nature's Own Small Loaf breads, Wonder snack cakes, and DKB Organic sandwich buns, among other new products. Additionally, we rolled out DKB snack bites nationwide. In Fiscal 2024, we introduced Nature's Own Keto hamburger and hotdog buns, Nature's Own Small Loaf breads, Wonder bagels and English muffins, and DKB Organic Rolls, among others.

The DKB snack bars and snack bites are part of an initiative to extend our presence beyond the traditional bread category and into the snacking category. As discussed above, the Simple Mills Acquisition expanded the company’s exposure to the better-for-you snacking segment and diversifies our category exposure. Late in Fiscal 2025, we launched three varieties of DKB organic breakfast bars and expanded our line of protein bars, snack bars, and snack bites.

Our brands and products are sold through various channels throughout the U.S. These channels include supermarkets, drugstores, mass merchandisers, discount stores, club stores, natural stores, convenience stores, thrift outlet stores, and foodservice, among others.

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

Customers

Our top 10 customers in Fiscal 2025 accounted for 57.7% of sales. During Fiscal 2025, our largest customer, Walmart/Sam’s Club, represented 21.5% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart/Sam’s Club was the only customer to account for 10% or more of our sales during Fiscal 2025, 2024, and 2023.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of thrift stores. The company currently operates 221 such stores and reported sales of $62.2 million during Fiscal 2025 from these outlets.

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

Our DSD distribution system is comprised of three types of territories: (1) independent distributor-owned and operated territories (independent distributors own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets); (2) distribution rights that are classified as available for sale in the Consolidated Balance Sheets; and (3) other company operated territories. The table below presents the approximate number of territories used by the company as of January 3, 2026:

Type of territory	Number of territories
Independent distributor-owned and operated territories	4,274
Territories classified as available for sale	133
Other company operated territories	1,365
Total territories	5,772

During Fiscal 2024, the company commenced repurchasing approximately 400 territories in California and converting them to company operated territories mostly as a result of the settlement of litigation as further discussed in Note 23, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K. The company completed the repurchases in Fiscal 2025.

Our warehouse distribution system delivers a portion of our packaged bakery snack products from a central distribution facility located near our Crossville, Tennessee snack cake bakery. We believe this centralized distribution system allows us to achieve both production and distribution efficiencies. Products coming from different bakeries are then cross-docked and shipped directly to customers’ warehouses nationwide. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers. Our Simple Mills products are produced by co-manufacturers and shipped to central warehouses for distribution to our customers or pick up by the customer.

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

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs were volatile in Fiscal 2024 and moderated in Fiscal 2025. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at approximately $55 billion at retail. The fresh packaged bread category is intensely competitive and has experienced volume decreases in recent years. Flowers Foods is currently the second-largest company in the U.S. fresh baking industry based on dollar market share as presented in the following chart (amounts may not compute due to rounding). (Source: Circana Flowers custom database, 53 weeks ending 1/4/26; due to a change in methodology and sources, data provided previously may not be comparable to current data):

Market Share
BBU 27%
Private Label 26%
Flowers Branded 16%
Pepperidge Farms 5%
Other 26%
BBU
Private Label
Flowers Branded
Pepperidge Farms
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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company. The store brand share of retail fresh packaged bread in the U.S. accounts for approximately 26% of the dollar sales and approximately 35% of unit sales. Store brand's dollar share had been steadily declining for a number of years prior to Fiscal 2022, however that trend reversed in Fiscal 2022 and expanded in subsequent years through Fiscal 2025. The continued inflationary environment has pressured more consumers to trade down to store brand bakery products.

Human Capital Resources

As of January 3, 2026, Flowers and its subsidiaries had approximately 10,300 employees located throughout the U.S. and approximately 5,500 full-time leased and temporary employees. Approximately 840 employees are covered by collective bargaining agreements and there are no material outstanding labor disputes.

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

A number of our bakeries actively champion second chance employment by recruiting formerly incarcerated individuals who are ready to re-enter the job market. Our flagship Dave’s Killer Bread bakery in Milwaukie, Oregon, is one of our biggest advocates for second chance employment – with over 45% of team members hired through the bakery’s second chance initiatives.

In addition, Flowers is a long-time supporter of causes that support U.S. veterans and their families. Since 2018, through our Wonder and Tastykake brands, we have partnered with the United Service Organizations ("USO") to help provide a variety of programs that keep service members and their families connected. In support of these efforts, Flowers' brands fulfilled their multi-year commitment, donating $3.1 million to the USO through Fiscal 2025, and increased their total pledge to $3.4 million through 2026. Presently, Flowers employs approximately 475 veterans.

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
•
Expanding our goal setting process to include personal development plans (PDPs) as a standard practice. This ensures every employee has a clear roadmap for their career growth, with defined goals and actionable steps to achieve them.
•
Offering the Continuous Performance Management module which supports ongoing performance conversations between employees and their managers.
•
Offering Career Conversations training for supervisory employees to discuss career pathing and employee development.

To foster our culture of belonging, Flowers deploys annual anti-harassment, anti-discrimination, and inclusiveness training. This content is also provided as part of our onboarding process for new corporate and bakery employees. In addition, all employees are provided opportunities to take additional training for their self-development and career progression.

Flowers offers confidential employee opinion surveys to our entire employee population. These surveys are designed to capture real-life feedback about what it is like to work at Flowers. Insights from the survey inform leadership discussions, people strategies and targeted action plans designed to enhance employee engagement, support talent retention, and align the workforce with business objectives.

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
•
life insurance that includes accidental death and dismemberment coverage;
•
short-term disability to provide wage protection for up to six months;
•
college tuition support programs for employees and their dependents; and
•
a 401(k) plan (certain union-affiliated employees participate in a company-sponsored pension or multi-employer plan) with generous company contributions.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for our annual meeting of shareholders, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings on our website at www.flowersfoods.com in the “REPORTS & FILINGS” section of the “INVESTORS” tab. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including the company. Except as otherwise expressly set forth herein, the information contained on our website is neither included nor incorporated by reference herein.

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

A material negative change in our relationship with the independent distributor partners could negatively affect our business. Such changes could result from litigation or one or more adverse rulings by courts or regulatory or governmental bodies in any of the jurisdictions in which we operate regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributor partners, or an adverse judgment against the company for actions taken by the independent distributor partners. These changes could also result from regulatory developments based on the manner in which the U.S. Department of Labor applies the Fair Labor Standards Act. In addition, as a result of California distributor-related litigation, we converted our independent distributor partners distribution model in California to an employment model. Any of these developments could materially and/or negatively affect our financial condition, results of operations and cash flows.

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

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Brand value could diminish significantly due to several factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media platforms by consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Brand recognition and loyalty can be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. In addition, failure to comply with local or other laws and regulations could also hurt our reputation. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition or were to suffer damage to our reputation or loss of consumer confidence in our products for any of these reasons, our revenues and profitability could be adversely affected. Additionally, a company determination that any brand is no longer expected to contribute to the company's future results or to be utilized in a limited capacity could lead to an impairment of an intangible asset, or an acceleration of amortization due to a reduction in the useful life, and could adversely affect our business, financial condition or results of operations.

Our inability to execute our business strategy could adversely affect our business.

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. In particular, these operating strategies include, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values, (ii) the deployment of new systems and technology, and (iii) an enhanced organizational structure. Our focus on our long-term goals of being consumer-focused and committed to growing our most profitable brands is dependent on our success in achieving our strategic priorities: (i) develop our team; (ii) focus on brands; (iii) prioritize margins; and (iv) pursue smart M&A. These and related demands on our resources may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any delay in, or failure to implement, our strategic initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

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

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, inferior product or ingredient supply, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model, could impair our ability to make, move or sell our products. Moreover, terrorist activity, armed conflict or political instability, including any escalation of hostility arising out of the conflict between Russia and the Ukraine and the current instability in the Middle East, or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events and disruption to our manufacturing or distribution capabilities, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

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

In addition, our IT systems (including those provided to us by third parties), and the IT systems of our third-party business partners, may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and cyber incidents. Cyber-attacks and other cyber incidents are occurring more frequently in the United States and are becoming more sophisticated with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including extortion, denial of service, employee or personnel failures, or social engineering through phishing, ransomware or malware. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including software that is commonly used by companies in cloud-based services and bundled software. In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine, the current instability in the Middle East, and the resulting geopolitical conflicts. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. These circumstances increase the likelihood of cyber-attacks and/or security breaches. In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and machine learning technologies may intensify our cybersecurity risks and make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of the cyber events described above. Further, the technology and techniques used in cyber-attacks are constantly evolving and the pace and extent of that evolution may accelerate with the use of emerging technologies including AI and machine learning.

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

We are in the midst of deploying an upgrade to our ERP system to a more robust platform. The upgrade of the ERP system is designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of the upgrade to the ERP system has required, and continues to require, an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our financial and operating processes. During the second quarter of Fiscal 2023, we began deploying the ERP upgrade. The deployment is anticipated to be completed in Fiscal 2027. We may not be able to deploy the ERP system upgrade successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to deploy the ERP system upgrade as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our financial condition, results of operations and cash flows could be negatively impacted.

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

Raw materials, such as flour, sweeteners, shortening, yeast, water, and eggs, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations (including tariffs), inflation, weather conditions, domestic and international demand, availability due to supply chain conditions, livestock disease (for example, avian influenza) or other unforeseen circumstances. The global economy has been negatively impacted by the military conflict between Russia and Ukraine and the current instability in the Middle East. Both are fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union, and others in response to Russia’s invasion of Ukraine. Furthermore, the current instability in the Middle East may impact oil production capacity, oil prices, and cause disruptions in global supply chains and shipping routes. While we do not expect our operations to be directly impacted by this conflict and instability at this time, changes in global grain and commodity flows and increased supply chain costs could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging or fixed price arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 57.7% of sales during Fiscal 2025. Our largest customer, Walmart/Sam’s Club, accounted for 21.5% during this period. These customers do not typically enter long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, there is a risk that our customers will give higher priority to their own products or to the products of our competitors, resulting in less shelf space for our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

Additionally, as concerns about climate change and other environmental issues continue to increase, we may be required to comply with new laws and regulations which may result in increased/not yet identified compliance costs, the scale of which is to be evaluated. We continue to evaluate the possible impact of such new laws and regulations.

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

A. Ryals McMullian Age 56 Chairman and Chief Executive Officer

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

D. Anthony Scaglione Age 53 Chief Financial Officer

Mr. Scaglione joined the company as chief financial officer (“CFO”) on January 1, 2026. Previously, he served as chief financial officer of Total Wine & More, a privately held retailer specializing in wine, spirits, and beer, from September 2024 to March 2025. He also served as executive vice president and chief financial officer of ODP Corporation, a global B2B office equipment and services company, from July 2020 to September 2024. Prior to joining ODP Corporation, he was executive vice president and chief financial officer of ABM Industries Inc. (“ABM”), a global services company, from 2015 to July 2020. Prior to joining ABM in 2009, Mr. Scaglione held executive finance positions at CA Technologies from 2005 to 2009 and served as a manager with Ernst & Young from 2001 to 2005.

Heeth Varnedoe IV Age 59 President and Chief Operating Officer

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

Terry S. Thomas Age 56 Chief Growth Officer

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

Stephanie B. Tillman Age 55 Chief Legal Counsel

Ms. Tillman was named chief legal counsel and corporate secretary effective January 2020. Previously, she served as vice president, chief compliance officer, and deputy general counsel from April 2011 to January 2020. Prior to that, Ms. Tillman served in various roles in the legal department since joining the company in 1995.

Cindy L. Cox Age 59 Chief Human Resources Officer

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

H. Mark Courtney Age 65 Chief Brand Officer

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

Tom Winters Age 62 Chief Supply Chain Officer

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

David M. Roach Age 56 Chief DSD Operations Officer

Mr. Roach was named chief DSD operations officer in January 2026. He previously served as chief strategic projects officer from August 2022 to January 2026, president of cake operations from July 2020 until August 2022, and president of the Snacking/Specialty Business Unit from May 2017 to July 2020. Prior to that, Mr. Roach served in various sales and management positions since joining the company in 1992.

Mark Chaffin Age 55 Chief Information Officer

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Protecting the confidentiality, integrity, and availability of our information systems is critical to our business operations, brands, and stakeholders. We maintain an enterprise cybersecurity program with processes to assess, identify, and manage material risks from cybersecurity threats. These processes are integrated into our enterprise risk management (“ERM”) framework and address risks that could arise from our own operations as well as incidents at third‑party service providers or partners

Risk Management and Strategy. Our cybersecurity program is aligned to industry‑recognized frameworks (including the NIST Cybersecurity Framework) and is designed to evolve as threats and our business change. However, this does not mean that we will meet, or maintain, any particular technical standard, specification, framework, or requirement in the future, but rather we use the NIST Cybersecurity Framework and other standards as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. Key elements include:

•
Threat identification and prevention: Layered technical and administrative controls informed by internal/external threat intelligence and periodic vulnerability assessments and penetration testing conducted with qualified third parties.
•
Incident preparedness: A documented Computer Security Incident Response Plan (“CSIRP”) that establishes an organizational framework and guidelines to assist the company in identifying, responding to, and recovering from computer security incidents both at the company and its third-party service providers in connection with incidents that may impact the company, including the security incident management team (the “SIM Team”), a legal team (the “Legal Team”) and the computer security incident response team (the “CSIRT”) and regular tabletop exercises involving cross‑functional stakeholders to validate readiness.
•
Training and awareness: Mandatory training for employees and contractors, phishing simulations, and user‑friendly reporting tools for suspected phishing or security issues.
•
Third-party risk: Risk-based due diligence and contractual requirements for selected vendors and service providers and ongoing performance monitoring proportionate to the services provided.

We also periodically benchmark elements of our program and may engage independent experts to assess specific controls or processes as part of our continuous improvement efforts. In addition, we maintain cyber insurance coverage designed to help mitigate potential financial impacts of certain cybersecurity incidents. However, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

Governance. The company’s board of directors (the “Board” or “Board of Directors”) oversees the company’s Information Security program, which is approved annually. The audit committee is tasked with oversight of certain risk issues, including cybersecurity, and regularly reports its activities to the Board of Directors. As described in its charter, the audit committee of the Board of Directors oversees risks related to information technology security and regularly reviews and discusses with the VP of Information Security & Compliance and other members of management the company’s information technology security risk exposures, including (a) the potential impact of those exposures on the company’s business, financial results, operations and reputation, (b) the steps that management has taken to monitor and mitigate such exposures, (c) the company’s information governance policies and programs, and (d) legislative and regulatory developments that could materially impact the company’s privacy and data risk exposure. Management’s execution of the cybersecurity program is led by our Vice President of Information Security & Compliance, who reports directly to the company's chief financial officer. The VP of Information Security & Compliance has responsibility for information security strategy and operation and managing and assessing material risks from cybersecurity threats. This individual has a variety of IT security skills, experiences and professional expertise, obtained through work experience and information security certifications and education. The VP of Information Security & Compliance regularly reports to the audit committee regarding policies and processes for assessing and managing risk associated with information technology and cybersecurity, as well as material cybersecurity incidents.

In consultation with the VP of Information Security & Compliance, each of the SIM Team, the Legal Team, and the CSIRT, has a discrete set of responsibilities and obligations under the CSIRP. The CSIRT is a broad, cross-functional team of management stakeholders assigned with coordinating, developing, and managing the company’s response to computer security incidents when activated. The CSIRP provides, when activated, the CSIRT will lead all aspects of incident response, including the engagement of outside counsel and other third-party resources, such as an external incident response team, forensic resources, a crisis management or public relations firm, or notification service providers.

If the CSIRT is activated, incidents are escalated to a subcommittee of our Disclosure Committee, comprised of senior executives and leaders throughout the company, for materiality assessment and disclosure determinations consistent with applicable SEC requirements.

For incidents where the CSIRT is not activated, either the SIM Team or the Legal Team, depending on the circumstances, is expected to lead and manage the incident response.

Impacts of Cybersecurity Threats. To date, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. We continue to monitor the evolving threat environment, including ransomware, third‑party incidents, and risks to operational technology systems, and we may experience cybersecurity events in the future that could have a material impact.

Cautionary Note. We do not disclose specific technical information about our security architecture, control configurations, or vulnerabilities where such detail could impede our ability to respond to threats or could be used by threat actors to cause harm. Our disclosures are designed to provide decision-useful information to investors while maintaining appropriate security.

Item 2. Properties

Our principal executive offices are company owned and located in Thomasville, Georgia. The company also leases properties that are used for shared services functions and our IT group and owns several properties for our corporate offices. The company also has an additional shared services center in Phoenix, Arizona.

We operate 44 bakeries across the continental U.S. Each of the listed bakeries is company owned except for Modesto, California and Philadelphia, Pennsylvania. We believe that our bakeries have adequate production utilization and can meet the current operational requirements for the operation of the business. As discussed in Item 1., Business, of this Form 10-K, the company has restructured its plant operation responsibilities from the sales function to the supply chain function. Additionally, across the continental U.S. in the markets we serve, we own approximately 140 warehouse/distribution centers and lease approximately 500 warehouse/distribution centers.

The table below sets forth the production and sales operations in our bakeries:

Alabama	Kansas	Tennessee
Birmingham (P)	Lenexa (PS)	Cleveland (P)
Montgomery (P)	Kentucky	Crossville (PS)*
Tuscaloosa (P)	Bardstown (P)	Knoxville (P)
Arizona	London (PS)*	Texas
Mesa (PS)*	Louisiana	Denton (P)
Tolleson (P)	Lafayette (P)	El Paso (PS)
Arkansas	New Orleans (PS)	Houston (P)
Batesville (PS)	Maine	Houston (PS)
Texarkana (P)	Lewiston (P)	San Antonio (PS)
California	Lewiston (PS)	Tyler (PS)
Modesto (Leased) (P)	Nevada	Utah
Colorado	Henderson (PS)	West Jordan (P)
Johnstown (P)	North Carolina	Virginia
Florida	Goldsboro (PS)	Lynchburg (P)
Bradenton (P)	Jamestown (P)	Norfolk (PS)
Jacksonville (P)	Newton (P)
Lakeland (P)	Oregon
Miami (P)	Milwaukie (PS)*
Georgia	Pennsylvania
Savannah (P)	Oxford (PS)
Suwanee (P)	Philadelphia (Leased) (PS)
Thomasville (PS)
Tucker (P)
Villa Rica (P)
P - Production Only
PS - Production and Sales
*Only thrift store sales

We believe our facilities are well-maintained and adequate, that they are being appropriately utilized and that they have sufficient production utilization for their present intended purposes. Utilization is actual labor time as a percent of available hours of production in a week (based on 120 hours/week for three shifts). On a consolidated basis during Fiscal 2025, our average quarterly production utilization ranged from 90% to 99% across all bakeries. During heightened periods of demand, the company can improve utilization by streamlining production with longer production runs and fewer differentiated products produced. Production utilization is not materially different when a sales facility is also located at the bakery.

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

Holders

As of February 20, 2026, there were approximately 2,982 holders of record of the company’s common stock.

Dividends

The payment of dividends is subject to the discretion of the company’s Board. For Fiscal 2025 and Fiscal 2024, we paid cash dividends on common stock totaling $0.9825 and $0.9500 per share, respectively. While we intend to continue paying dividends on our common stock, the declaration of cash dividends is at the discretion of the Board, considered in the context of, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Purchases of Equity Securities by the Issuer

As originally announced on December 19, 2002, and subsequently increased, our Board of Directors had approved a plan that authorized share repurchases of up to 74.6 million shares. On May 26, 2022, the company announced that the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated share repurchase program at such times and at such prices as determined to be in the company’s best interest. These repurchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company did not purchase any shares of its common stock in the fourth quarter of Fiscal 2025. From the inception of the plan through January 3, 2026, 73.3 million shares have been repurchased, at a cost of $761.5 million. At the close of the company’s fourth quarter on January 3, 2026, 21.3 million shares remained under the existing authorization.

For information on securities authorized for issuance under the company's compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 2, 2021 through January 3, 2026, the last day of our 2025 fiscal year.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
01/03/26
Flowers Foods, Inc.
S&P 500 Index
S&P 500 Packaged Foods & Meats Index
S&P MidCap 400 Index

	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023	December 28, 2024	January 3, 2026
FLOWERS FOODS INC	100.00	125.63	135.65	110.38	104.62	59.02
S&P 500 INDEX	100.00	128.71	105.40	133.10	168.91	196.57
S&P 500 PACKAGED FOODS & MEATS INDEX	100.00	113.08	123.68	114.34	108.83	97.03
S&P MIDCAP 400 INDEX	100.00	124.76	108.47	126.29	144.63	156.76

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 2, 2021. Flowers Foods’ share price is also indexed to $100 at January 2, 2021.

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
•
Results of operations — an analysis of the company’s consolidated results of operations for Fiscal 2025 compared to Fiscal 2024 as presented in the Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for a discussion of the results of operations for Fiscal 2024 compared to Fiscal 2023.
•
Liquidity, capital resources and financial position — analyzes cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2025 consisted of 53 weeks and Fiscal 2024 consisted of 52 weeks. Fiscal 2026 will consist of 52 weeks. Furthermore, comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years in the fourth quarter). Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense items affecting comparability that will provide additional context while reading this discussion:

	Fiscal 2025	Fiscal 2024	Footnote
	53 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Business process improvement costs	$3,368	$4,529	Note 2
Restructuring charges	6,083	7,403	Note 5
Restructuring-related implementation costs	19,529	2,979	Note 5
Plant closure costs and impairment of assets	7,397	10,310	Note 2
Impairment of intangible assets	135,981	—	Note 2, 10
Acquisition and integration-related costs	17,904	2,008	Note 6
Loss on inferior ingredient	2,657	—	Note 2
Legal settlements and related costs	902	3,800	Note 23
Pension plan settlement loss	—	241	Note 21
	$193,821	$31,270

Business process improvement costs related to the transformation strategy initiatives. In the second half of Fiscal 2020, we launched initiatives to transform our business, including an upgrade to our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These initiatives are further discussed in Item 1., Business, of this Form 10-K. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2027. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $3.4 million in Fiscal 2025 and $4.5 million in Fiscal 2024, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Restructuring charges and related implementation costs. During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF") of $5.5 million and made payments of $4.8 million during Fiscal 2025. The RIF charges are included in the restructuring charges line item of the Consolidated Statements of Income. In the fourth quarter of Fiscal 2025, we began a comprehensive review of our brands, operations, and financial strategy. Although this review is in the early stages, as discussed in the Impairment of intangible assets section below, it resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. Additionally, during Fiscal 2025, the company incurred $19.5 million of consulting costs to implement these transformative programs and these costs are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. We anticipate additional restructuring charges and related costs in subsequent quarters.

In April 2024, the company announced a cost savings program to improve operational performance, which included employee termination benefits associated with a reduction-in-force ("RIF") and other expense optimization initiatives. During Fiscal 2024, the company incurred RIF costs of $7.4 million and made payments of $7.3 million. The company incurred final RIF charges of $0.6 million and made the final payments of $0.7 million in the first quarter of Fiscal 2025. The company also incurred consulting costs associated with implementing the restructuring program in Fiscal 2024 which are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

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

On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure is part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. The company recognized severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in Fiscal 2024. Additionally, in Fiscal 2024, the company recorded charges totaling $2.7 million to fully impair certain ERP-related software and other equipment, and recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. In Fiscal 2024, the company also recorded asset impairment charges of $1.4 million to write off certain cake distribution territories classified as held for sale that the company no longer intends to sell and $4.0 million related to its investment in an unconsolidated affiliate, Base Culture.

Impairment of intangible assets. In the fourth quarter of Fiscal 2025, concurrent with the company's annual planning process, the company performed an assessment of its finite-lived brands and determined two of its regional brands were impaired based on their current and expected future performance. As a result of this assessment, the company recorded an impairment charge of $136.0 million. The company intends to continue to use these two trademarks for the foreseeable future but on a more limited basis, including eliminating certain stock-keeping-units, as it intends to focus on growing its national brands. These costs are included as a separate line item of the Consolidated Statements of Income.

Acquisition and integration-related costs. On February 21, 2025, the company completed the acquisition of Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes, for total consideration of approximately $848.6 million. The goodwill, taxes, and certain other assets and liabilities are still under review. The company funded the cash consideration and related acquisition fees and expenses with the net proceeds of the Notes (as defined below) offerings completed on February 14, 2025. We incurred acquisition and integration-related costs as detailed in the table above and these costs are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Loss on inferior ingredients. In Fiscal 2025, the company recognized $2.7 million of identifiable and measurable costs associated with product losses. These product losses resulted from inferior coconut sugar and cashew flour used in certain of Simple Mills' products due to tiny fragments of metal present in the ingredients and from the presence of gluten in certain of Canyon Bakehouse's gluten-free products. We are not currently able to estimate any future anticipated losses and we continue to seek recovery of all losses through appropriate means. These costs are included as a separate line item of the Consolidated Statements of Income.

Legal settlements and related costs. In the first and second quarters of Fiscal 2025, we reached agreements to settle certain distributor-related litigation for total settlement payments, inclusive of plaintiffs' attorney fees, of $2.1 million. In the third quarter of Fiscal 2023, we reached an agreement to settle certain distributor-related litigation for a settlement payment, inclusive of plaintiffs’ attorney fees, of $55.0 million which was paid in the second quarter of Fiscal 2024. The settlement also required a phased repurchase of approximately 350 distribution territories in California and the company previously estimated this cost, along with the cost to repurchase approximately 50 other California distribution territories that are not part of the settlement, to be approximately $80.2 million. The repurchases of the distribution rights commenced at the end of the first quarter of Fiscal 2024 and were completed early in the second quarter of Fiscal 2025 for a total cost of $79.0 million. The company recognized an adjustment to the repurchase liability of $1.2 million in the first quarter of Fiscal 2025.

In the third and fourth quarters of Fiscal 2024, we reached agreements to settle certain distributor-related litigation in the aggregate amount of $2.2 million, inclusive of plaintiffs’ attorney fees. Additionally, in the fourth quarter of Fiscal 2024, we reached an agreement to settle certain non-distributor-related litigation in the amount of $1.6 million.

All amounts related to legal settlements and related costs are recorded in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income and there were no amounts accrued as of January 3, 2026.

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

EXECUTIVE OVERVIEW

We are the second-largest producer and marketer of packaged bakery foods in the U.S. with Fiscal 2025 sales of $5.3 billion. We operate in the highly competitive fresh bakery market and the acquisition of Simple Mills, completed on February 21, 2025, expands our presence in the better-for-you snacking category. Our product offerings include a wide range of fresh breads, buns, rolls, snack items (bars, cakes, cookies, and crackers), bagels, English muffins, tortillas and baking mixes, as well as frozen breads and rolls, which we produce at 44 plants in 19 states. Our products are sold under leading brands such as Nature’s Own, DKB, Canyon Bakehouse, Simple Mills, Wonder, and Tastykake. See Item 1., Business, of this Form 10-K for additional information regarding our customers and brands, business strategies, strengths and core competencies, and competition and risks.

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor the impact of a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, supply chain disruptions, including the impacts of tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the current instability in the Middle East, as further discussed in Item 1., Business, of this Form 10-K.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales increased 3.0% in Fiscal 2025 compared to Fiscal 2024 due to the acquisition contribution (excluding the 53rd week) of 4.1% and the benefit of the additional week of 1.7%, partially offset by volume declines of 2.0% and negative price/mix of 0.8%. Branded Retail sales increased 6.2% due to the acquisition contribution (excluding the 53rd week) of 6.4%. Sales in the Other sales category decreased 2.7%. Both sales categories experienced negative price/mix and softer volumes due to a challenging consumer environment which was partially offset by the benefit of the additional week. Weakness in both the fresh packaged bread and cake categories negatively impacted our sales.

Income from operations for Fiscal 2025 was $174.0 million compared to $348.3 million in Fiscal 2024. The decrease resulted primarily from the impairment of intangible assets of $136.0 million, greater outside purchases of product due to the Simple Mills acquisition, increased workforce-related costs, higher rent expenses, and greater restructuring-related implementation costs and acquisition and integration-related costs. These higher costs were partially offset by lower distributor distribution fees and ingredient costs.

Net income was $83.8 million for Fiscal 2025 compared to $248.1 million in the prior year. The decrease year over year resulted primarily from lower income from operations, as described above, increased interest expense from funding the acquisition, and a higher effective tax rate.

In Fiscal 2025, we generated net cash flows from operations of $446.2 million, paid $791.9 million of the total consideration of approximately $848.6 million for the Simple Mills acquisition, and invested $127.1 million in capital expenditures (inclusive of $3.4 million for the ongoing ERP upgrade). Additionally, we increased our indebtedness by $739.9 million and paid $209.3 million in dividends to our shareholders. Our cash and cash equivalents balance as of January 3, 2026 was $12.1 million. In Fiscal 2025, we entered into a $500.0 million five-year senior unsecured revolving credit facility (the "new credit facility") which refinanced and replaced our existing credit facility (the "previous credit facility"). We also issued $500.0 million aggregate principal amount of 5.750% Senior Notes (the "2035 Notes") and $300.0 million aggregate principal amount of 6.200% Senior Notes (the "2055 Notes"). Furthermore, we amended the accounts receivable repurchase facility (the "repurchase facility") to, among other things, extend the scheduled facility expiration date to April 14, 2027.

In Fiscal 2024, we generated net cash flows from operations of $412.7 million and invested $132.1 million in capital expenditures (inclusive of $6.0 million for the ongoing ERP upgrade). Additionally, we made $22.7 million in stock repurchases and paid $203.0 million in dividends to our shareholders in Fiscal 2024.

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

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative financial instruments	11
Business combinations	6
Long-lived assets	10
Goodwill	10
Leases	14
Self-insurance reserves	23
Income tax expense and accruals	22
Postretirement plans	21
Stock-based compensation	19
Commitments and contingencies	23

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

Derivative Financial Instruments. The company’s cost of certain raw materials is highly correlated to underlying commodities markets. Raw materials, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves. Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for additional information about our derivative financial instruments, including sensitivity analyses of the company’s potential exposure to commodity price risk.

Business Combinations. The company’s acquisitions of businesses are accounted for in accordance with ASC 805, “Business Combinations.” The company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, property, plant, and equipment, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration, and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of customer relationships, trademarks, non-compete agreements, distributor relationships, and other identifiable intangible assets include future cash flows that the company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. Projecting discounted future cash flows requires the company to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization margins, discount rates, royalty rate and customer attrition rates. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the company could record impairment charges. In addition, the company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation on property, plant, and equipment and amortization expense on definite-lived intangible assets. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could become impaired.

For leases acquired in a business combination, the company measures the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the company at the acquisition date. When the implicit rate in the acquired lease is not readily determinable, the company calculates the lease liabilities using discount rates based upon the company’s applicable incremental borrowing rate. An assessment of the certainty associated with the exercise of any lease renewal, termination, and purchase options included in the acquired lease contracts is also performed. The company measures the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

Impairment of Long-Lived, Intangible, and Other Assets. Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible, and other assets and the recognition of impairment expense in the company’s consolidated financial statements. The company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets, and other assets (including right-of-use lease assets, notes receivable, and equity) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the projection of expected future cash flows generally include price levels, sales growth, profit margins and asset life. Future adverse changes, such as decisions to discontinue or significantly reduce the use of certain brands, in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the company evaluates for sale, estimated sale proceeds less costs to sell. The company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment. Impairment charges recorded in Fiscal 2025 and Fiscal 2024 are discussed above in the “Matters Affecting Comparability” section.

Impairment of Goodwill. The company assesses goodwill for impairment annually during the fourth quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the company as a whole. The company completed its most recent annual goodwill impairment testing during the fourth quarter of Fiscal 2025 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. Flowers has concluded it has two operating segments and two reporting units, legacy Flowers Foods and Simple Mills. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purpose of determining our one reportable segment. We have elected not to perform the qualitative approach, but instead perform a quantitative analysis by comparing the fair value of each of the reporting units with which the goodwill is associated to the carrying amount of the respective reporting unit. If the fair value is less than the carrying value, the goodwill is written down to the extent the carrying amount exceeds the fair value.

When performing a quantitative analysis, the company estimates the fair value of its reporting units using a weighted average of the income and market approaches. Under the income approach, the company uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The company’s assessments reflected a number of significant management assumptions and estimates including the: (a) weighted average cost of capital; (b) forecasted sales growth rates; (c) forecasted EBITDA margins; and (d) market multiples (not applicable to the income approach). Changes in these assumptions could materially impact the company’s conclusions. Based on its assessments, the company concluded that there was no impairment of goodwill for either of its reporting units.

The company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Simple Mills reporting unit there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in the legacy Flowers Foods reporting unit that would be significant enough to result in goodwill impairment. In the case of Simple Mills, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition (in February 2025), at which time the majority of assets and liabilities acquired were recorded at fair value. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balance of the Simple Mills reporting unit is at risk of impairment in the near term if the reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the particular discount rates used. Total goodwill associated with the Simple Mills reporting units was $367.9 million at January 3, 2026.

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

Our income tax expense, deferred tax assets and liabilities, and reserve for uncertain tax benefits reflect our best assessment of future taxes to be paid in the jurisdictions in which we operate. The company records a valuation allowance to reduce its deferred tax assets if we believe it is more likely than not that some or all of the deferred assets will not be realized. While the company considers future taxable income and ongoing prudent and feasible tax strategies in assessing the need for a valuation allowance, when and if these estimates and assumptions change, the company has and may be required in the future to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to Fiscal 2022, and with limited exceptions, for years prior to 2021 in state jurisdictions.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of the individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Further, pension costs do not include an explicit expense assumption, and therefore the return on assets rate reflects the long-term expected return, net of expenses. Based on these factors, the long-term rate of return assumption for Plan No. 2 is set at 5.3% for Fiscal 2026.

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

In Fiscal 2026, the company does not expect to make any cash contributions to Plan No. 2 and expects to pay $0.2 million in pension benefits from corporate assets to its nonqualified plan.

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

We grant performance stock awards that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the expected attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target for awards granted in Fiscal 2023 and earlier and 0% to 150% for awards granted subsequent to Fiscal 2023. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. Additionally, there are time-based stock awards that generally vest over a period of three years using the straight-line attribution method. See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information. In early Fiscal 2026, the company granted stock awards to certain employees. The company expects stock-based compensation expense for Fiscal 2026 will be approximately $4.0 million to $6.0 million higher than Fiscal 2025. This estimate is inclusive of an additional $2.5 million to $3.0 million of expense anticipated to be recognized in the first quarter of Fiscal 2026 due to the payout for the Fiscal 2024 grant currently trending at 150% of target since the grant date. Additionally, the company anticipates a shortfall of approximately $5.0 million to $7.0 million on the vesting of stock-based compensation awards that will vest in Fiscal 2026.

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

Results of Operations

Consolidated Results - Fiscal 2025 compared to Fiscal 2024

The company’s results of operations, expressed as a percentage of sales, are set forth below for Fiscal 2025 and Fiscal 2024:

			Percentage of Sales		Increase (Decrease)
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Dollars	%
	53 weeks	52 weeks	53 weeks	52 weeks
	(Amounts in thousands, except percentages)
Net sales	$5,256,479	$5,103,487	100.0	100.0	$152,992	3.0
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,687,585	2,577,220	51.1	50.5	110,365	4.3
Selling, distribution, and administrative expenses	2,075,368	2,001,052	39.5	39.2	74,316	3.7
Restructuring charges	6,083	7,403	0.1	0.1	(1,320)	(17.8)
Plant closure costs and impairment of assets	7,397	10,310	0.1	0.2	(2,913)	(28.3)
Impairment of intangible assets	135,981	—	2.6	—	135,981	100.0
Loss on inferior ingredients	2,657	—	0.1	—	2,657	100.0
Depreciation and amortization	167,427	159,210	3.2	3.1	8,217	5.2
Income from operations	173,981	348,292	3.3	6.8	(174,311)	(50.0)
Other components of net periodic pension and postretirement benefit plans credit	(381)	(273)	(0.0)	(0.0)	(108)	39.6
Interest expense, net	59,294	19,623	1.1	0.4	39,671	202.2
Income before income taxes	115,068	328,942	2.2	6.4	(213,874)	(65.0)
Income tax expense	31,243	80,826	0.6	1.6	(49,583)	(61.3)
Net income	$83,825	$248,116	1.6	4.9	$(164,291)	(66.2)
Comprehensive income	$75,868	$254,325	1.4	5.0	$(178,457)	(70.2)

Percentages may not add due to rounding.

Sales

	Fiscal 2025		Fiscal 2024
	53 weeks		52 weeks
	$	%	$	%	% Change
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$3,462,854	65.9	$3,259,267	63.9	6.2
Other	1,793,625	34.1	1,844,220	36.1	(2.7)
Total	$5,256,479	100.0	$5,103,487	100.0	3.0

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was attributable to the following:

Percentage point change in sales attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	(0.5)	(1.7)	(0.8)
Volume*	(1.5)	(2.6)	(2.0)
Acquisition (excluding the impact of Week 53)	6.4	—	4.1
Week 53	1.8	1.6	1.7
Total percentage point change in net sales	6.2	(2.7)	3.0

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

Sales increased year over year due to the Simple Mills acquisition contribution and the benefit of the extra week in Fiscal 2025 partially offset by softer volumes and negative price/mix in both sales categories. Weakness in the fresh packaged bread category, particularly for traditional loaf breads, and, to a lesser extent, in the away-from-home market largely resulted in the volume declines. Lower store branded sales also contributed to the volume declines. The overall negative price/mix was partially offset by improvements in our foodservice price/mix from executing our portfolio optimization strategies beginning in the second quarter of the prior year. Additionally, we implemented price increases on certain branded retail products in the fourth quarter of Fiscal 2025. Due to the challenging consumer environment, our promotional activity increased year over year, targeting differentiated products.

We anticipate our Fiscal 2026 sales will be lower than Fiscal 2025 due to the additional week in Fiscal 2025 and continued weakness in the fresh packaged bread category. The sales benefit from the Simple Mills acquisition contribution (acquired on February 21, 2025), growth in more differentiated products, including Simple Mills' products, and the benefit of price increases implemented in the fourth quarter of Fiscal 2025 are anticipated to partially offset the sales decrease.

Branded Retail Sales

Branded Retail sales increased 6.2% compared to the prior year due to the Simple Mills acquisition contribution and the benefit of the additional week, partially offset by volume declines and unfavorable price/mix. Volumes were negatively impacted by weakness in the fresh packaged bread category with the largest declines in sales of traditional loaf products. Volume growth in organic, Keto, and cake items partially offset the decrease. The company introduced Wonder cake in the first quarter of Fiscal 2025. Other recent product introductions include Nature's Own protein loaf, small loaves, and Keto buns and multi-grain loaf as well as, DKB sandwich rolls and snack bites, and Wonder bagels and English muffins. Price/mix was unfavorable primarily due to increased targeted promotional activity and, to a lesser extent, a shift in mix to greater branded retail cake sales and the addition of smaller loaf sizes.

The Simple Mills acquisition has increased our investment in the better-for-you category and their branded snack items, combined with the DKB organic snack bars and bites, further diversifies our exposure beyond the fresh packaged breads and buns category. The DKB snack bites were rolled out nationally during Fiscal 2025, and at the end of Fiscal 2025, we introduced three varieties of DKB organic breakfast bars and expanded our line of protein bars, snack bars, and snack bites.

Other Sales

Sales in the Other category decreased 2.7% due to softer volumes for both store branded retail and non-retail sales and unfavorable price/mix, partially offset by the benefit of the additional week. Store branded retail sales decreased due to softer volumes, most notably for cake items, and to a lesser extent negative price/mix, net of the benefit of the additional week. Our non-retail sales experienced softer volumes for foodservice and institutional sales, partly offset by growth in contract manufacturing. Foodservice price/mix improved from optimization of that business subsequent to the first quarter of Fiscal 2024, but was offset by negative price mix for other non-retail sales.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Line item component	Fiscal 2025 % of sales	Fiscal 2024 % of sales	Change as a % of sales
Ingredients and packaging	28.0	29.4	(1.4)
Workforce-related costs	14.5	14.6	(0.1)
Other	8.6	6.5	2.1
Total	51.1	50.5	0.6

The increase in materials, supplies, labor and other production costs as a percent of sales year over year primarily resulted from greater outside purchases of product (sales with no associated ingredient costs) and lower sales price/mix, partially offset by lower ingredient costs. Lower production volumes also contributed to the increase and we expect this trend to continue due to weakness in the fresh packaged bread category. Outside purchases of product, which are included in the Other line item in the table above, largely relate to purchases of Simple Mills products, all of which are co-manufactured, and to a lesser extent certain DKB and other products. We expect a continued increase in outside purchases of product due to anticipated growth in sales of Simple Mills' products combined with the acquisition impact. Ingredient costs decreased as a percent of sales due to higher outside purchases of product and lower pricing for commodities, mainly flour and organic ingredients. The benefit was partially offset by higher costs for other ingredients such as cocoa and eggs, the impact of tariffs, and lower sales price/mix. Tariffs are expected to impact our costs more in Fiscal 2026 due to the timing of implementation in Fiscal 2025. We continue to monitor all trade agreements and impacts that might affect the costs of our raw materials.

Prices of ingredient and packaging materials fluctuate due to various factors including, but not limited to, government policy and regulation (including tariffs), weather conditions, domestic and international demand, availability due to supply conditions, including livestock disease, or other unforeseen circumstances, and we monitor these markets closely. Ingredient and packaging costs experienced less volatility in Fiscal 2025 as compared to Fiscal 2024 but are anticipated to remain volatile in Fiscal 2026. We use eggs in several of our products and have been, and could continue to be, adversely impacted by increased costs and/or reduced availability of supply as a result of the avian influenza. We enter into forward purchase agreements and other financial instruments to manage the impact of volatility in certain raw material prices. Any decrease in the availability of these agreements and instruments could increase the cost of these raw materials and significantly affect our earnings.

Selling, Distribution, and Administrative Expenses (as a percent of sales)

Line item component	Fiscal 2025 % of sales	Fiscal 2024 % of sales	Change as a % of sales
Workforce-related costs	13.1	12.1	1.0
Distributor distribution fees	11.8	13.3	(1.5)
Other	14.6	13.8	0.8
Total	39.5	39.2	0.3

Workforce-related costs increased as a percent of sales year over year primarily due to a shift away from distributor distribution fees and wage inflation on lower sales price/mix. The benefits of cost savings programs and reduced incentive compensation costs partially offset the increase. Distributor distribution fees decreased as a percent of sales primarily from a smaller portion of our sales being made through IDPs mostly resulting from the company converting to an employee-based model in California and due to distributing Simple Mills' products via a warehouse-delivery system. The California conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to higher acquisition and integration-related expenses, greater restructuring-related implementation costs, and increased vehicle rent expenses associated with the California conversion. See the “Matters Affecting Comparability” section above for a discussion of the acquisition and integration-related expenses and restructuring-related implementation costs.

Restructuring Charges, Plant Closure Costs and Impairment of Assets, Impairment of Intangible Assets, and Loss on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in dollars and as a percent of sales year over year primarily due to amortization expense associated with the finite-lived intangible assets acquired in the Simple Mills acquisition.

Income from Operations

Income from operations decreased as a percent of sales compared to the prior year primarily due to the impairment of intangible assets and, to a lesser extent, unfavorable sales price/mix, greater outside purchases of product, higher selling, distribution, and administrative costs, as described above, and lower production volumes. Lower ingredient costs partially offset the decrease.

Net Interest Expense

Net interest expense increased in dollars and as a percent of sales as compared to the prior year due to the issuance of the Notes (as defined below) on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses. The company anticipates interest expense will increase in Fiscal 2026 as compared to Fiscal 2025 due to the Notes issued in the first quarter of Fiscal 2025.

Income Tax Expense

The effective tax rate for Fiscal 2025 was 27.2% compared to 24.6% in the prior year. The increase in the rate was primarily due to a shortfall tax expense on stock-based compensation. For the periods presented, the primary differences in the effective rate relate to state income taxes, shortfalls in the current year period on the vesting of stock-based compensation awards, impacts in the current year period for non-deductible acquisition costs, and benefits recognized from tax credits.

During Fiscal 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). The Act did not have a material impact on the effective tax rate for Fiscal 2025 and there is no anticipated material impact on the effective tax rate in future periods.

Comprehensive Income

The decrease in comprehensive income year over year resulted primarily from decreased net income, and to a much lesser extent, changes in the fair value of derivatives.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

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

Although there has been no material adverse impact on the company’s results of operations, liquidity or cash flows in Fiscal 2025, volatility in global and U.S. economic environments, including as a result of, among other things, the inflationary economic environment, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor shortages, the conflict between Russia and Ukraine, and the current instability in the Middle East, could significantly impact our ability to generate future cash flows. We continue to evaluate these various potential business risks, which include the possibility of future economic downturns that could shift consumer demand away from our Branded Retail products to store branded products, supply chain disruptions that have impacted, and could continue to impact, the procurement and cost of raw materials and packaging items (including the impacts of tariffs and retaliatory tariffs), the workforce available to us, among other risks.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. As of January 3, 2026, we had total available liquidity of $633.7 million, consisting of cash on hand and the available balances under the new credit facility and the repurchase facility. Although the Act does not impact the company's effective federal tax rate, we anticipate reduced federal tax payments to continue into Fiscal 2026 due to the impact of the Act. As of January 3, 2026, the company has a $25.7 million federal income tax receivable.

We expect the transformation strategy initiatives will require significant capital investment and expense over the next two years. We currently anticipate the upgrade of our ERP system will cost approximately $325 million (of which approximately 35% has been or is anticipated to be capitalized) and anticipate the upgrade to be completed in Fiscal 2027. Previously, these costs were estimated to be $350 million. The decrease in the estimated cost is a result of anticipated greater reliance on internal resources for the bakery deployments. As of January 3, 2026, we have incurred costs related to the project of approximately $265 million. In Fiscal 2026, we expect costs for the upgrade of our ERP system (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) to be approximately $30 million to $37 million. The estimate is higher than costs incurred in Fiscal 2025 due to a significant increase in the number of planned deployments. See Item 1A., Risk Factors, “We may experience difficulties in deploying the upgrade of our ERP system.”

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

Key items impacting our liquidity, capital resources and financial position in Fiscal 2025 and Fiscal 2024:

Fiscal 2025:

•
Generated $446.2 million of net cash from operating activities.
•
Completed the Simple Mills acquisition on February 21, 2025 and paid $791.9 million, which is net of cash acquired, of the total consideration of approximately $848.6 million in Fiscal 2025.
•
Paid dividends to our shareholders of $209.3 million.
•
Invested in our business through capital expenditures of $127.1 million (inclusive of $3.4 million of capital expenditures, including amounts recognized in accounts payable at year end, for the ERP upgrade).
•
Repurchased $5.5 million of our common stock.
•
Incurred business process improvement costs of $3.4 million related to the ongoing transformation strategy initiatives (exclusive of capitalized or deferred costs).

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

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $12.1 million at January 3, 2026 and $5.0 million at December 28, 2024. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2025	Fiscal 2024
Cash flows provided by operating activities	$446,203	$412,664
Cash disbursed for investing activities	(943,155)	(172,669)
Cash provided by (disbursed for) financing activities	504,047	(257,517)
Total change in cash	$7,095	$(17,522)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2025	Fiscal 2024
Depreciation and amortization	$167,427	$159,210
Impairment of assets	141,476	10,310
Stock-based compensation	32,310	29,743
Allowances for accounts receivable	7,429	8,304
Deferred income taxes	14,159	30,954
Loss reclassified from accumulated comprehensive income to net income	816	1,457
Other non-cash items	7,204	6,014
Net non-cash adjustment to net income	$370,821	$245,992

•
Refer to the Plant closure costs and impairment of assets and Impairment of intangible assets discussions in the “Matters Affecting Comparability” section above regarding the impairment of assets.
•
For Fiscal 2025, the deferred income tax activity reflects the impact of the federal tax legislation enacted in July 2025 under the Act allowing initial year 100% bonus depreciation and the partial deduction of research and development expenses previously capitalized under Internal Revenue Code Section 174. Other deferred income tax activity during Fiscal 2025 includes the impact of Federal net operating loss utilization and the impact of trademark impairments. Additionally, for both fiscal years, the deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards, the impact of payments for a previously accrued legal settlement for the repurchase of distribution rights, and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.
•
Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs, activity in the allowances for inventory obsolescence, and gains or losses on the sale of assets.

Net cash for working capital requirements included the following items (amounts in thousands):

	Fiscal 2025	Fiscal 2024
Changes in accounts receivable	$(4,954)	$(4,515)
Changes in inventories	(15,422)	8,227
Changes in hedging activities, net	3,209	(639)
Changes in other assets and accrued liabilities	(31,479)	(24,873)
Changes in accounts payable	40,203	(59,644)
Net changes in working capital	$(8,443)	$(81,444)

•
Changes in accounts receivable were mainly attributable to changes in sales period over period. Changes in inventories resulted primarily from volatility in input costs. Changes in accounts payable for the current year were mainly attributable to optimizing vendor payment terms and volatility in input prices, and changes for the prior year were mainly due to volatility in input prices.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets primarily resulted from changes in income tax receivable balances in each respective period. Changes in accruals for legal settlements, employee compensation, interest, and insurance primarily resulted in the change in other accrued liabilities. In Fiscal 2025, the company accrued $2.1 million in legal settlements and made payments of $3.8 million, of which $1.7 million had been accrued for in the prior year. In Fiscal 2024, we accrued $3.8 million of legal settlements and paid $57.1 million of legal settlements, of which $55.0 million had been accrued for in Fiscal 2023. We anticipate making payments of approximately $31.2 million, including our share of employment taxes, in performance-based cash awards under our cash incentive plans in the first quarter of Fiscal 2026. During Fiscal 2025 and Fiscal 2024, we paid $53.8 million and $31.9 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.4 million and $1.9 million were paid in Fiscal 2025 and Fiscal 2024, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year.
•
The company did not make any cash contributions to its defined benefit pension plans in Fiscal 2025 or Fiscal 2024 and at this time, we do not expect to make any voluntary cash contributions to our pension plans in Fiscal 2026. We expect to pay $0.2 million in nonqualified pension benefits from corporate assets in Fiscal 2026. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities (amounts in thousands):

	Fiscal 2025	Fiscal 2024
Purchase of property, plant, and equipment	$(127,113)	$(132,088)
Repurchases of independent distributor distribution rights, net of principal payments from notes receivable	(26,924)	(43,466)
Acquisition of business	(791,928)	—
Proceeds from insurance settlement	1,389	—
Proceeds from sale of property, plant and equipment	616	2,140
Other	805	745
Net cash disbursed for investing activities	$(943,155)	$(172,669)

•
The repurchases of the California distribution rights contributed to most of the change in the repurchases of distribution rights, net of principal payments from notes receivable. The company completed the California repurchases early in the second quarter of Fiscal 2025.
•
As discussed in the "Executive Overview" section above, on February 21, 2025, we completed the Simple Mills acquisition for total cash consideration of approximately $848.6 million of which $791.9 million, which is net of cash acquired, was paid in Fiscal 2025. The determination of the final purchase price is pending post-close purchase price adjustments.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash provided by (disbursed for) financing activities (amounts in thousands):

	Fiscal 2025	Fiscal 2024
Dividends paid, including dividends on share-based payment awards	$(209,306)	$(203,033)
Payment of financing fees	(10,120)	(190)
Stock repurchases	(5,499)	(22,703)
Change in bank overdrafts	(10,824)	(3,721)
Net change in debt obligations	739,880	(27,800)
Payments on financing leases	(84)	(70)
Net cash provided by (disbursed for) financing activities	$504,047	$(257,517)

•
Our annual dividend rate increased from $0.96 per share in Fiscal 2024 to $0.99 per share in Fiscal 2025. While there are no requirements to increase our dividend rate, we have shown a historical trend to do so.
•
In the Fiscal 2025, we paid financing fees associated with issuing the Notes (as defined below), refinancing and replacing the previous credit facility with the new credit facility, and amending the repurchase facility. In the prior year, we paid financing costs associated with amending the repurchase facility.
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

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows as of January 3, 2026 and December 28, 2024. For a detailed description of our debt and right-of-use lease obligations and information regarding our distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 14, Leases, and Note 15, Debt and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	January 3, 2026	Maturity	January 3, 2026	December 28, 2024	Variable Rate
			(Amounts in thousands)
2026 notes	3.500%	2026	$399,575	$398,992	Fixed Rate
2031 notes	2.400%	2031	496,193	495,452	Fixed Rate
2035 notes	5.750%	2035	494,776	—	Fixed Rate
2055 notes	6.200%	2055	294,588	—	Fixed Rate
New credit facility	6.875%	2030	5,000	—	Variable Rate
Previous credit facility			—	2,200	Variable Rate
Accounts receivable repurchase facility	4.541%	2027	65,000	125,000	Variable Rate
Right-of-use lease obligations		2036	325,075	322,989
			2,080,207	1,344,633
Less: Current maturities of long-term debt and right-of-use lease obligations			(473,353)	(68,524)
Long-term debt and right-of-use lease obligations			$1,606,854	$1,276,109

Total stockholders’ equity was as follows at January 3, 2026 and December 28, 2024:

	Balance at
	January 3, 2026	December 28, 2024
	(Amounts in thousands)
Total stockholders' equity	$1,303,487	$1,410,114

As of January 3, 2026, the 2026 notes are classified within the current maturities of long-term debt and will mature during the third quarter of Fiscal 2026 on October 1, 2026. As detailed in the table below, the company currently has sufficient availability under the repurchase facility and new credit facility to repay the 2026 notes upon maturity. Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total facility limit and a formula derived amount based on qualifying trade receivables. If the company were to draw down amounts in excess of paying off the 2026 notes, we may have a different amount available for withdrawal than is presented in the table below.

The repurchase facility and the credit facility are generally used for short-term liquidity needs. The interest rate for the new credit facility shown in the table above reflects a swingline borrowing. Swingline borrowings are typically repaid or converted to a SOFR loan within five business days. At January 3, 2026, the interest rate on a SOFR loan would have been 4.825%.

The following table details the amounts available under the repurchase facility, new credit facility, and previous credit facility as of January 3, 2026 and the highest and lowest balances outstanding under these arrangements during Fiscal 2025:

	Amount Available		Highest	Lowest
	for Withdrawal at		Balance in	Balance in
Facility	January 3, 2026		Fiscal 2025	Fiscal 2025
	(Amounts in thousands)
Accounts receivable repurchase facility (1)	$135,000		$155,000	$50,000
New credit facility (2)	486,600		18,600	—
Previous credit facility	—	*	2,200	—
	$621,600

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

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. During Fiscal 2025, the company borrowed $69.1 million in revolving borrowings under the new credit facility and previous credit facility combined and repaid $66.3 million in revolving borrowings. The amount available under the new credit facility is reduced by $8.4 million for letters of credit.

The repurchase facility and the new credit facility are variable rate debt and provide us the greatest direct exposure to changing interest rates. In periods of rising interest rates, the cost of using these facilities increases, resulting in greater interest expense.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of January 3, 2026 and December 28, 2024, the company was in compliance with all restrictive covenants under our debt agreements.

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

On February 5, 2025, we entered into the new credit facility, a $500.0 million senior unsecured revolving credit facility pursuant to a Credit Agreement (the “2025 Revolving Credit Agreement”), dated as of February 5, 2025, with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The new credit facility refinances and replaces the previous credit facility entered into pursuant to the amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as amended, restated, modified or supplemented from time to time). The maturity date of the previous credit agreement was July 30, 2026. No borrowings were outstanding under the amended and restated credit agreement upon its termination.

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

Special Purpose Entities. At January 3, 2026 and December 28, 2024, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Guarantees. In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributors.

Stock Repurchase Plan. Previously, our Board had approved a plan that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the company announced that the Board increased the company's share repurchase authorization by 20.0 million shares. At the close of the company’s fourth quarter on January 3, 2026, 21.3 million shares remained under the existing authorization. Under the share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During Fiscal 2025, 286,980 shares of the company’s common stock were repurchased under the plan at a cost of $5.5 million and during Fiscal 2024, 992,233 shares were repurchased under the plan at a cost of $22.7 million. From the inception of the plan through January 3, 2026, 73.3 million shares have been repurchased, at a cost of $761.5 million. No repurchases of the company’s common stock were made during the fourth quarter of Fiscal 2025.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 3, 2026, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(0.5) million and is based on quoted market prices, all of which relates to instruments that will be utilized in Fiscal 2026.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 3, 2026, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $2.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of January 3, 2026.

Management has excluded Simple Mills from its assessment of internal control over financial reporting as of January 3, 2026 because it was acquired by the company in a purchase business combination during Fiscal 2025. Simple Mills is a wholly-owned subsidiary whose total assets and revenues excluded from management's assessment and our audit of internal control over financial reporting represent 22.7% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2026. The effectiveness of our internal control over financial reporting as of January 3, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended January 3, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors of the company set forth under the caption “Corporate Governance and Board Matters — Director-Nominees” and the information set forth under the captions “Corporate Governance and Board Matters — The Board and Its Committees,” “Corporate Governance and Board Matters — Relationships Among Certain Directors,” “Audit Committee Matters — Audit Committee Report,” and “Share Ownership — Delinquent Section 16(a) Reports” in the company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders expected to be filed with the SEC in April 2026 (the “proxy”) are incorporated herein by reference. The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of company securities by directors, officers and employees - and in certain instances, by the company itself - that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The foregoing summary of our insider trading policies and procedures is qualified by reference to the Flowers Foods, Inc. Insider Trading Policy filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.

Our Chairman and CEO certified to the NYSE on June 3, 2025 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance and Board Matters — Director Compensation” and “Executive Compensation” in the proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of January 3, 2026.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,722,178	$—	6,181,894
Equity compensation plans not approved by security holders	—	—	—
Total	4,722,178	$—	6,181,894

(1)
Includes 1,792,584 outstanding time-based restricted stock units and 2,929,594 outstanding performance-based awards. The performance-based awards assume outstanding awards vest at the maximum potential number of shares issuable and may overstate potential dilution.

(2)
Time-based restricted stock units and performance-based awards are not considered in the weighted average exercise price as these awards have no exercise price.
(3)
Assumes all unvested awards are issuable at the maximum potential number of shares issuable and may overstate potential dilution.

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan was 8,000,000 shares. On May 25, 2023, the company amended and restated the Omnibus Plan to register an additional 9,340,000 shares of common stock. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. There are 50,597 deferred shares outstanding under the EPIP that will be issued at the end of the deferral period. See Note 19, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Audit Committee Matters — Proposal 3 Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm — Fiscal 2025 and Fiscal 2024 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report.
1.
Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 3, 2026 and December 28, 2024.

Consolidated Statements of Income for Fiscal 2025, Fiscal 2024, and Fiscal 2023.

Consolidated Statements of Comprehensive Income for Fiscal 2025, Fiscal 2024, and Fiscal 2023.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2025, Fiscal 2024, and Fiscal 2023.

Consolidated Statements of Cash Flows for Fiscal 2025, Fiscal 2024, and Fiscal 2023.

Notes to Consolidated Financial Statements.

2.
Exhibits. The following documents are filed as exhibits hereto:

EXHIBIT INDEX

Exhibit
No			Name of Exhibit
2.1		—

Agreement and Plan of Merger, dated as of January 7, 2025, by and among Flowers Foods, Inc., Daffodil Acquisition Sub, LLC, Daffodil Merger Sub, Inc., Purposeful Foods Holdings, Inc., and the Equityholders' Representative named therein (Incorporated by reference to Exhibit 2.7 to Flowers Foods' Annual Report on Form 10-K, dated February 18, 2025, File No. 1-16247).

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

4.4		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.5		—	Form of 3.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.6	*	—	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.7		—	Officer’s Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
4.8		—	Form of 2.400% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated March 9, 2021. File No. 1-16247).
4.9		—

Indenture Officer's Certificate pursuant to Section 2.02 of the Indenture, dated February 14, 2025 (Incorporated by reference to Exhibit 4.2 to Flowers Foods' Current Report on Form 8-K, dated February 14, 2025, File No. 1-16247).

4.10		—	Form of 5.750% Senior Notes due 2035 (Incorporated by reference to Exhibit 4.3 to Flowers Foods' Current Report on Form 8-K, dated February 14, 2025, File No. 1-16247).
4.11		—	Form of 6.200% Senior Notes due 2055 (Incorporated by reference to Exhibit 4.4 to Flowers Foods' Current Report on Form 8-K, dated February 14, 2025, File No. 1-16247).
10.01		—

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

Exhibit
No		Name of Exhibit
10.07	—

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

Exhibit
No		Name of Exhibit
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

Joinder Agreement, dated as of March 5, 2025, by Flowers Bakeries Sales of Desert Mountain, LLC in favor of Coöperatieve Rabobank U.A., New York Branch, as Buyer, with respect to (1) that certain Master Framework Agreement, dated as of April 14, 2023 (as amended, supplemented or otherwise modified and in effect from time to time), among the parties named as Originators therein, Flowers Foods, Inc., as Seller, the “Buyer Funding Parties” party thereto and the Buyer and (2) that certain Receivables Sale and Distribution Agreement, dated as of April 14, 2023 (as amended, supplemented or otherwise modified and in effect from time to time), between the Originators as sellers and Flowers Foods, Inc. as buyer (Incorporated by reference to Exhibit 10.2 to Flowers Foods' Quarterly Report on Form 10-Q, dated May 16, 2025, File No. 1-16247).

Exhibit
No			Name of Exhibit
10.26		—

Amendment No. 2 to Master Framework Agreement, dated as of April 14, 2025, by and among Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), and the other financial institutions listed on the signature pages hereof as “Buyer Funding Parties”; Rabobank, as repo counterparty (“Buyer”), on behalf of itself and the other Buyer Funding Parties; the subsidiaries of Flowers listed on the signature pages hereof; and Flowers Foods, Inc., a Georgia corporation (“Flowers”), as repo seller (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 16, 2025, File No. 1-16247).

10.27		—

Receivables Sale and Distribution Agreement, dated as of April 14, 2023, among Flowers Foods, Inc. and each of the Primary Originators, Secondary Originators, Tertiary Originators and Quaternary Originators signatory thereto Incorporated by reference to Exhibit 10.4 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.28		—

Master Repurchase Agreement, dated as of April 14, 2023, between Flowers Foods, Inc. and Coöperatieve Rabobank U.A., New York Branch. (Incorporated by reference to Exhibit 10.5 to Flowers Foods’ Quarterly Report on Form 10-Q, dated May 18, 2023, File No. 1-16247).

10.29	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.30	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.31	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.32	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.33	+	—

Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Amended and Restated Effective May 25, 2023) (Incorporated by reference to Exhibit 4.3 to Flowers Foods' Registration Statement on Form S-8, dated May 25, 2023, File No. 333-272189).

10.34	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.35	+	—	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2023, File No. 1-16247).
10.36	+	—

Flowers Foods, Inc. 2005 Executive Deferred Compensation Plan, effective as of January 1, 2005 (Incorporated by reference to Exhibit 4.7 of Flowers Foods’ Registration Statement on Form S-8, dated December 29, 2008, File No. 333-156471).

10.37	+	—	Flowers Foods, Inc. Amended and Restated Change of Control Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 19, 2025, File No. 1-16247).
10.38	+	—

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

10.42	+	—	2024 Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.42 to Flowers Foods’ Annual Report on Form 10-K, dated February 21, 2024, File No. 1-16247).
10.43	+	—	2024 Form of Time Based Restricted Stock Agreement Incorporated by reference to Exhibit 10.43 to Flowers Foods’ Annual Report on Form 10-K, dated February 21, 2024, File No. 1-16247).
10.44	+	—	2025 Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.45 to Flowers Foods’ Annual Report on Form 10-K, dated February 18, 2025, File No. 1-16247).
10.45	+		2025 Form of Time Based Restricted Stock Agreement Incorporated by reference to Exhibit 10.46 to Flowers Foods’ Annual Report on Form 10-K, dated February 18, 2025, File No. 1-16247).
10.46	+*	—	Form of Performance Stock Agreement.
10.47	+*	—	Form of Time Based Restricted Stock Agreement.
10.48	+	—

Consulting Agreement, dated December 31, 2025, by and between Flowers Foods, Inc., and R. Steve Kinsey (incorporated by reference to Exhibit 10.1 to Flowers Foods' Current Report on Form 8-K, dated January 6, 2026, File No. 1-16247).

Exhibit
No			Name of Exhibit
10.49	+	—	Form of Deferred Shares Agreement for Directors (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 16, 2024, File No. 1-16247).
10.50	+	—	Form of Deferred Shares Agreement for Directors (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 15, 2025, File No. 1-16247).
19.1		—	Flowers Foods, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 18, 2025, File No. 1-16247).
21.1	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and D. Anthony Scaglione, Chief Financial Officer, for the fiscal year ended January 3, 2026.

97		—

Flowers Foods, Inc. Executive Compensation Recoupment Policy Effective November 16, 2023 (Incorporated by reference to Exhibit 97 to Flowers Foods’ Annual Report on Form 10-K, dated February 21, 2024, File No. 1-16247).

101.INS	*	—	Inline XBRL Instance Document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Linkbase.
104		—	The cover page from Flowers Foods’ Annual Report on Form 10-K for the fiscal year ended January 3, 2026 has been formatted in Inline XBRL.

* Filed herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2026.

FLOWERS FOODS, INC.

/s/ A. RYALS MCMULLIAN
A. Ryals McMullian
Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. RYALS MCMULLIAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2026
A. Ryals McMullian

/s/ D. ANTHONY SCAGLIONE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
D. Anthony Scaglione

/s/ EDWARD J. CASEY, JR	Director	February 25, 2026
Edward J. Casey, Jr.

/s/ THOMAS C. CHUBB III	Director	February 25, 2026
Thomas C. Chubb III

/s/ GEORGE E. DEESE	Director	February 25, 2026
George E. Deese

/s/ RHONDA O. GASS	Director	February 25, 2026
Rhonda O. Gass

/s/ BRIGITTE H. KING	Director	February 25, 2026
Brigitte H. King

/s/ MARGARET G. LEWIS	Director	February 25, 2026
Margaret G. Lewis

/s/ W. JAMESON MCFADDEN	Director	February 25, 2026
W. Jameson McFadden

/s/ JOANNE D. SMITH	Director	February 25, 2026
Joanne D. Smith

/s/ STERLING A. SPAINHOUR	Director	February 25, 2026
Sterling A. Spainhour

/s/ JAMES T. SPEAR	Director	February 25, 2026
James T. Spear

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowers Foods, Inc. and its subsidiaries (the "Company") as of January 3, 2026 and December 28, 2024, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 3, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Simple Mills, from its assessment of internal control over financial reporting as of January 3, 2026 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Simple Mills from our audit of internal control over financial reporting. Simple Mills is a wholly-owned subsidiary whose total assets and total net sales excluded from management's assessment and our audit of internal control over financial reporting represent 22.7% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2026.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Simple Mills – Valuation of Customer Relationships and A Certain Indefinite-Lived Trademark

As described in Notes 2 and 6 to the consolidated financial statements, on February 21, 2025, the Company completed the acquisition of 100% of the equity interests of Purposeful Foods Holdings, Inc., the parent company of Simple Mills, for total consideration of approximately $848.6 million. Of the acquired intangible assets, $177.8 million of customer relationships and $355.4 million of indefinite-lived trademarks were recorded, of which a significant portion related to a certain indefinite-lived trademark. Management uses the multi-period excess earnings method to value the finite-lived intangible assets and the relief-from-royalty method to value indefinite-lived intangible assets. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following five significant assumptions: (a) discount rate; (b) forecasted sales growth rates; (c) forecasted EBITDA margins (not applicable to the relief-from-royalty method); (d) assumed royalty rate (not applicable to the multi-period excess earnings method); and (e) customer attrition rate (not applicable to the relief-from-royalty method).

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and a certain indefinite-lived trademark acquired in the acquisition of Simple Mills is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and a certain indefinite-lived trademark acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, forecasted sales growth rates, forecasted EBITDA margins and customer attrition rate for the customer relationships and the discount rate, forecasted sales growth rates and assumed royalty rate for a certain indefinite-lived trademark; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation of the customer relationships and a certain indefinite-lived trademark acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and a certain indefinite-lived trademark acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, forecasted sales growth rates, forecasted EBITDA margins and customer attrition rate for the customer relationships and the discount rate, forecasted sales growth rates and assumed royalty rate for a certain indefinite-lived trademark. Evaluating management’s assumptions related to the forecasted sales growth rates and forecasted EBITDA margins involved considering (i) the current and past performance of the Simple Mills business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief-from-royalty methods and (ii) the reasonableness of the discount rate, customer attrition rate and assumed royalty rate assumptions.

Annual Goodwill Impairment Assessment – Simple Mills Reporting Unit

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,047.8 million as of January 3, 2026, and the goodwill associated with the Simple Mills reporting unit was $367.9 million. Management assesses goodwill for impairment annually during the fourth quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. Management completed the Company’s most recent annual goodwill impairment testing during the fourth quarter. Management performed a quantitative analysis by comparing the fair value of each of the reporting units with which the goodwill is associated to the carrying amount of the respective reporting unit. Management estimated the fair value of the Company’s reporting units using a weighted average of the income and market approaches. Under the income approach, management uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. Management’s assessments reflected a number of significant assumptions and estimates including the: (a) weighted average cost of capital; (b) forecasted sales growth rates; (c) forecasted EBITDA margins; and (d) market multiples (not applicable to the income approach).

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Simple Mills reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Simple Mills reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average cost of capital, forecasted sales growth rates, forecasted EBITDA margins and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the annual goodwill impairment assessment, including controls over the valuation of the Simple Mills reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Simple Mills reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the weighted average cost of capital, forecasted sales growth rates, forecasted EBITDA margins and market multiples. Evaluating management’s assumptions related to forecasted sales growth rates and forecasted EBITDA margins involved considering (i) the current and past performance of the Simple Mills reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the weighted average cost of capital, forecasted sales growth rate, and market multiple assumptions.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, revenue is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. A performance obligation is a promise in a contract to transfer a distinct product to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when products are delivered. Revenues are recognized net of variable consideration provisions such as for returns, volume discounts and sales promotion expenses that result in uncertainty about the Company’s ability to collect the amount. Consideration payable to a customer is recognized at the later of either when the Company recognizes revenue for the transfer of the related good or when the Company pays or promises to pay the consideration. A reduction to revenue is recognized at the time control transfers to the customer since the payment to the customer is made before the contract is recognized and the performance obligation is satisfied. The Company’s consolidated net sales were $5,256.5 million for the year ended January 3, 2026.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and cash receipts; (ii) testing a sample of reductions to revenue, including variable consideration provisions and consideration payable to customers, by obtaining and inspecting source documents, which included support for the nature of the consideration, amount, and agreement with the customer; and (iii) testing a sample of outstanding customer invoice balances as of January 3, 2026 by obtaining and inspecting source documents, such as invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 25, 2026

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3, 2026	December 28, 2024
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,100	$5,005
Accounts and notes receivable, net of allowances of $18,131 and $17,922, respectively	352,524	334,810
Inventories:
Raw materials	75,240	67,318
Packaging materials	28,455	27,581
Finished goods	97,962	77,005
	201,657	171,904
Spare parts and supplies	97,561	90,787
Other	65,252	53,858
Total current assets	729,094	656,364
Property, plant and equipment:
Land	134,530	130,225
Buildings	626,438	624,337
Machinery and equipment	1,476,525	1,443,254
Furniture, fixtures and transportation equipment	323,980	316,989
Construction in progress	63,524	60,553
	2,624,997	2,575,358
Less: accumulated depreciation	(1,672,272)	(1,611,038)
	952,725	964,320
Financing lease right-of-use assets	295	166
Operating lease right-of-use assets	320,821	318,619
Notes receivable from independent distributor partners	108,482	108,082
Assets held for sale	26,690	24,524
Other assets	13,317	22,107
Goodwill	1,047,775	679,896
Customer relationships,, net	292,878	139,672
Trademarks - finite-lived, net	209,147	359,283
Trademarks - indefinite-lived	482,500	127,100
Other intangible assets, net	137	314
Total assets	$4,183,861	$3,400,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$399,575	$—
Current maturities of financing leases	116	84
Current maturities of operating leases	73,662	68,440
Accounts payable	312,675	260,710
Other accrued liabilities	190,129	219,369
Total current liabilities	976,157	548,603
Long-term debt and right-of-use lease liabilities:
Noncurrent long-term debt	1,355,557	1,021,644
Noncurrent financing lease obligations	115	11
Noncurrent operating lease obligations	251,182	254,454
Total long-term debt and right-of-use lease liabilities	1,606,854	1,276,109
Other liabilities:
Post-retirement/post-employment obligations	8,603	5,511
Deferred taxes	246,959	124,233
Other long-term liabilities	41,801	35,877
Total other long-term liabilities	297,363	165,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 17,551,360 and 18,132,027 shares, respectively	(277,804)	(286,009)
Capital in excess of par value	730,145	711,539
Retained earnings	852,074	977,555
Accumulated other comprehensive (loss) income	(1,127)	6,830
Total stockholders’ equity	1,303,487	1,410,114
Total liabilities and stockholders’ equity	$4,183,861	$3,400,447

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2025	Fiscal 2024	Fiscal 2023
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net sales	$5,256,479	$5,103,487	$5,090,830
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,687,585	2,577,220	2,632,136
Selling, distribution, and administrative expenses	2,075,368	2,001,052	2,119,718
Depreciation and amortization	167,427	159,210	151,709
Restructuring charges	6,083	7,403	7,099
Plant closure costs and impairment of assets	7,397	10,310	7,298
Impairment of intangible assets	135,981	—	—
Loss on inferior ingredients	2,657	—	—
Income from operations	173,981	348,292	172,870
Interest expense	76,665	37,129	36,609
Interest income	(17,371)	(17,506)	(20,577)
Other components of net periodic pension and postretirement benefits credit	(381)	(273)	(269)
Income before income taxes	115,068	328,942	157,107
Income tax expense	31,243	80,826	33,691
Net income	$83,825	$248,116	$123,416
Net income per common share:
Basic:
Net income per common share	$0.40	$1.18	$0.58
Weighted average shares outstanding	211,343	211,023	211,630
Diluted:
Net income per common share	$0.40	$1.17	$0.58
Weighted average shares outstanding	212,107	212,137	213,356
Cash dividends paid per common share	$0.9825	$0.9500	$0.9100

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2025	Fiscal 2024	Fiscal 2023
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Net income	$83,825	$248,116	$123,416
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement and curtailment loss	—	180	—
Net actuarial (loss) gain for the period	(2,219)	141	471
Current year prior service cost	(2,222)	—	—
Amortization of prior service credit included in net income	(155)	(133)	(133)
Amortization of actuarial gain included in net income	(142)	(103)	(55)
Pension and postretirement plans, net of tax	(4,738)	85	283
Derivative instruments:
(Loss) gain on effective portion of derivatives	(3,186)	5,404	(2,951)
(Gain) loss reclassified to net income	(33)	720	1,815
Derivative instruments, net of tax	(3,219)	6,124	(1,136)
Other comprehensive (loss) income, net of tax	(7,957)	6,209	(853)
Comprehensive income	$75,868	$254,325	$122,563

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 31, 2022	228,729,585	$199	$689,959	$1,004,271	$1,474	(17,595,619)	$(252,613)	$1,443,290
Net income				123,416				123,416
Derivative instruments, net of tax (Note 11)					(1,136)			(1,136)
Pension and postretirement plans, net of tax (Note 21)					283			283
Stock repurchases						(1,898,729)	(45,801)	(45,801)
Issuance of deferred stock awards			(927)			63,266	927	—
Amortization of stock-based compensation awards			26,945					26,945
Time-based restricted stock awards issued (Note 19)			(3,623)			251,222	3,623	—
Performance-contingent restricted stock awards issued (Note 19)			(12,508)			867,944	12,508	—
Issuance of deferred compensation			(38)			2,557	38	—
Dividends paid on vested stock-based payments awards				(2,780)				(2,780)
Dividends paid — $0.9100 per common share				(192,435)				(192,435)
Balances at December 30, 2023	228,729,585	199	699,808	932,472	621	(18,309,359)	(281,318)	1,351,782
Net income				248,116				248,116
Derivative instruments, net of tax (Note 11)					6,124			6,124
Pension and postretirement plans, net of tax (Note 21)					85			85
Stock repurchases						(992,233)	(22,703)	(22,703)
Issuance of deferred stock awards			(1,028)			66,243	1,028	—
Amortization of stock-based compensation awards			29,743					29,743
Time-based restricted stock awards issued (Note 19)			(3,922)			255,161	3,922	—
Performance-contingent restricted stock awards issued (Note 19)			(13,030)			846,062	13,030	—
Issuance of deferred compensation			(32)			2,099	32	—
Dividends paid on vested stock-based payments awards				(2,699)				(2,699)
Dividends paid — $0.9500 per common share				(200,334)				(200,334)
Balances at December 28, 2024	228,729,585	$199	$711,539	$977,555	$6,830	(18,132,027)	$(286,009)	$1,410,114
Net income				83,825				83,825
Derivative instruments, net of tax (Note 11)					(3,219)			(3,219)
Pension and postretirement plans, net of tax (Note 21)					(4,738)			(4,738)
Stock repurchases						(286,980)	(5,499)	(5,499)
Issuance of deferred stock awards			(1,001)			63,309	1,001	—
Amortization of stock-based compensation awards			32,310					32,310
Time-based restricted stock awards issued (Note 19)			(6,243)			395,738	6,243	—
Performance-contingent restricted stock awards issued (Note 19)			(6,440)			407,340	6,440	—
Issuance of deferred compensation			(20)			1,260	20	—
Dividends paid on vested stock-based payments awards				(1,835)				(1,835)
Dividends paid — $0.9825 per common share				(207,471)				(207,471)
Balances at January 3, 2026	228,729,585	$199	$730,145	$852,074	$(1,127)	(17,551,360)	$(277,804)	$1,303,487

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2025	Fiscal 2024	Fiscal 2023
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$83,825	$248,116	$123,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,427	159,210	151,709
Stock-based compensation	32,310	29,743	26,945
Impairment of assets	141,476	10,310	9,611
Loss reclassified from accumulated other comprehensive income to net income	816	1,457	2,920
Deferred income taxes	14,159	30,954	(43,340)
Provision for inventory obsolescence	5,115	4,367	2,376
Allowances for accounts receivable	7,429	8,304	8,412
Pension and postretirement plans expense	411	638	592
Other	1,678	1,009	1,591
Qualified pension plan contributions	—	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,954)	(4,515)	5,008
Inventories	(15,422)	8,227	(15,163)
Hedging activities, net	3,209	(639)	(1,498)
Accounts payable	40,203	(59,644)	(26,588)
Other assets and accrued liabilities	(31,479)	(24,873)	104,362
Net cash provided by operating activities	446,203	412,664	349,353
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(127,113)	(132,088)	(129,078)
Repurchase of independent distributor territories	(28,320)	(49,126)	(10,007)
Cash paid at issuance of notes receivable	(22,529)	(19,849)	(18,433)
Principal payments from notes receivable	23,925	25,509	28,066
Proceeds from sales of property, plant and equipment	616	2,140	2,312
Proceeds from insurance settlement	1,389	—	—
Acquisition of business	(791,928)	—	(274,755)
Investment in unconsolidated affiliate	—	—	(1,981)
Other investing activities	805	745	64
Net cash disbursed for investing activities	(943,155)	(172,669)	(403,812)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(209,306)	(203,033)	(195,215)
Payments for debt issuance costs	(10,120)	(190)	(533)
Stock repurchases	(5,499)	(22,703)	(45,801)
Change in bank overdrafts	(10,824)	(3,721)	220
Proceeds from debt borrowings	1,006,180	323,700	898,000
Debt obligation payments	(266,300)	(351,500)	(743,000)
Payments on financing leases	(84)	(70)	(1,819)
Net cash provided by (disbursed for) financing activities	504,047	(257,517)	(88,148)
Net increase (decrease) in cash and cash equivalents	7,095	(17,522)	(142,607)
Cash and cash equivalents at beginning of period	5,005	22,527	165,134
Cash and cash equivalents at end of period	$12,100	$5,005	$22,527
Schedule of non-cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$20	$32	$38
Right-of-use assets obtained in exchange for new financing lease liabilities	$126	$106	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,176	$93,775	$54,997
Issuance of notes receivable on new distribution territories, net	$37,803	$32,656	$29,076
Distributor routes sold with deferred gains, net	$889	$1,171	$132
Purchase of property, plant and equipment included in accounts payable	$4,337	$7,203	$5,449
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60,364	$35,950	$34,595
Income taxes paid, net of refunds of $5,825, $337 and $120, respectively	$29,043	$46,379	$99,118

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

Fiscal Year End. Our fiscal year ends on the Saturday nearest December 31, resulting in a 53rd reporting week every five or six years. Fiscal 2025 was a 53-week year, and the next 53-week year will be Fiscal 2031. Our internal financial results and key performance indicators are reported on a weekly calendar basis to ensure the same numbers of Saturdays and Sundays in comparable months and to allow for a consistent four-week progression analysis. The company has elected the first quarter to report the extra four-week period. As such, our quarters are divided as follows:

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

Revenue Streams

The company’s production facilities deliver products to independent distributor partners ("IDPs"), who sell and deliver those products to outlets of retail accounts that are within the IDPs’ defined geographic territory. The IDPs sell products using either scan-based trading ("SBT") technology, authorized charge tickets, or cash sales.

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

In Fiscal 2025, 2024, and 2023, the company recorded $2.6 billion, $2.6 billion, and $2.5 billion, respectively, in sales through SBT.

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

Our sales channels are Branded Retail and Other. The Other channel includes store branded retail, foodservice, restaurants, institutional, vending, thrift stores, and contract manufacturing. The company does not disaggregate revenue by geographic region, customer type, or contract type. All revenues are recognized at a point in time. Net sales by sales channel are as follows for Fiscal 2025, 2024, and 2023 (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Branded Retail	$3,462,854	$3,259,267	$3,264,742
Other	1,793,625	1,844,220	1,826,088
Total	$5,256,479	$5,103,487	$5,090,830

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2025	$17,922	$7,429	$(7,220)	$18,131
Fiscal 2024	$33,386	$8,304	$(23,768)	$17,922
Fiscal 2023	$18,764	$8,412	$6,210	$33,386

The company recorded a reserve of $14.9 million during the third quarter of Fiscal 2023 for the distributor notes receivable as part of a legal settlement. Changes in the write-offs and other column reflect the company's application of the reserve during Fiscal 2025 and Fiscal 2024. The charge for this allowance was recorded as a legal expense and is recognized as 'Other' in the column of the table above. The expense column is specific to bad debt expense. The was no reserve and $2.4 million of reserve for the distributor notes receivable as of January 3, 2026 and December 28, 2024, respectively. See Note 23, Commitments and Contingencies, for additional information.

Activity in the allowance for trade accounts receivable credit losses for Fiscal 2025, 2024 and 2023 was as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Recoveries and other	Ending Balance
Fiscal 2025	$2,463	$992	$(1,965)	$1,630	$3,120
Fiscal 2024	$2,070	$2,095	$(1,035)	$(667)	$2,463
Fiscal 2023	$2,188	$3,089	$(2,635)	$(572)	$2,070

The amounts charged to expense for bad debts in the table above, inclusive of other non-trade accounts receivable amounts, are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables. Their percentage of trade receivables was 18.2% and 18.4%, on a consolidated basis, as of January 3, 2026, and December 28, 2024, respectively. No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in Fiscal 2025, 2024, and 2023 accounted for 57.7%, 56.7% and 55.5% of net sales, respectively. Our largest customer’s, Walmart/Sam’s Club, weighted percent of net sales for Fiscal 2025, 2024, and 2023 was as follows:

Percent of Net Sales
Fiscal 2025	21.5%
Fiscal 2024	22.4%
Fiscal 2023	22.3%

Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s net sales.

Inventories. Inventories at January 3, 2026 and December 28, 2024 are valued at net realizable value. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories cost is determined using standard cost, which approximates the first-in, first-out method.

The company will write down inventory to net realizable value for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2025	$58	$5,115	$(5,106)	$67
Fiscal 2024	$696	$4,367	$(5,005)	$58
Fiscal 2023	$1,036	$2,376	$(2,716)	$696

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are used to reduce gross inventories.

Shipping Costs. Shipping costs are included in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. For Fiscal 2025, 2024, and 2023, shipping costs were $1,109.8 million, $1,181.0 million, and $1,215.4 million, respectively, including the costs paid to IDPs.

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

The company voluntarily repurchases distribution rights from and sells distribution rights to IDPs from time to time. At the time the company purchases distribution rights from an IDP, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new IDP, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business. If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution, and administrative expenses because the company considers the IDP activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the IDP. In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $6.6 million and $7.8 million at January 3, 2026 and December 28, 2024, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheets. The company recorded net gains (losses) of $0.6 million during Fiscal 2025, $(0.6) million during Fiscal 2024 and $2.5 million during Fiscal 2023 (exclusive of $65.3 million of repurchase obligations of distribution rights related to a legal settlement) related to the sale of distribution rights as a component of selling, distribution, and administrative expenses. See Note 23, Commitments and Contingencies, for details on the settlement.

Property, Plant and Equipment and Depreciation. Property, plant and equipment is recognized at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	15
Furniture, fixtures and transportation equipment	3	12

Property recorded as leasehold improvements is amortized over the shorter of the lease term or the estimated useful life of the leased property.

Depreciation expense, excluding amortization of right-of-use financing leases, for Fiscal 2025, 2024, and 2023 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2025	$128,412
Fiscal 2024	$127,577
Fiscal 2023	$117,788

The company had no capitalized interest during Fiscal 2025, 2024, and 2023. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s Consolidated Statements of Income and is included in adjustments to reconcile net income to net cash provided by operating activities on the other line item in the Consolidated Statements of Cash Flows.

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

These contracts may contain renewal options for periods of one month up to 10 years at fixed percentages of market pricing, with some that are reasonably certain of exercise. For those contracts that contain leases, the company recognizes renewal options as part of right-of-use assets and lease liabilities. All other renewal and termination options are not reasonably certain of exercise or occurrence as of January 3, 2026.

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

These contracts may also contain end-term purchase options, whereby the company may purchase the assets for stated pricing at the lesser of fair market value or a percentage of original asset cost. Yet, these purchase options were determined to not be reasonably certain of exercise or occurrence as of January 3, 2026. Additionally, these contracts do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

Modifications and reassessments

During Fiscal 2025 and 2024, the company elected certain renewal options that were not previously certain of exercise. Election of these renewal options resulted in reassessment of lease terms for the applicable leases.

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

Segment. The company has identified two operating segments based on how business activities are managed and evaluated, legacy Flowers Foods and Simple Mills. Simple Mills qualifies as an operating segment as it meets the criteria of being a business and has discrete financial information available that is regularly reviewed by the CEO, who is the CODM, to assess the performance and allocate resources. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purpose of determining our one reportable segment.

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

Business Combinations. The company’s acquisitions of businesses are accounted for in accordance with ASC 805, “Business Combinations.” The company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, property, plant, and equipment, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration, and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of customer relationships, trademarks, non-compete agreements, distributor relationships, and other identifiable intangible assets include future cash flows that the company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. Projecting discounted future cash flows requires the company to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization margins, discount rates, royalty rate and customer attrition rates. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the company could record impairment charges. In addition, the company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation on property, plant, and equipment and amortization expense on definite-lived intangible assets. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could become impaired.

For leases acquired in a business combination, the company measures the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the company at the acquisition date. When the implicit rate in the acquired lease is not readily determinable, the company calculates the lease liabilities using discount rates based upon the company’s applicable incremental borrowing rate. An assessment of the certainty associated with the exercise of any lease renewal, termination, and purchase options included in the acquired lease contracts is also performed. The company measures the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

Impairment of Long-Lived, Intangible, and Other Assets. Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible, and other assets and the recognition of impairment expense in the company’s consolidated financial statements. The company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets, and other assets (including right-of-use lease assets, notes receivable, and equity) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the projection of expected future cash flows generally include price levels, sales growth, profit margins and asset life. Future adverse changes, such as decisions to discontinue or significantly reduce the use of certain brands, in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the company evaluates for sale, estimated sale proceeds less costs to sell. The company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.

Finite-lived intangible assets are reviewed for impairment when facts and circumstances indicate that the cost of any finite-lived intangible asset may be impaired. This recoverability test is based on the undiscounted cash flows expected to result from the company’s use and eventual disposition of the asset. If these cash flows are sufficient to recover the carrying value over the useful life there is no impairment. Amortization of finite-lived intangible assets occurs over their estimated useful lives. The amortization periods, at origination, range from two years to forty years for these assets. The attribution methods we primarily use are the sum-of-the-year digits for customer relationships and straight-line for other amortizing intangible assets. These finite-lived intangible assets generally include trademarks, customer relationships, non-compete agreements, distributor relationships (for instances when not held for sale), and supply agreements.

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

We use the multi-period excess earnings method to value the finite-lived intangible assets and the relief-from-royalty method to value indefinite-lived intangible assets. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following five significant assumptions: (a) discount rate; (b) forecasted sales growth rates; (c) forecasted EBITDA margins (not applicable to the relief-from-royalty method), (d) assumed royalty rate (not applicable to the multi-period excess earnings method); and (e) customer attrition rate (not applicable to the relief-from-royalty method).

The company evaluates useful lives for finite-lived intangible assets to determine if facts or circumstances arise that may impact the estimates of useful lives assigned and the remaining amortization duration. Indefinite-lived intangible assets that are determined to have a finite useful life are tested for impairment as an indefinite-lived intangible asset prior to commencing amortization. Impairment charges for long-lived assets recorded in Fiscal 2025, 2024, and 2023 are discussed below.

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

In the fourth quarter of Fiscal 2025, concurrent with the company's annual planning process, the company performed an assessment of its definite-lived regional brands based on their current and expected future performance. As a result of this assessment, the company recorded an impairment charge of $136.0 million for two of our brands which are included in our legacy Flowers Foods segment. The company intends to continue to use these two trademarks for the foreseeable future but on a more limited basis as it intends to focus on growing its national brands. These costs are reported in the Impairment of intangible assets line item of the Consolidated Statements of Income. Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future. See Note 10, Goodwill and Other Intangible Assets, for additional disclosure.

On July 18, 2024, the company announced the closure of its Baton Rouge, Louisiana bakery. The bakery produced bun products and ceased production on September 19, 2024. This bakery closure was part of our strategy to optimize capacity within our supply chain. The facility continues to be used as a distribution center. The closure costs for the Baton Rouge, Louisiana bakery included severance costs of $1.1 million and asset impairment and equipment relocation charges of $2.4 million in Fiscal 2024. In Fiscal 2024, the company also recognized a recovery of $1.3 million related to the sale of equipment that had been previously written off in Fiscal 2022 as part of the Phoenix, Arizona bakery closure. Also in Fiscal 2024, the company recorded charges of $2.7 million to fully impair certain ERP-related software and other equipment, and also recorded an asset impairment charge of $1.4 million to write-off certain cake distribution territories classified as held for sale that the company no longer intends to sell. These costs and the costs below are reported in the Plant closure costs and impairment of assets line item of the Consolidated Statements of Income.

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

Goodwill. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company assesses goodwill for impairment annually during the fourth quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the company as a whole. The company completed its most recent annual goodwill impairment testing during the fourth quarter of Fiscal 2025 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. Flowers has concluded it has two operating segments and two reporting units, legacy Flowers Foods and Simple Mills. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purpose of determining our one reportable segment. We have elected not to perform the qualitative approach, but instead perform a quantitative analysis by comparing the fair value of each of the reporting units with which the goodwill is associated to the carrying amount of the respective reporting unit. If the fair value is less than the carrying value, the goodwill is written down to the extent the carrying amount exceeds the fair value.

When performing a quantitative analysis, the company estimates the fair value of its reporting units using a weighted average of the income and market approaches. Under the income approach, the company uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The company’s assessments reflected a number of significant management assumptions and estimates including the: (a) weighted average cost of capital; (b) forecasted sales growth rates; (c) forecasted EBITDA margins; and (d) market multiples (not applicable to the income approach). Changes in these assumptions could materially impact the company’s conclusions. Based on its assessments, the company concluded that there was no impairment of goodwill for either of its reporting units.

The company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Simple Mills reporting unit there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in the legacy Flowers Foods reporting unit that would be significant enough to result in goodwill impairment. In the case of Simple Mills, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition (in February 2025), at which time the majority of assets and liabilities acquired were recorded at fair value. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balance of the Simple Mills reporting unit is at risk of impairment in the near term if the reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the particular discount rates used. Total goodwill associated with the Simple Mills reporting unit was $367.9 million at January 3, 2026.

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

For derivatives designated and that qualify as cash flow hedges of commodity price risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified in the period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. All our commodity derivatives at January 3, 2026 and December 28, 2024 qualified for hedge accounting. See Note 11, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from AOCI to earnings as transactions for which cash flow hedges were held occur and impact earnings. Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. Significant situations which do not routinely occur that could cause transfers from AOCI to earnings are the cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting. During Fiscal 2025, 2024, and 2023 there were no discontinued hedge positions.

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

Advertising and Marketing Costs. Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $93.2 million, $89.1 million, and $99.3 million for Fiscal 2025, 2024, and 2023, respectively. Advertising and marketing costs are recorded in the selling, distribution, and administrative expense line item in our Consolidated Statements of Income.

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

Software Development Costs. The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. An impairment could be triggered if the company determines that the underlying software under review will no longer be used. The net balance of capitalized software development costs included in plant, property and equipment was $85.4 million and $99.1 million at January 3, 2026 and December 28, 2024, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $18.2 million, $18.1 million, and $14.2 million in Fiscal 2025, 2024, and 2023, respectively.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2025	$3,387	$—	$684	$4,071
Fiscal 2024	$1,586	$—	$1,801	$3,387
Fiscal 2023	$1,030	$—	$556	$1,586

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

Fair Value of Financial Instruments. On February 14, 2025, the company issued $500.0 million of senior notes (the "2035 notes") and $300.0 million of senior notes ("the 2055 notes"). Additionally, on March 9, 2021 and September 28, 2016, the company issued $500.0 million of senior notes (the “2031 notes”) and $400.0 million of senior notes (the “2026 notes”), respectively. These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the term of the note to interest expense. In addition, and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 17, Fair Value of Financial Instruments.

Research and Development Costs. The company recorded research and development costs of $9.3 million, $5.1 million, and $5.9 million for Fiscal 2025, 2024, and 2023, respectively. These costs are recorded as selling, distribution, and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income (Loss)(“OCI”). The company reports comprehensive income in two separate but consecutive financial statements. See Note 7, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Business Process Improvement Costs Related to the Transformation Strategy Initiatives. In the second half of Fiscal 2020, we launched initiatives to transform our business, including an upgrade to our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These initiatives are further discussed in Item 1., Business, of this Form 10-K. Implementation of the ERP upgrade is anticipated to be completed in Fiscal 2027. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, was $3.4 million, $4.5 million, and $21.5 million in Fiscal 2025, 2024, and 2023, respectively, and is reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income.

Loss on inferior ingredients. In Fiscal 2025, the company recognized $2.7 million of identifiable and measurable costs associated with product losses. These product losses resulted from inferior coconut sugar and cashew flour used in certain of its Simple Mills' products due to tiny fragments of metal present in the ingredients and from the presence of gluten in certain of Canyon Bakehouse's gluten-free products. We are currently not able to estimate any future anticipated losses and we continue to seek recovery of all losses through appropriate means.

Note 3. Recent Accounting Pronouncements

Pronouncements adopted during Fiscal 2025

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

On December 14, 2023, The FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. The company adopted the standard as of December 29, 2024, the beginning of our Fiscal 2025. The additional disclosures can be found in the Note 22, Income Taxes.

Accounting pronouncements not yet adopted

On December 17, 2025, the FASB issued ASU 2025-12, "Codification Improvements" which facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The company is determining the impact on our business.

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

Detailed below are expense items impacting comparability for Fiscal 2025, 2024, and 2023 (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023	Footnote
	53 weeks	52 weeks	52 weeks	Disclosure
	(Amounts in thousands)
Business process improvement costs	$3,368	$4,529	$21,521	Note 2
Restructuring charges	6,083	7,403	7,099	Note 5
Restructuring-related implementation costs	19,529	2,979	—	Note 5
Plant closure costs and impairment of assets	7,397	10,310	7,298	Note 2
Impairment of intangible assets	135,981	—	—	Note 2, 10
Acquisition and integration-related costs	17,904	2,008	3,712	Note 2, 6
Loss on inferior ingredients	2,657	—	—	Note 2
Legal settlements and related costs	902	3,800	137,529	Note 23
Pension plan settlement loss	—	241	—	Note 21
	$193,821	$31,270	$177,159

Our single reportable segment net sales, net income, and significant expenses are as follows for Fiscal 2025, 2024, and 2023 (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net sales	$5,256,479	$5,103,487	$5,090,830
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	1,276,947	1,313,585	1,430,136
Workforce-related costs	763,711	747,612	702,036
Packaging	194,582	188,481	197,748
Other(1)	452,345	327,542	302,216
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	2,687,585	2,577,220	2,632,136
Selling, distribution, and administrative expenses
Workforce-related costs	690,408	616,013	562,982
Distributor distribution fees	620,779	678,385	715,561
Other(2)	764,181	706,654	841,175
Total selling, distribution, and administrative expenses	2,075,368	2,001,052	2,119,718
Depreciation	128,412	127,577	117,788
Amortization	38,925	31,373	32,218
Right-of-use financing lease amortization	90	260	1,703
Plant closure costs and impairment of assets	7,397	10,310	7,298
Restructuring charges	6,083	7,403	7,099
Loss on inferior ingredients	2,657	—	—
Impairment of intangible assets	135,981	—	—
Interest expense	76,665	37,129	36,609
Interest income	(17,371)	(17,506)	(20,577)
Other components of net periodic pension and postretirement benefits credit	(381)	(273)	(269)
Income before income taxes	115,068	328,942	157,107
Income tax expense	31,243	80,826	33,691
Net income	$83,825	$248,116	$123,416

(1)
The Other line item includes outside purchases of product, utilities, repairs and maintenance, rent, and other production costs.

(2)
The Other line item includes transportation, marketing, legal, consulting, rent, computer maintenance, and other overhead expenses.

Note 5. Restructuring Activities

During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a 2025 reduction-in-force ("RIF"). In the fourth quarter of Fiscal 2025, we began a comprehensive review of our brands, operations, and financial strategy. Although this review is in the early stages, it resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. Additionally, during Fiscal 2025, the company incurred consulting costs associated with implementing these programs. We anticipate additional restructuring charges and related costs in subsequent quarters.

In April 2024, the company announced a cost savings program to improve operational performance, which includes employee termination benefits associated with a 2024 RIF and other expense optimization initiatives. The company incurred final RIF charges and made final payments in the first quarter of Fiscal 2025. The company also incurred consulting costs associated with implementing the restructuring program.

In February 2023, to improve operational effectiveness, increase profitable sales, and better meet customer requirements, the company announced a restructuring of plant operation responsibilities from the sales function to the supply chain function. As part of that restructuring, we incurred costs for employee termination benefits and other cash charges, which were primarily related to the voluntary employee separation incentive plan (the " 2023 VSIP"), 2023 RIF, and employee relocation costs. There were no additional costs incurred during Fiscal 2025 or Fiscal 2024 for the 2023 VSIP, 2023 RIF, and employee relocation costs.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

Fiscal 2025
Restructuring charges:
2025 RIF (1)	$5,511
2024 RIF (1)	572
Restructuring-related implementation costs (2)	19,529
Total restructuring charges	$25,612

Fiscal 2024
Restructuring charges:
2024 RIF (1)	$7,403
Restructuring-related implementation costs (2)	2,979
Total restructuring charges	$10,382

Fiscal 2023
Restructuring charges:
2023 VSIP	$5,229
2023 RIF	899
Relocation costs	971
Total restructuring charges (1)	$7,099

(1)
Presented on our Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

	2024 RIF	2025 RIF	Total
Liability balance (1) at December 28, 2024	$86	$—	$86
Charges	572	5,511	$6,083
Cash payments	(658)	(4,761)	$(5,419)
Liability balance (1) at January 3, 2026	$—	$750	$750

(1)
Recorded in the other accrued current liabilities line item of our Consolidated Balance Sheets.

Note 6. Acquisitions

Simple Mills

On February 21, 2025, we completed the acquisition of 100% of the equity interests of Purposeful Foods Holdings, Inc., the parent company of Simple Mills, Inc., for total consideration of approximately $848.6 million, which includes $17.9 million payable to the sellers upon realization of certain tax benefits acquired as part of the transaction. Simple Mills, a market-leading natural brand offering premium better-for-you crackers, cookies, snack bars, and baking mixes, expands the company's presence in the better-for-you snacking category. The acquisition has been accounted for as a business combination. The total goodwill recorded for the acquisition was $367.9 million and is not deductible for tax purposes.

The following table summarizes the preliminary fair value of purchase consideration paid for Simple Mills and the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair value. The goodwill, taxes, and certain other assets and liabilities are still under review. When relevant information is obtained, resulting changes to our provisional purchase price allocation are adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of those dates. We recognized a $19.0 million goodwill measurement period adjustment related to the valuation of trademarks and customer relationships, deferred taxes and assumed liabilities during the second quarter of Fiscal 2025. Additionally, the company recorded an immaterial purchase price adjustment during the third quarter of Fiscal 2025. These measurement period adjustments are reflected in the 'measurement period adjustments' column below. The impact to the amortization expense on the Consolidated Statements of Income is immaterial for Fiscal 2025 (amounts in thousands):

	Initial Preliminary Allocation	Measurement Period Adjustments	Updated Preliminary Allocation
Fair value of consideration transferred:
Cash consideration paid at closing	$830,713	$—	$830,713
Payable to seller	17,824	48	17,872
Total consideration	$848,537	$48	$848,585

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$38,833	$—	$38,833
Accounts receivable, net of allowances	18,065	—	18,065
Inventories	19,612	(101)	19,511
Property, plant, and equipment	1,729	13	1,742
Operating lease right-of-use assets	1,668	—	1,668
Customer relationships	173,100	4,700	177,800
Trademarks - infinite-lived	334,300	21,100	355,400
Other financial assets	1,936	—	1,936
Total identifiable assets acquired	$589,243	$25,712	$614,955
Current maturities of operating leases	1,172	—	1,172
Accounts payable	14,702	(75)	14,627
Other financial liabilities	7,621	281	7,902
Deferred income taxes, net	104,098	6,450	110,548
Total liabilities assumed	$127,593	$6,656	$134,249
Total identifiable net assets acquired	$461,650	$19,056	$480,706
Goodwill	$386,887	$(19,008)	$367,879

Property, plant and equipment in the table above includes machinery and equipment and leasehold improvements.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Amortization years	Amortization Method
Trademarks	$355,400	Indefinite	N/A
Customer relationships	177,800	17	Straight-line
Total intangible assets	$533,200

Acquisitions Pro Forma

Simple Mills contributed net sales of $213.9 million and net loss of $14.4 million, which includes interest and amortization expense, net of tax impact, for Fiscal 2025. The following table provides the supplemental pro forma net sales and net income of the combined entity had the acquisition date of Simple Mills been December 31, 2023, the first day of Fiscal 2024 (amounts in thousands):

	Fiscal 2025	Fiscal 2024
	53 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net sales	$5,292,366	$5,342,935
Net income attributable to Flowers Foods	$95,026	$209,104

We incurred costs of $2.0 million in Fiscal 2024 and additional costs $17.9 million during Fiscal 2025 related to the acquisition (including non-recurring integration costs). These costs are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income and are reflected in the pro forma net income. The pro forma financial information also includes the following adjustments (net of tax based on statutory rates) related to the acquisition: amortization of the intangible assets and interest expense for the additional indebtedness incurred to finance the acquisition that would not have been incurred without the transaction. These adjustments increased the pro forma net income attributable to Flowers Foods by $9.9 million for Fiscal 2025, and decreased pro forma net income by $59.4 million for Fiscal 2024.

Papa Pita

On February 17, 2023, the company completed the acquisition of Papa Pita for total consideration of approximately $274.8 million, inclusive of a net working capital adjustment. Papa Pita is a manufacturer and distributor of bagels, tortillas, breads, buns, English muffins, and flat breads with one production facility in West Jordan, Utah and, prior to the acquisition, Papa Pita co-manufactured certain products for the company. Papa Pita has direct-store-delivery distribution in the western U.S., expanding our geographic reach. We incurred acquisition costs of $3.7 million during Fiscal 2023. These costs are reflected in the selling, distribution, and administrative expenses line item of the Consolidated Statements of Income. The company also recognized a $2.1 million goodwill measurement period adjustment related to an environmental and emissions liability during the first quarter of Fiscal 2024. Papa Pita's operating income since the acquisition was immaterial to our Fiscal 2023 results of operations.

Note 7. Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During Fiscal 2025, 2024, and 2023, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI			Affected Line Item in the Statement
Details about AOCI Components (Note 2)	Fiscal 2025	Fiscal 2024	Fiscal 2023	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$861	$498	$499	Interest expense
Commodity contracts	(816)	(1,457)	(2,920)	Cost of sales, Note 3, below
Total before tax	$45	$(959)	$(2,421)	Total before tax
Tax (expense) benefit	(12)	239	606	Tax expense
Total net of tax	$33	$(720)	$(1,815)	Net of tax
Pension and postretirement plans:
Prior-service credits	$207	$177	$177	Note 1, below
Settlement loss	—	(241)	—	Note 1, below
Actuarial (losses) gains	190	138	74	Note 1, below
Total before tax	$397	$74	$251	Total before tax
Tax benefit (expense)	(100)	(18)	(63)	Tax benefit
Total net of tax	$297	$56	$188	Net of tax benefit
Total reclassifications from AOCI	$330	$(664)	$(1,627)	Net of tax benefit

Note 1: These items are included in the computation of net periodic pension cost. See Note 21, Postretirement Plans, for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During Fiscal 2025, 2024, and 2023, amounts recognized in AOCI, exclusive of reclassifications, were as follows (amounts in thousands):

	Amount of Gain (Loss) Recognized in AOCI
AOCI component	Fiscal 2025	Fiscal 2024	Fiscal 2023
Derivative instruments:
Interest rate contracts	$4,213	$7,679	$—
Commodity contracts	(8,462)	(473)	(3,934)
Total before tax	$(4,249)	$7,206	$(3,934)
Tax benefit (expense)	1,063	(1,802)	983
Total net of tax	$(3,186)	$5,404	$(2,951)
Pension and postretirement plans:
Current year actuarial loss before tax	$(2,959)	$188	$628
Current year prior service cost	(2,963)	—	—
Total before tax	$(5,922)	$188	$628
Tax benefit (expense)	1,481	(47)	(157)
Total net of tax	$(4,441)	$141	$471
Total recognized in AOCI	$(7,627)	$5,545	$(2,480)

During Fiscal 2025, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 28, 2024	$7,087	$(257)	$6,830
Other comprehensive gain before reclassifications	(3,186)	(4,441)	(7,627)
Reclassified to earnings from AOCI	(33)	(297)	(330)
AOCI at January 3, 2026	$3,868	$(4,995)	$(1,127)

During Fiscal 2024, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at December 30, 2023	$963	$(342)	$621
Other comprehensive loss before reclassifications	5,404	141	5,545
Reclassified to earnings from AOCI	720	(56)	664
AOCI at December 28, 2024	$7,087	$(257)	$6,830

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Gross loss reclassified from AOCI into income	$(816)	$(1,457)	$(2,920)
Tax benefit	203	363	732
Net of tax	$(613)	$(1,094)	$(2,188)

Note 8. Notes Receivable from IDPs

The company provides direct financing to certain IDPs for the purchase of the IDPs’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During Fiscal 2025, 2024, and 2023 the following amounts were recorded as interest income, the majority of which relates to these notes receivable (amounts in thousands):

Interest income
Fiscal 2025	$17,371
Fiscal 2024	$17,506
Fiscal 2023	$20,577

The notes receivable are collateralized by the IDPs’ distribution rights. Additional details are included in Note 17, Fair Value of Financial Instruments.

Note 9. Assets Held for Sale

The table below presents the assets held for sale as of January 3, 2026 and December 28, 2024, respectively (amounts in thousands):

	January 3, 2026	December 28, 2024
Distribution rights	$23,205	$23,734
Property, plant and equipment	3,485	790
Total assets held for sale	$26,690	$24,524

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

Note 10. Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets as of January 3, 2026 and December 28, 2024, respectively, each of which is explained in additional detail below (amounts in thousands):

	January 3, 2026	December 28, 2024
Goodwill	$1,047,775	$679,896
Amortizable intangible assets, net of amortization	502,162	499,269
Indefinite-lived intangible assets	482,500	127,100
Total goodwill and other intangible assets	$2,032,437	$1,306,265

On February 21, 2025, the company completed the acquisition of Simple Mills for total consideration of approximately $848.6 million. The changes in the carrying amount of goodwill during Fiscal 2025 related to the acquisition of Simple Mills are as follows (amounts in thousands):

Total
Balance as of December 28, 2024	$679,896
Acquisition (see Note 6, Acquisitions)	367,879
Balance as of January 3, 2026	$1,047,775

In the annual goodwill impairment analysis, completed during the fourth quarter of Fiscal 2025, projected future cash flows for the Simple Mills reporting unit were discounted at 11.0%, and its estimated fair value was determined to exceed its carrying value by approximately 7.9%. The smaller differential between the fair value and carrying value of the Simple Mills reporting unit is due to the short time period between the acquisition date (February 21, 2025), at which time the majority of assets and liabilities acquired were recorded at fair value, and the annual impairment testing date.

Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balance of the Simple Mills reporting unit could be at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the discount rate or market multiples.

Based on equal weighting of the income and market approaches, and holding other valuation assumptions constant, the discount rate for the Simple Mills reporting unit would have to exceed 12.5% or forecasted EBITDA margin across all future periods would have to be reduced approximately 12.5% in order for the estimated fair value of the reporting unit to fall below its carrying value. At January 3, 2026, the total goodwill associated with the Simple Mills reporting unit was $367.9 million. No goodwill impairments were recognized in Fiscal 2025, 2024, or 2023.

As of January 3, 2026 and December 28, 2024, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 3, 2026			December 28, 2024
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$345,733	$136,586	$209,147	$481,715	$122,432	$359,283
Customer relationships	518,021	225,143	292,878	340,221	200,549	139,672
Non-compete agreements	5,454	5,356	98	5,454	5,281	173
Distributor relationships	4,123	4,084	39	4,123	3,982	141
Total	$873,331	$371,169	$502,162	$831,513	$332,244	$499,269

The Simple Mills acquisition included an amortizable intangible asset of $177.8 million and is included in the customer relationships line in the table above. See Note 6, Acquisitions, for details of the assets and the respective amortization period by category.

In the fourth quarter of Fiscal 2025, concurrent with the company's annual planning process, the company performed an assessment of two of its definite-lived regional brands based on their current and expected future performance. As a result of this assessment, the company recorded an impairment charge of $136.0 million. The company intends to continue to use the trademarks for the foreseeable future but on a more limited basis as it intends to focus on growing its national brands.

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

As of January 3, 2026 and December 28, 2024, there was $482.5 million and $127.1 million, respectively, of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows. Wonder and Sunbeam are well established brands with a long history and well-defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. The Simple Mills brands are part of our long-term strategy to grow in the better-for-you category. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

Amortization expense

Amortization expense for Fiscal 2025, 2024, and 2023 was as follows (amounts in thousands):

Amortization expense
Fiscal 2025	$38,925
Fiscal 2024	$31,371
Fiscal 2023	$32,218

Estimated amortization of intangibles for Fiscal 2026 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2026	$34,702
2027	$33,052
2028	$31,423
2029	$29,222
2030	$28,125

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

As of January 3, 2026, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$46	$—	$—	$46
Other long-term assets	—	—	—	—
Total	$46	$—	$—	$46
Liabilities:
Other current liabilities	$(546)	$—	$—	$(546)
Other long-term liabilities	—	—	—	—
Total	$(546)	$—	$—	$(546)
Net Fair Value	$(500)	$—	$—	$(500)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into Fiscal 2026. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

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

The company's hedge portfolio did not contain any interest derivatives as of January 3, 2026.

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheets, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	January 3, 2026		December 28, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$46	Other current assets	$723
Interest rate contracts	Other long-term assets	—	Other long-term assets	7,686
Total		$46		$8,409

	Derivative Liabilities
	January 3, 2026		December 28, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$546	Other current liabilities	$1,290
Commodity contracts	Other long-term liabilities	—	Other long-term liabilities	—
Total		$546		$1,290

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2025	Fiscal 2024	Fiscal 2023
Interest rate contracts	$3,160	$5,758	$—
Commodity contracts	(6,346)	(354)	(2,951)
Total	$(3,186)	$5,404	$(2,951)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(Net of tax)			Location of Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2025	Fiscal 2024	Fiscal 2023	(Effective Portion)
Interest rate contracts	$646	$374	$373	Interest income (expense)
Commodity contracts	(613)	(1,094)	(2,188)	Production costs (1)
Total	$33	$(720)	$(1,815)

(1)
Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance (credit or (debit) balance) in AOCI related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next year are as follows (amounts in thousands and net of tax) at January 3, 2026:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(213)	$4,456	$4,243
Expiring in 2026	(377)	—	(377)
Total	$(590)	$4,456	$3,866

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of OCI for these hedged transactions.

Derivative transactions notional amounts

As of January 3, 2026, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$10,274
Soybean oil contracts	11,460
Natural gas contracts	2,779
Corn contracts	1,402
Total	$25,915

The company’s derivative instruments contained no credit-risk-related contingent features at January 3, 2026. As of January 3, 2026 and December 28, 2024, the company had $4.3 million and $4.0 million, respectively, recorded in other current assets representing collateral to counterparties for hedged positions. As of January 3, 2026 and December 28, 2024, the company had $2.1 million recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 12. Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	January 3, 2026	December 28, 2024
Prepaid assets	$4,408	$3,433
Prepaid insurance	7,868	6,911
Prepaid marketing	1,669	3,995
Service contracts	20,993	21,748
Fair value of derivative instruments	46	723
Collateral to counterparties for derivative positions	4,257	4,046
Income taxes receivable	25,749	12,712
Other	262	290
Total	$65,252	$53,858

Other non-current assets consist of (amounts in thousands):

	January 3, 2026	December 28, 2024
Unamortized financing fees	$1,900	$783
Investments	2,223	2,318
Investment in unconsolidated affiliate	1,481	1,481
Fair value of derivative instruments	—	7,686
Deposits	3,328	2,874
Noncurrent postretirement benefit plan asset	4,065	6,869
Other	320	96
Total	$13,317	$22,107

Note 13. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consist of (amounts in thousands):

	January 3, 2026	December 28, 2024
Employee compensation	$34,467	$35,521
Employee vacation	19,431	19,595
Employee bonus	28,965	50,422
Restructuring-related accruals	750	86
Fair value of derivative instruments	546	1,290
Self-insurance reserves	37,166	34,392
Bank overdraft	3,635	14,459
Accrued interest	21,868	7,340
Accrued taxes	6,787	7,655
Accrued legal costs	1,762	4,032
Accrued advertising	5,435	2,978
Accrued legal settlements	—	1,697
Accrued short term deferred income	2,295	2,380
Accrued utilities	6,559	6,141
Collateral from counterparties for derivative positions	2,136	2,076
Short-term portion of acquisition consideration payable to seller	12,654	—
Repurchase obligations of distribution rights	—	18,965
Other	5,673	10,340
Total	$190,129	$219,369

The repurchase obligations of distribution rights was part of a legal settlement which required a phased repurchase of approximately 350 distribution territories. The company estimated the cost of these repurchases, and an additional 50 other California distribution territories that were not part of the settlement, in accordance with the settlement agreement and the amount was net of the remaining notes receivable balance. The repurchases began at the end of the first quarter of Fiscal 2024 and were completed during the second quarter of Fiscal 2025. See Note 23, Commitments and Contingencies, for details on this settlement.

Other long-term liabilities consist of (amounts in thousands):

	January 3, 2026	December 28, 2024
Deferred income	$4,277	$5,445
Deferred compensation	29,805	28,306
Other deferred credits	435	57
Acquisition consideration payable to seller	5,218	—
Other	2,066	2,069
Total	$41,801	$35,877

Note 14. Leases

Qualitative disclosures about our leases, including the significant policy elections, can be found in Note 2, Summary of Significant Accounting Policies. The quantitative disclosures are presented below.

Lease costs incurred by lease type, and/or type of payment for Fiscal 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Lease cost:
Amortization of right-of-use assets	$90	$260	$1,703
Interest on lease liabilities	12	4	32
Operating lease cost	91,969	74,183	62,685
Short-term lease cost	15,373	10,910	3,121
Variable lease cost	40,113	40,564	37,588
Total lease cost	$147,557	$125,921	$105,129

Other supplemental quantitative disclosures as of, and for, Fiscal 2025 and Fiscal 2024 were as follows (in thousands):

	Fiscal 2025	Fiscal 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$12	$4
Operating cash flows from operating leases	$98,702	$75,610
Financing cash flows from financing leases	$84	$70
Right-of-use assets obtained in exchange for new financing lease liabilities	$126	$106
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,176	$93,775
Weighted-average remaining lease term (years):
Financing leases	3.6	3.0
Operating leases	5.6	6.2
Weighted-average IBR (percentage):
Financing leases	4.9	4.2
Operating leases	5.2	5.0

Estimated undiscounted future lease payments under non-cancelable operating leases and financing leases, along with a reconciliation of the undiscounted cash flows to operating and financing lease liabilities, respectively, as of January 3, 2026 (in thousands) were as follows:

	Operating lease liabilities	Financing lease liabilities
2026	$88,406	$68
2027	79,837	71
2028	59,660	58
2029	42,043	52
2030	33,960	4
Thereafter	74,346	—
Total minimum lease payments	378,252	253
Less: amount of lease payments representing interest	(53,408)	(22)
Present value of future minimum lease payments	324,844	231
Less: current obligations under leases	(73,662)	(116)
Long-term lease obligations	$251,182	$115

The following table details lease modifications and renewals and lease impairments (amounts in thousands):

	Fiscal 2025	Fiscal 2024
Lease modifications and renewals	$18,725	$33,221
Lease terminations	$2,776	$1,963

The lease modifications and renewals for Fiscal 2025 include renewals of multiple warehouse leases and transportation equipment. For Fiscal 2024, the lease modifications and renewals include renewals of multiple warehouse leases.

Note 15. Debt and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at January 3, 2026 and December 28, 2024:

	Interest Rate at January 3, 2026	Final Maturity	January 3, 2026	December 28, 2024
			(Amounts in thousands)
Unsecured previous credit facility			$—	$2,200
Unsecured new credit facility	6.875%	2030	5,000	—
2026 notes	3.500%	2026	399,575	398,992
2031 notes	2.400%	2031	496,193	495,452
2035 notes	5.750%	2035	494,776	—
2055 notes	6.200%	2055	294,588	—
Accounts receivable repurchase facility	4.541%	2027	65,000	125,000
			1,755,132	1,021,644
Current maturities of long-term debt			(399,575)	—
Long-term debt			$1,355,557	$1,021,644

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of January 3, 2026 and December 28, 2024, the bank overdraft balance was $3.6 million and $14.5 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.4 million at January 3, 2026 and December 28, 2024, which reduce the availability of funds under the senior unsecured revolving credit facility (the "credit facility"). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheets.

Senior Notes, Accounts Receivable Repurchase Facility, Credit Facility and Term Loan Facility

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

The face value of the 2055 notes is $300.0 million. There was a debt discount of $2.0 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2055 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2055 notes. As of January 3, 2026, the company was in compliance with all restrictive covenants under the indenture governing the 2055 notes.

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

The face value of the 2035 notes is $500.0 million. There was a debt discount of $0.9 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $4.8 million (including underwriting fees and other fees) on the 2035 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2035 notes. As of January 3, 2026, the company was in compliance with all restrictive covenants under the indenture governing the 2035 notes.

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

The face value of the 2031 notes is $500.0 million. There was a debt discount of $2.4 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $4.8 million (including underwriting fees and other fees) on the 2031 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2031 notes. As of January 3, 2026, the company was in compliance with all restrictive covenants under the indenture governing the 2031 notes.

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

The face value of the 2026 notes is $400.0 million. There was a debt discount of $2.1 million representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs of $3.6 million (including underwriting fees and other fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of January 3, 2026, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.

As of January 3, 2026, the 2026 notes are classified within the current maturities of long-term debt as they mature in less than one year.

Accounts Receivable Repurchase Facility. On April 14, 2023, the company terminated the accounts receivable securitization facility (the "securitization facility") and entered into a two-year $200.0 million accounts receivable repurchase facility (the "repurchase facility"). On April 14, 2025, the company entered into Amendment No. 2 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2026 to April 14, 2027. In addition, the amendment added a provision that permits the company to request up to $50.0 million in additional commitment, for a total of up to $250.0 million, subject to the satisfaction of certain customary conditions of the facility. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Financing costs paid at inception of the repurchase facility are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the first quarter of Fiscal 2024 related to the amendment and $0.8 million in financing costs at inception during the first quarter of Fiscal 2023. The balance of unamortized financing costs was $0.3 million on January 3, 2026 and December 28, 2024, and is recorded in other assets on the Consolidated Balance Sheets. As of January 3, 2026, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during Fiscal 2025:

Amount (thousands)
Balance as of December 28, 2024	$125,000
Borrowings	140,000
Payments	(200,000)
Balance as of January 3, 2026	$65,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of January 3, 2026:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(65,000)
Available for withdrawal	$135,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during Fiscal 2025:

Amount (thousands)
High balance	$155,000
Low balance	$50,000

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

Previous Credit Facility. The company was party to an amended and restated credit agreement, dated as of October 24, 2003, with the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “amended and restated credit agreement”). The company has amended the amended and restated credit agreement eight times since execution, most recently on April 12, 2023 (the “eighth amendment”). Under the amended and restated credit agreement, our previous credit facility was a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of July 30, 2026; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the amended and restated credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permitted the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the amended and restated credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (a covenant holiday), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 for at least two fiscal quarters. Additionally, the eighth amendment replaced the benchmark rate at which borrowings under the amended and restated credit agreement bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited ("Term SOFR"). As a result of these amendments and with respect to SOFR Loans, we could borrow at Term SOFR, plus a credit spread adjustment of 0.10% subject to a floor of zero.

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

New Credit Facility. On February 5, 2025, the company entered into a credit agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “new credit agreement”). The new credit agreement refinanced and replaced the amended and restated credit agreement. Under the new credit agreement, our new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of February 5, 2030; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.525% and (2) SOFR loans with a range of 0.815% to 1.525%, in each case, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.225%, due quarterly on all commitments under the new credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permits the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the new credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 for at least two fiscal quarters. Subsequent to the acquisition of Simple Mills, the company exercised the covenant holiday, increasing the maximum leverage ratio covenant level from 3.75 to 1.00 to 4.00 to 1.00 for the four consecutive fiscal quarters through and including the first quarter of 2026.

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

The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet its presently foreseeable financial requirements. As of January 3, 2026, the company was in compliance with all restrictive covenants under the new credit facility.

Financing costs paid at inception of the new credit facility and at the time amendments are executed are being amortized over the life of the new credit facility. The company incurred additional financing costs of $1.5 million during the first quarter of Fiscal 2025 for the new credit facility. The balance of unamortized financing costs was $1.6 million and $0.5 million on January 3, 2026 and December 28, 2024, respectively, and is recorded in other assets on the Consolidated Balance Sheets.

Amounts outstanding under the new credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 11, Derivative Financial Instruments. The table below presents the borrowings and repayments under the previous credit facility for the period up to February 5, 2025, and the new credit facility, for the period on and from February 5, 2025 to January 3, 2026:

Amount (thousands)
Balance as of December 28, 2024	$2,200
Borrowings	69,100
Payments	(66,300)
Balance as of January 3, 2026	$5,000

The table below presents the net amount available under the new credit facility as of January 3, 2026:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(5,000)
Letters of credit	(8,400)
Available for withdrawal	$486,600

The table below presents the highest and lowest outstanding balance under the previous credit facility for the period up to February 5, 2025, and the new credit facility, for the period on and from February 5, 2025 to January 3, 2026:

Amount (thousands)
High balance	$18,600
Low balance	$—

Aggregate debt maturities. Aggregate maturities of debt outstanding as of January 3, 2026, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2026	$400,000
2027	65,000
2028	—
2029	—
2030	5,000
Thereafter	1,300,000
Total	$1,770,000

Debt issuance costs and debt discount. The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 3, 2026 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
2026 notes	$400,000	$425	$399,575
2031 notes	$500,000	$3,807	496,193
2035 notes	$500,000	$5,224	494,776
2055 notes	300,000	5,412	294,588
Total	$1,700,000	$14,868	$1,685,132

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

The amounts outstanding at January 3, 2026 and December 28, 2024 were as follows (amounts in thousands):

	January 3, 2026	December 28, 2024
Deferral elections outstanding	$32,197	$29,996
Current portion of deferral elections	(2,392)	(1,690)
Long-term portion of deferral elections	$29,805	$28,306

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

No material guarantees or indemnifications have been entered into by the company through January 3, 2026.

Note 16. Variable Interest Entities

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as VIEs. The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

Incorporated IDPs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDPs’ defined geographic territory. The incorporated IDPs have the option to finance the acquisition of their distribution rights with the company. They can also pay cash or obtain external financing at the time they acquire the distribution rights. The combination of the company’s loans to the incorporated IDPs and the ongoing distributor arrangements with the incorporated IDPs provide a level of funding to the equity owners of the various incorporated IDPs that would not otherwise be available. As of January 3, 2026 and December 28, 2024, there was $122.2 million and $120.6 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Note 17. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts receivable approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distribution rights by IDPs. These notes receivable are recorded in the Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to IDPs with similar credit ratings and for the same maturities. However, the company financed approximately 2,500 and 2,600 IDPs’ distribution rights as of January 3, 2026 and December 28, 2024, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the IDPs, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the IDPs’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new IDPs, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At January 3, 2026 and December 28, 2024, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	January 3, 2026	December 28, 2024
Distribution rights notes receivable	$130,723	$128,199
Current portion recorded in accounts and notes receivable, net	(22,241)	(20,117)
Long-term portion of distribution rights notes receivable	$108,482	$108,082

The distributor notes receivable balance included no reserve as of January 3, 2026 and $2.4 million as of December 28, 2024 related to a legal settlement. See Note 23, Commitments and Contingencies, for additional information.

The fair value of the company’s variable rate debt at January 3, 2026 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 15, Debt and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$399,575	$397,990	2
2031 notes	$496,193	$453,628	2
2035 notes	$494,776	$500,553	2
2055 notes	$294,588	$280,772	2

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

Stock Repurchase Plan

Previously, our Board of Directors had approved a Stock Repurchase Plan ("SRP") (on December 19, 2002) that authorized share repurchases of up to 74.6 million shares of the company’s common stock. On May 26, 2022, the company announced that the Board of Directors increased the company's share repurchase authorization by 20.0 million shares. As of January 3, 2026, 21.3 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the SRP during our Fiscal 2025 (amounts in thousands except shares purchased):

Fiscal 2025 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 19, 2025	286,980	$5,499
For the quarter ended July 12, 2025	—	$—
For the quarter ended October 4, 2025	—	$—
For the quarter ended January 3, 2026	—	$—
Total	286,980	$5,499

As of January 3, 2026, 73.3 million shares at a cost of $761.5 million have been purchased since the inception of the SRP.

Dividends

During Fiscal 2025, 2024, and 2023, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 19, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2025	$207,471	$0.9825
Fiscal 2024	$200,334	$0.9500
Fiscal 2023	$192,435	$0.9100

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

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested TSR awards:

Award	Fiscal year vested	Payout (%)
2022 award	Fiscal 2025	13%
2021 award	Fiscal 2024	128%
2020 award	Fiscal 2023	148%

The TSR Shares vest immediately if the grantee dies or becomes disabled. For awards granted subsequent to Fiscal 2023, if the grantee retires after attaining at least age 55, provided that the sum of the grantee's age plus years of service is an amount equal to or greater than 65, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. For awards granted prior to Fiscal 2024, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR Shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the TSR Shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data. The 2023 TSR award is expected to payout at approximately 13%.

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$33.52
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04
10/8/2023	40	3/1/2026	$21.43
12/31/2023	272	2/28/2027	$26.07
12/29/2024	303	2/29/2028	$24.63

As of January 3, 2026, there was $7.4 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.66 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately three years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become nonforfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. Return on Invested Capital (“ROIC”) is calculated by dividing our profit, as defined, by the invested capital. Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.50 to 4.50 percentage points for the Fiscal 2025 and 2024 awards and 1.75 to 4.75 percentage points for the Fiscal 2023 award (the “ROI Target”) over the three fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The ROIC Shares can be earned based on the ranges of target as defined below:

Difference of ROIC minus WACC	2024 and 2025 Award
Less than 150 basis points	0%
150 basis points	50%
300 basis points	100%
450+ basis points	150%

Difference of ROIC minus WACC	2023 Award
Less than 175 basis points	0%
175 basis points	50%
375 basis points	100%
475+ basis points	125%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for vested ROIC awards:

Award	Fiscal year vested	Payout (%)
2022 award	Fiscal 2025	125%
2021 award	Fiscal 2024	125%
2020 award	Fiscal 2023	125%

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

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	338	3/1/2026	$28.74
4/23/2023	9	3/1/2026	$26.11
9/1/2023	25	3/1/2026	$23.04
10/8/2023	40	3/1/2026	$21.43
12/31/2023	272	2/28/2027	$22.51
12/29/2024	303	2/29/2028	$20.47

As of January 3, 2026, there was $6.4 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.66 years.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase shares	ROIC Modifier increase shares	Dividends at vesting (thousands)	Tax (expense) benefit	Fair value at vesting
2022	2025	—	71,539	$1,150	$(2,630)	$7,475
2021	2024	92,775	83,835	$2,173	$286	$19,419
2020	2023	151,513	78,893	$2,154	$1,424	$24,652

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for Fiscal 2025, 2024, and 2023 is set forth below (amounts in thousands, except price data):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	1,835	$27.85	2,017	$27.70	2,009	$25.83
Initial grant	606	$22.55	544	$24.29	824	$29.37
Vested	(412)	$27.78	(846)	$24.40	(868)	$23.51
Grant increase for achieving the ROIC modifier	72	$22.55	84	$22.51	79	$29.37
Grant increase for achieving the TSR modifier	—	$—	93	$26.07	152	$29.37
Forfeitures	(380)	$29.29	(57)	$27.94	(179)	$27.80
Balance at end of year	1,721	$25.53	1,835	$27.85	2,017	$27.70

As of January 3, 2026, there was $13.8 million of total unrecognized compensation cost related to nonvested performance-contingent restricted stock granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 1.66 years.

Time-Based Restricted Stock Units

Certain key employees have been granted time-based restricted stock units (“TBRSU Shares”). These awards vest on the fifth of January each year in equal installments generally over a three-year period. Dividends earned on shares are held by the company during the vesting period and paid in cash when the awards vest and shares are distributed.

On January 1, 2026, the company's chief financial officer ("CFO") was granted TBRSU Shares of approximately $1.4 million pursuant to the Omnibus Plan. The award will vest equally over four years starting on January 5, 2027 and ending on January 5, 2030 provided the CFO remains employed by the company during this period. Vesting will also occur in the event of the CFO's death or disability, but not his retirement if prior to the vesting date. Dividends will accrue on the award and will be paid to the CFO on the vesting date for all shares that vest. There were 128,680 shares issued for this award at a fair value of $10.88 per share.

On May 23, 2019, the company’s CEO was granted TBRSU Shares of approximately $1.0 million pursuant to the Omnibus Plan. This award vested 100% during the second quarter of Fiscal 2023. Dividends accrued on the award and were paid to the CEO on the vesting date. There were 43,330 shares issued for this award at a fair value of $23.08 per share.

The following TBRSU Shares have been granted under the Omnibus Plan and have service periods remaining (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/1/2023	220	Equally over 3 years	$28.74
2/27/2023	11	1/5/2024	$28.33
9/1/2023	54	Equally over 3 years	$23.04
9/17/2023	10	Equally over 3 years	$22.90
12/31/2023	818	Equally over 3 years	$22.51
2/16/2024	7	Equally over 3 years	$22.42
7/14/2024	23	Equally over 3 years	$21.92
12/29/2024	915	Equally over 3 years	$20.42
1/1/2026	129	Equally over 4 years	$10.88

The TBRSU Shares activity for Fiscal 2025, 2024 and 2023 is set forth below (amounts in thousands, except price data):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	987	$23.56	473	$26.67	462	$24.62
Granted	1,044	$19.24	848	$22.51	295	$27.47
Vested	(397)	$23.93	(255)	$25.75	(251)	$23.78
Forfeitures	(90)	$21.46	(79)	$24.07	(33)	$26.87
Nonvested shares at end of year	1,544	$20.57	987	$23.56	473	$26.67

Deferred Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares. During Fiscal 2025, non-employee directors elected to receive, and were granted, an aggregate grant of 7,299 common shares for board retainer deferrals pursuant to the Omnibus Plan which common shares vested on January 1, 2026. During Fiscal 2024, non-employee directors elected to receive, and were granted, an aggregate grant of 6,663 common shares for board retainer deferrals pursuant to the Omnibus Plan which vested during the first quarter of Fiscal 2025. Non-employee directors received 10,384 shares of previously vested deferred board retainer deferrals during Fiscal 2025.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year vesting period. During the second quarter of Fiscal 2025, non-employee directors were granted 93,500 shares for their annual grant pursuant to the Omnibus Plan. During the second quarter of Fiscal 2024, non-employee directors were granted 72,270 shares, of which 32,850 were deferred, for their annual grant pursuant to the Omnibus Plan that vested during the second quarter of Fiscal 2025. Additionally, during the third quarter of Fiscal 2025, an aggregate of 7,900 shares were granted to a newly elected non-employee director, representing a prorated portion of the annual grant pursuant to the Omnibus Plan. Non-employee directors received 11,750 shares of previously deferred annual grant awards during Fiscal 2025.

Compensation expense is recorded on deferred stock over the vesting period.

The deferred and restricted stock activity for Fiscal 2025, 2024, and 2023 is set forth below (amounts in thousands, except price data):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	79	$23.52	68	$26.26	62	$27.37
Granted	109	$16.60	77	$23.38	68	$26.26
Vested	(86)	$23.27	(66)	$25.70	(62)	$27.37
Nonvested shares at end of year	102	$16.32	79	$23.52	68	$26.26
Vested and deferred shares at end of year (1)	243		218		214
(1)
The vested and deferred shares at the end of the year include 50,597 shares, 58,772 shares, and 71,237 shares granted and deferred under the EPIP for Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. The vested and deferred shares at the end of the year include 192,560 shares, 159,335 shares, and 142,582 shares granted and deferred under the Omnibus Plan for Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.

As of January 3, 2026, there was $0.7 million of total unrecognized compensation cost related to deferred and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.38 years. The intrinsic value of deferred stock awards that vested during Fiscal 2025 was $1.4 million. There was an immaterial tax shortfall on the exercise of deferred share awards during Fiscal 2025.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, which was primarily recognized in selling, distribution, and administrative expense, for Fiscal 2025, 2024, and 2023 (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Performance-contingent restricted stock awards	$16,482	$18,076	$19,654
TBRSU shares	13,994	9,871	6,381
Deferred stock awards	1,834	1,796	910
Total stock-based compensation expense	$32,310	$29,743	$26,945

Note 20. Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for Fiscal 2025, 2024, and 2023 (amounts in thousands, except per share data):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net income	$83,825	$248,116	$123,416
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,343	211,023	211,630
Basic earnings per common share	$0.40	$1.18	$0.58
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	211,343	211,023	211,630
Add: Shares of common stock assumed issued upon vesting of performance-contingent restricted stock and deferred stock	764	1,114	1,726
Diluted weighted average shares outstanding per common share	212,107	212,137	213,356
Diluted earnings per common share	$0.40	$1.17	$0.58

There were 1,839,440 anti-dilutive shares for Fiscal 2025. There was an immaterial amount of anti-dilutive shares for Fiscal 2024 and 287,510 anti-dilutive shares for Fiscal 2023.

Note 21. Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 3, 2026 and December 28, 2024 (amounts in thousands):

	January 3, 2026	December 28, 2024
Noncurrent benefit asset	$4,065	$6,869
Current benefit liability	$779	$703
Noncurrent benefit liability	$8,603	$5,511
AOCI, net of tax	$(4,995)	$(257)

No contributions were made by the company to any plan during Fiscal 2025 or Fiscal 2024. The company made contributions of $1.0 million to the Flowers Foods, Inc. Retirement Plan No. 2 (“Plan No. 2”) during Fiscal 2023.

Pension Plan

The company maintains a trusteed, noncontributory defined benefit pension plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. This qualified plan is funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company also has an immaterial unqualified plan excluded from the disclosures herein.

The company recognizes settlement accounting charges, which accelerates recognition of a plan’s unrecognized net gain or loss, when the ongoing lump sum payments from the plan exceed the sum of the plan’s service cost and interest cost. During Fiscal 2025, no settlement charge was recorded because the company did not exceed the settlement accounting threshold. During the fourth quarter of Fiscal 2024, the company determined it was probable a settlement would occur and paid lump sums that exceeded that threshold and, as a result, the company recorded a settlement charge of $0.2 million in the fourth quarter of Fiscal 2024. There was also no settlement charge during Fiscal 2023.

The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. As of December 31, 2025 and December 31, 2024, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.7 million for Fiscal 2026.

The net periodic pension cost (income) for the company’s pension plan includes the following components for Fiscal 2025, 2024, and 2023 (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Service cost	$608	$728	$682
Interest cost	1,083	1,088	1,207
Expected return on plan assets	(1,380)	(1,604)	(1,561)
Settlement loss	—	241	—
Amortization:
Prior service cost	27	57	57
Actuarial loss	—	42	173
Net periodic pension cost	338	552	558
Other changes in plan assets and benefit obligations recognized in OCI:
Current year actuarial loss (gain)	2,493	(588)	(920)
Settlement loss	—	(241)	—
Amortization of prior service cost	(27)	(57)	(57)
Amortization of actuarial loss	—	(42)	(173)
Total recognized in OCI	2,466	(928)	(1,150)
Total recognized in net periodic benefit and OCI	$2,804	$(376)	$(592)

Actual return on plan assets for Fiscal 2025, 2024, and 2023 was $1.1 million, $1.8 million, and $3.3 million, respectively.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plan are as follows (amounts in thousands):

	January 3, 2026	December 28, 2024
Change in benefit obligation:
Benefit obligation at beginning of year	$20,987	$22,910
Service cost	608	728
Interest cost	1,083	1,088
Actuarial (gain) loss	2,216	(428)
Benefits paid	(2,331)	(1,265)
Settlements	—	(2,046)
Benefit obligation at end of year	$22,563	$20,987
Change in plan assets:
Fair value of plan assets at beginning of year	$27,856	$29,404
Actual return on plan assets	1,103	1,763
Employer contribution	—	—
Benefits paid	(2,331)	(1,265)
Settlements	—	(2,046)
Fair value of plan assets at end of year	$26,628	$27,856
Funded status, end of year:
Fair value of plan assets	$26,628	$27,856
Benefit obligations	(22,563)	(20,987)
Funded status and amount recognized at end of year	$4,065	$6,869
Amounts recognized in the balance sheet:
Noncurrent asset	$4,065	$6,869
Current liability	—	—
Noncurrent liability	—	—
Amount recognized at end of year	$4,065	$6,869
Amounts recognized in AOCI:
Net actuarial loss before taxes	$4,961	$2,468
Prior service cost before taxes	0	27
Amount recognized at end of year	$4,961	$2,495

Accumulated benefit obligation at end of year	$21,452	$20,059

The actuarial gain/(loss) on defined benefit obligations of the employer due to experience, including any assumption changes, different from assumed, and the reasons for such (gain)/loss, can be found in the table below for Fiscal 2025, 2024 and 2023 (amounts in thousands).

	Amount of (Gain)/Loss on Defined Benefit Obligation	Reasons for (Gain)/Loss
Fiscal 2025	$2,348	Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 20 basis points).
Fiscal 2024	$(562)	Gain from increase in general level of interest rates used to measure defined benefit plan obligations (approximately 50 basis points).
Fiscal 2023	$953	Loss from decrease in general level of interest rates used to measure defined benefit plan obligations (approximately 33 basis points).

Assumptions used in accounting for the company’s pension plan at each of the respective fiscal years ending are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2025	12/31/2024	12/31/2023
Discount rate	5.67%	5.84%	5.35%
Rate of compensation increase	3.00%	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost/(income):
Measurement date	1/1/2025	1/1/2024	1/1/2023
Discount rate	5.84%	5.35%	5.67%
Expected return on plan assets	5.30%	5.90%	5.90%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Based on these factors the expected long-term rate of return assumption for Plan No. 2 was set at 5.3% for Fiscal 2026. This rate is net of administrative expenses paid from the trust, assumed to be 1.2% per annum. The average annual return on the plan assets over the last 15 years (while the assets were collectively managed) was approximately 6.5% (net of expenses).

Plan Assets

The investment committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The investment committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The investment committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the investment committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company's pension plan assets at December 31, 2025 and December 31, 2024, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2025
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$301	$—	$—	$301
Common stocks:
International common stocks	2,180	—	—	2,180
U.S. common stocks	3,963	—	—	3,963
Fixed income securities:
U.S. government bonds	—	—	—	—
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	—	20,184	—	20,184
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$6,444	$20,184	$—	$26,628

	Fair value of Pension Plan Assets as of December 31, 2024
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$214	$—	$—	$214
Common stocks:
International common stocks	2,022	—	—	2,022
U.S. common stocks	4,190	—	—	4,190
Fixed income securities:
U.S. government bonds	—	—	—	—
U.S. government agency bonds	—	—	—	—
U.S. corporate bonds	—	21,430	—	21,430
Pending transactions(*)	—	—	—	—
Accrued (expenses) income(*)	—	—	—	—
Total	$6,426	$21,430	$—	$27,856

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

The plan asset allocation as of the measurement dates December 31, 2025 and December 31, 2024, and target asset allocations for Fiscal 2026 are as follows for Plan No. 2:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2026	2025	2024
Equity securities	23%	23	22
Fixed income securities	75%	76	77
Short term investments and cash	2%	1	1
Total		100.0	100.0

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

All contributions are made in cash. During Fiscal 2025 and 2024, there were no required or discretionary contributions made to Plan 2. During Fiscal 2023, there were no required contributions, but the company did make a discretionary of $1.0 million to Plan 2. During Fiscal 2026, the company does not expect to make any cash contributions to Plan No. 2; however, the company may make a discretionary contribution if appropriate based on cash, tax or other considerations. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plan (including settlements) during Fiscal 2025, 2024, and 2023 and expected to be paid from Fiscal 2026 through Fiscal 2035. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets (amounts in thousands):

Year	Pension Benefits
2023	$3,015	*
2024	$1,265	^
2025	$2,331	+
Estimated Future Payments:
2026	$4,014
2027	$1,958
2028	$1,737
2029	$1,659
2030	$1,624
2031-2035	$7,019

* Includes $1.7 million from Plan No. 2 paid as lump sums.

^ Includes $2.0 million from Plan No. 2 paid as lump sums.

+ Includes $1.1 million from Plan No. 2 paid as lump sums.

Postretirement Benefit Plans

The company sponsors postretirement benefit plans that provide health care and life insurance benefits to retirees who meet certain eligibility requirements. Generally, this includes employees who have reached age 55 with 65 points (age plus service) and participate in a Flowers retirement plan. Retiree medical coverage is provided for a period of three to five years, depending on the participant’s age and service at retirement. Participant premiums are determined using COBRA premium levels. Retiree life insurance benefits are offered to a closed group of retirees. The company also sponsors a medical, dental, and life insurance benefits plan to a limited and closed group of participants.

The company delivers retiree medical and dental benefits for Medicare eligible retirees through a health-care reimbursement account. The company no longer sponsors a medical plan for Medicare eligible retirees and does not file for a Medicare Part D subsidy.

The unfunded status of the plans was $7.8 million and $4.6 million at January 3, 2026 and December 28, 2024, respectively.

Multiemployer Plans

The company contributes to a MEPP under the terms of a collective-bargaining agreement that cover various union-represented employees. The risks of participating in this MEPP are different from single-employer plans. Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in the MEPP, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension fund was in excess of 5% or more of the total contributions for plan years 2025, 2024, and 2023. There are no contractually required minimum contributions to the plans as of January 3, 2026.

Subsequent to Fiscal 2022, the Western Conference of Teamsters (EIN: 91-6145047) is the company's only remaining MEPP. This is a level green zone status plan. The current collective bargaining agreement expires on February 7, 2027. The company's contributions to the MEPPs were $0.3 million for Fiscal 2025, Fiscal 2024, and Fiscal 2023.

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

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During Fiscal 2025, 2024, and 2023, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2025	$35,490
Fiscal 2024	$33,312
Fiscal 2023	$31,378

Note 22. Income Taxes

The company’s provision for income tax expense (benefit) consists of the following for Fiscal 2025, 2024, and 2023 (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current Taxes:
Federal	$9,143	$41,406	$63,351
State	7,941	8,466	13,680
	17,084	49,872	77,031
Deferred Taxes:
Federal	16,057	24,029	(36,474)
State	(1,898)	6,925	(6,866)
	14,159	30,954	(43,340)
Income tax expense	$31,243	$80,826	$33,691

Income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 21% because of the effect of the following items for Fiscal 2025, 2024 and 2023 (amounts in thousands, expect percentages):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Dollars	%	Dollars	%	Dollars	%
Tax at U.S. federal income tax rate	$24,164	21.0	$69,078	21.0	$32,992	21.0
State income taxes, net of federal income tax benefit (a), (b), (c)	4,774	4.2	12,158	3.7	5,383	3.4
Tax credits:
Research and development tax credit	(2,200)	(1.9)	(2,200)	(0.7)	(2,200)	(1.4)
Other federal tax credits	(671)	(0.6)	(492)	(0.1)	(455)	(0.3)
	(2,871)	(2.5)	(2,692)	(0.8)	(2,655)	(1.7)
Nontaxable or nondeductible items:
Excess executive compensation	1,514	1.3	3,175	1.0	1,950	1.2
Net share-based payments shortfalls (windfalls)	2,617	2.3	97	0.0	(1,960)	(1.2)
Acquisition costs	2,002	1.7	—	—	—	—
Other	(957)	(0.8)	(990)	(0.3)	(2,019)	(1.3)
	5,176	4.5	2,282	0.7	(2,029)	(1.3)
Income tax expense	$31,243	27.2	$80,826	24.6	$33,691	21.4

(a)
During Fiscal 2025 state taxes in California, Georgia, Texas, and Utah made up the majority (greater than 50 percent) of the tax effect in this category.
(b)
During Fiscal 2024 state taxes in California, Florida, Georgia, Pennsylvania, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
(c)
During Fiscal 2023 state taxes in California, Pennsylvania, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

In Fiscal 2025, 2024 and 2023, the most significant difference in the effective rate and the statutory rate was state income taxes.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	January 3, 2026	December 28, 2024
Self-insurance	$8,317	$7,593
Compensation and employee benefits	11,167	10,844
Deferred income	1,689	1,976
Loss and credit carryforwards	18,414	13,065
Equity-based compensation	7,976	7,554
Legal accrual	82	5,855
Pension and postretirement benefits	1,342	—
Financing and operating lease right-of-use liabilities	81,096	79,868
Capitalized software and research and development costs	14,270	32,484
Other	13,482	12,579
Valuation allowance	(4,071)	(3,387)
Deferred tax assets	153,764	168,431
Depreciation	(75,452)	(72,503)
Intangibles	(237,086)	(132,506)
Financing and operating lease right-of-use assets	(80,027)	(78,723)
Hedging	(1,290)	(2,371)
Pension and postretirement benefits	—	(137)
Other	(6,868)	(6,424)
Deferred tax liabilities	(400,723)	(292,664)
Net deferred tax liability	$(246,959)	$(124,233)

In Fiscal 2023, the company recorded a deferred tax asset, in the amount of $33.4 million, related to an accrued legal settlement related to the repurchase of distribution rights. During Fiscal 2025 and 2024 a significant portion of this deferred tax asset has reversed, and the remaining balance is expected to reverse during 2026. See Note 23, Commitments and Contingencies, for details of this settlement.

During Fiscal 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). The Act includes a wide range of tax provisions that impact the company’s financial results in 2025 and future periods. Significant impacts stemming from the Act include 2025 and future expensing of U.S. based research and development expenditures under Internal Revenue Code Section 174, coupled with the option to deduct previously capitalized research and development expenditures. The company has accounted for this change in legislation by electing to deduct the previously capitalized U.S. based research and development expenditures over Fiscal 2025 and 2026, resulting in an approximate $23.0 million deferred tax asset reversal each year. The Act also reestablished elective 100% initial-year bonus depreciation.

The company has a deferred tax asset of $3.6 million related to a federal net operating loss carryforward which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a deferred tax asset of $8.1 million related to state net operating loss carryforwards with expiration dates from Fiscal 2026 through Fiscal 2045, and $6.7 million for credit carryforwards with expiration dates from Fiscal 2028 through Fiscal 2035. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance of $4.1 million has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary. See Note 2, Summary of Significant Accounting Policies, for the deferred tax asset valuation allowance analysis.

During Fiscal 2025, income taxes paid, net of refunds, totaled $29.0 million. The income taxes paid to a jurisdiction that represent greater than 5% of the total income taxes paid are as follows (amounts in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Income taxes paid:
Federal	$19,976	$37,000	$79,118
California	1,971	—	—
Texas	1,557	—	—
Other (individually below 5% of total income taxes paid)	5,539	9,379	20,000
Income taxes paid, net of refunds	$29,043	$46,379	$99,118

The company did not have any unrecognized tax benefits for fiscal years 2025, 2024, and 2023. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had no accrued interest balance at January 3, 2026 and December 28, 2024.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2022, and with limited exceptions, for years prior to 2021 in state jurisdictions.

Note 23. Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $37.2 million and $34.4 million related to self-insurance reserves at January 3, 2026 and December 28, 2024, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.

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

At this time, the company is defending ten complaints filed by IDPs alleging that they were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining four cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in two of the pending cases, which are discussed below.

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

The company has settled, and the appropriate court has approved, the following collective and/or class action lawsuits filed by distributors alleging that such distributors were misclassified as independent contractors. In each of these settlements, in addition to the monetary terms noted below, the settlements also included certain non-economic terms intended to strengthen and enhance the independent contractor model. The list below details settled collective and/or class action lawsuits that impacted the company's presented financial statements since Fiscal 2023:

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

Note 24. Subsequent Events

The company has evaluated subsequent events since January 3, 2026, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Dividend. On February 20, 2026, the Board of Directors declared a dividend of $0.2475 per share on the company’s common stock to be paid on March 20, 2026 to shareholders of record on March 6, 2026.