Form 10-Q
period 2026-04-25
FLOWERS FOODS INC
filed 2026-05-21
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2026

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

As of May 15, 2026, the registrant had 211,993,230 shares of common stock, $0.01 par value per share, outstanding.

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

The foregoing list of important factors does not include all such factors, nor does it necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended January 3, 2026 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 25, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$11,519	$12,100
Accounts and notes receivable, net of allowances of $19,833 and $18,131, respectively	375,226	352,524
Inventories, net:
Raw materials	73,370	75,240
Packaging materials	28,515	28,455
Finished goods	97,642	97,962
Inventories, net	199,527	201,657
Spare parts and supplies	101,492	97,561
Other	73,775	65,252
Total current assets	761,539	729,094
Property, plant and equipment:
Property, plant and equipment	2,643,203	2,624,997
Less: accumulated depreciation	(1,711,429)	(1,672,272)
Property, plant and equipment, net	931,774	952,725
Financing lease right-of-use assets	—	295
Operating lease right-of-use assets	316,968	320,821
Notes receivable from independent distributor partners	108,228	108,482
Assets held for sale	27,123	26,690
Other assets	14,293	13,317
Goodwill	1,047,119	1,047,775
Customer relationships, net	285,000	292,878
Trademarks - finite-lived, net	206,003	209,147
Trademarks - indefinite-lived	482,500	482,500
Other intangible assets, net	83	137
Total assets	$4,180,630	$4,183,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$399,753	$399,575
Current maturities of financing leases	—	116
Current maturities of operating leases	66,826	73,662
Accounts payable	329,995	312,675
Other accrued liabilities	191,632	190,129
Total current liabilities	988,206	976,157

Noncurrent long-term debt	1,324,019	1,355,557
Noncurrent financing lease obligations	—	115
Noncurrent operating lease obligations	252,076	251,182
Total long-term debt and right-of-use lease liabilities	1,576,095	1,606,854
Other liabilities:
Postretirement/post-employment obligations	8,719	8,603
Deferred taxes	266,715	246,959
Other long-term liabilities	38,449	41,801
Total other long-term liabilities	313,883	297,363
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,740,353 shares and 17,551,360 shares, respectively	(262,815)	(277,804)
Capital in excess of par value	723,618	730,145
Retained earnings	839,699	852,074
Accumulated other comprehensive income	1,745	(1,127)
Total stockholders’ equity	1,302,446	1,303,487
Total liabilities and stockholders’ equity	$4,180,630	$4,183,861

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net sales	$1,571,577	$1,554,230
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	795,389	778,346
Selling, distribution and administrative expenses	642,934	633,513
Depreciation and amortization	51,790	49,268
Plant closure costs and impairment of assets	—	7,397
Restructuring charges	1,652	573
Income from operations	79,812	85,133
Interest expense	24,660	19,674
Interest income	(5,026)	(5,626)
Other components of net periodic pension and postretirement benefit plans cost (credit)	118	(117)
Income before income taxes	60,060	71,202
Income tax expense	18,005	18,204
Net income	$42,055	$52,998
Net income per common share:
Basic:
Net income per common share	$0.20	$0.25
Weighted average shares outstanding	211,870	211,194
Diluted:
Net income per common share	$0.20	$0.25
Weighted average shares outstanding	212,577	212,138
Cash dividends paid per common share	$0.2475	$0.2400

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net income	$42,055	$52,998
Other comprehensive income, net of tax:
Pension and postretirement plans, net of tax	41	(91)
Derivative instruments, net of tax	2,831	(1,575)
Other comprehensive income, net of tax	2,872	(1,666)
Comprehensive income	$44,927	$51,332

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Sixteen Weeks Ended April 25, 2026
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at January 3, 2026	228,729,585	$199	$730,145	$852,074	$(1,127)	(17,551,360)	$(277,804)	$1,303,487
Net income				42,055				42,055
Derivative instruments, net of tax					2,831			2,831
Pension and postretirement plans, net of tax					41			41
Amortization of stock-based compensation awards			12,249					12,249
Time-based restricted stock units issued			(8,888)			561,474	8,888	—
Performance-contingent restricted stock awards issued			(7,527)			477,648	7,527	—
Issuance of deferred stock awards			(2,361)			150,283	2,361	—
Share repurchases						(378,398)	(3,787)	(3,787)
Dividends paid on vested stock-based payment awards				(2,229)				(2,229)
Dividends paid — $0.2475 per common share				(52,201)				(52,201)
Balances at April 25, 2026	228,729,585	$199	$723,618	$839,699	$1,745	(16,740,353)	$(262,815)	$1,302,446

	For the Sixteen Weeks Ended April 19, 2025
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at December 28, 2024	228,729,585	$199	$711,539	$977,555	$6,830	(18,132,027)	$(286,009)	$1,410,114
Net income				52,998				52,998
Derivative instruments, net of tax					(1,575)			(1,575)
Pension and postretirement plans, net of tax					(91)			(91)
Amortization of stock-based compensation awards			12,001					12,001
Issuance of deferred compensation			(13)			840	13	—
Time-based restricted stock units issued			(6,243)			395,738	6,243	—
Performance-contingent restricted stock awards issued			(6,440)			407,340	6,440	—
Issuance of deferred stock awards			(248)			15,714	248	—
Share repurchases						(286,980)	(5,499)	(5,499)
Dividends paid on vested stock-based payment awards				(1,652)				(1,652)
Dividends paid — $.2400 per common share				(50,671)				(50,671)
Balances at April 19, 2025	228,729,585	$199	$710,596	$978,230	$5,164	(17,599,375)	$(278,564)	$1,415,625

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$42,055	$52,998
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,249	12,001
Loss (gain) reclassified from accumulated other comprehensive income to net income	434	(426)
Depreciation and amortization	51,790	49,268
Deferred income taxes	16,945	5,806
Impairment of assets	—	5,495
Provision for inventory obsolescence	1,722	2,501
Allowances for accounts receivable	1,878	1,932
Pension and postretirement plans cost	426	127
Other	1,044	431
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(25,787)	(7,999)
Inventories	407	(18,185)
Hedging activities	4,056	6,508
Accounts payable	17,909	55,223
Other assets and accrued liabilities	(17,271)	(30,046)
NET CASH PROVIDED BY OPERATING ACTIVITIES	107,857	135,634
CASH FLOWS (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,623)	(25,556)
Repurchase of independent distribution rights, net of principle payments from notes receivable	608	(18,854)
Acquisition of business, net of cash acquired	—	(791,880)
Other investing activities	382	276
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(19,633)	(836,014)
CASH FLOWS (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(54,430)	(52,323)
Stock repurchases	(3,787)	(5,499)
Change in bank overdrafts	3,194	(5,967)
Proceeds from debt borrowings	50,900	843,780
Debt obligation payments	(82,900)	(67,200)
Payments on financing leases	(15)	(20)
Payments for financing fees	(1,767)	(10,056)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(88,805)	702,715
Net (decrease) increase in cash and cash equivalents	(581)	2,335
Cash and cash equivalents at beginning of period	12,100	5,005
Cash and cash equivalents at end of period	$11,519	$7,340

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 25, 2026 and April 19, 2025 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 3, 2026 has been derived from the audited financial statements at that date but does not contain all of the footnote disclosures required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.

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

Fiscal 2026 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2026 (sixteen weeks), second quarter ending July 18, 2026 (twelve weeks), third quarter ending October 10, 2026 (twelve weeks) and fourth quarter ending January 2, 2027 (twelve weeks). The last 53-week year was our Fiscal 2025.

REPORTING SEGMENT — The company has identified two operating segments based on how business activities are managed and evaluated, legacy Flowers Foods and Simple Mills. Simple Mills qualifies as an operating segment as it meets the criteria for being a business and has discrete financial information available that is regularly reviewed by the chief executive officer (the "CEO"), who is the chief operating decision maker (the "CODM"), to assess the performance and allocate resources. As Simple Mills shares similar economic characteristics with legacy Flowers Foods, we aggregate Simple Mills and legacy Flowers Foods as one operating segment for the purpose of determining our one reportable segment.

BUSINESS PROCESS IMPROVEMENT COSTS — In the second half of Fiscal 2020, we launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $1.2 million and $0.9 million for the sixteen weeks ended April 25, 2026 and April 19, 2025, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

On July 30, 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The FASB issued the ASU to amend ASC 236-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Board developed the guidance to address concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. The company adopted the ASU as of January 4, 2026, the beginning of our Fiscal 2026. The company has not elected to use the practical expedient. The adoption of this ASU did not impact our financial statements.

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

On November 25, 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (TOPIC 815): Hedge Accounting Improvements". In 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. After the issuance of Update 2017-12, stakeholders asked the Board to clarify certain aspects of the amendments of that Update. In 2019, the Board issued a proposed Accounting Standards Update, Derivatives and Hedging (Topic 815): Codification Improvements to Hedge Accounting, to clarify certain areas of the guidance to better align with the objective articulated in Update 2017-12. Stakeholders indicated that the amendments in the 2019 proposed Update would not sufficiently resolve certain issues. In addition, in response to the 2021 Invitation to Comment, Agenda Consultation, stakeholders identified several areas of the hedge accounting guidance requiring further updates to address the effects of reference rate reform on hedge accounting. The company is determining the impact on our business.

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

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption

3. RESTRUCTURING ACTIVITIES

During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF"). In the fourth quarter of Fiscal 2025, we expanded the scope to include a comprehensive review of our brands, operations, and financial strategy. Although this review is ongoing, it resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. In the first quarter of Fiscal 2026, we incurred additional RIF-related costs. The company also incurred consulting costs associated with these restructuring activities during the sixteen weeks ended April 25, 2026 and April 19, 2025, respectively, and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. This review is ongoing and we anticipate additional restructuring charges and related implementation costs in subsequent quarters; however, we are unable to estimate the timing or cost at this time.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Sixteen Weeks Ended	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Restructuring charges:
RIF (1)	$1,652	$573
Restructuring-related implementation costs (2)	8,227	4,288
Total restructuring charges and related implementation costs	$9,879	$4,861

(1)
Presented in the restructuring charges line item of our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

RIF
Liability balance at January 3, 2026	$750
Charges	1,652
Cash payments	(839)
Liability balance at April 25, 2026	$1,563

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

Detailed below are expense items impacting comparability in the adjusted reports used by the CODM (amounts in thousands):

	For the Sixteen Weeks Ended		Footnote
	April 25, 2026	April 19, 2025	Disclosure
Business process improvement costs	$1,241	$891	Note 1
Restructuring charges	1,652	573	Note 3
Restructuring-related implementation costs	8,227	4,288	Note 3
Plant closure costs and impairment of assets	—	7,397	Note 1
Acquisition and integration-related costs	1,897	13,764	Note 5
Legal settlements and related costs	14,400	697	Note 16
	$27,417	$27,610

Our single reportable segment net sales, net income, and significant expenses are as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net sales	$1,571,577	$1,554,230
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	359,099	382,628
Workforce-related costs	231,691	227,912
Packaging	56,882	58,695
Other(1)	147,717	109,111
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	795,389	778,346
Selling, distribution, and administrative expenses
Workforce-related costs	211,708	202,658
Distributor distribution fees	180,664	192,927
Other(2)	250,562	237,928
Total selling, distribution, and administrative expenses	642,934	633,513
Depreciation	40,690	38,666
Amortization	11,076	10,581
Right-of-use financing lease amortization	24	21
Plant closure costs and impairment of assets	—	7,397
Restructuring charges	1,652	573
Interest expense	24,660	19,674
Interest income	(5,026)	(5,626)
Other components of net periodic pension and postretirement benefits credit	118	(117)
Income before income taxes	60,060	71,202
Income tax expense	18,005	18,204
Net income	$42,055	$52,998

(1)
The Other line item includes outside purchases of product, utilities, repairs and maintenance, rent, and other production costs.
(2)
The Other line item includes transportation, marketing, legal, consulting, rent, computer maintenance, and other overhead expenses.

5. ACQUISITION

On February 21, 2025, we completed the acquisition of 100% of the equity interests of Purposeful Foods Holdings, Inc., the parent company of Simple Mills, Inc., for total consideration of $846.2 million, which includes $15.5 million payable to the sellers upon realization of certain tax benefits acquired as part of the transaction. Simple Mills, a market-leading natural brand offering premium better-for-you crackers, cookies, snack bars, and baking mixes, expands the company's presence in the better-for-you snacking category. The acquisition has been accounted for as a business combination. The total goodwill recorded for the acquisition was $367.2 million and is not deductible for tax purposes.

The following table summarizes the fair value of purchase consideration paid for Simple Mills and the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair value. When relevant information was obtained, resulting changes to our provisional purchase price allocation were adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of those dates. We recognized a $19.0 million goodwill measurement period adjustment related to the valuation of trademarks and customer relationships, deferred taxes and assumed liabilities during the second quarter of Fiscal 2025. Additionally, the company recorded an immaterial purchase price adjustment during the third quarter of Fiscal 2025. During the first quarter of Fiscal 2026, the company recorded a $0.7 million goodwill measurement period adjustment related to deferred taxes for the final income tax returns and finalized the purchase accounting. These measurement period adjustments are reflected in the 'measurement period adjustments' column below. The impact to the amortization expense on the Condensed Consolidated Statements of Income is immaterial for the sixteen weeks ended April 19, 2025 (amounts in thousands):

	Initial Preliminary Allocation	Measurement Period Adjustments	Updated Allocation
Fair value of consideration transferred:
Cash consideration paid at closing	$830,713	$—	$830,713
Payable to seller	17,824	(2,299)	15,525
Total consideration	$848,537	$(2,299)	$846,238

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$38,833	$—	$38,833
Accounts receivable, net of allowances	18,065	—	18,065
Inventories	19,612	(101)	19,511
Property, plant, and equipment	1,729	13	1,742
Operating lease right-of-use assets	1,668	—	1,668
Customer relationships	173,100	4,700	177,800
Trademarks - indefinite-lived	334,300	21,100	355,400
Other financial assets	1,936	—	1,936
Total identifiable assets acquired	$589,243	$25,712	$614,955
Current maturities of operating leases	1,172	—	1,172
Accounts payable	14,702	(237)	14,465
Other financial liabilities	7,621	281	7,902
Deferred income taxes, net	104,098	8,303	112,401
Total liabilities assumed	$127,593	$8,347	$135,940
Total identifiable net assets acquired	$461,650	$17,365	$479,015
Goodwill	$386,887	$(19,664)	$367,223

Property, plant and equipment in the table above includes machinery and equipment and leasehold improvements.

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Amortization years	Amortization Method
Customer relationships	$177,800	17	Straight-line
Trademarks	355,400	Indefinite	N/A
Total intangible assets	$533,200

Acquisitions Pro Forma

Simple Mills contributed net sales of $24.3 million and net loss of $4.2 million, which includes interest and amortization expense, net of tax impact, for the sixteen weeks ended April 19, 2025. The following table provides the supplemental pro forma net sales and net income of the combined entity had the acquisition date of Simple Mills been December 31, 2023, the first day of Fiscal 2024 (amounts in thousands):

For the Sixteen Weeks Ended
April 19, 2025
Net sales	$1,590,117
Net income attributable to Flowers Foods	$58,711

We incurred acquisition costs (including integration costs) of $1.9 million and $13.8 million during the sixteen weeks ended April 25, 2026 and April 19, 2025, respectively, related to the acquisition. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The costs for the prior year period are reflected in the pro forma net income in the table above. The pro forma financial information also includes the following adjustments (net of tax based on statutory rates) related to the acquisition: amortization of the intangible assets and interest expense for the additional indebtedness incurred to finance the acquisition that would not have been incurred without the transaction. These adjustments increased the pro forma net income attributable to Flowers Foods by $4.4 million for the sixteen weeks ended April 19, 2025.

6. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, and transportation equipment. See below for the quantitative disclosures for our leases:

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Lease modifications and renewals	$5,062	$6,980
Lease terminations	$393	$55

The lease modifications and renewals for the sixteen weeks ended April 25, 2026 and April 19, 2025 include renewals of multiple warehouses.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the sixteen weeks ended April 25, 2026 and April 19, 2025 were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Lease cost:
Amortization of right-of-use assets	$24	$21
Interest on lease liabilities	3	2
Operating lease cost	28,522	27,806
Short-term lease cost	5,145	3,669
Variable lease cost	9,209	11,972
Total lease cost	$42,903	$43,470

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 25, 2026 and April 19, 2025, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 25, 2026	April 19, 2025	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$281	$226	Interest expense
Commodity contracts	(434)	426	Cost of sales, Note 3
Total before tax	(153)	652	Total before tax
Tax benefit (expense)	38	(163)	Income tax expense
Total net of tax	(115)	489	Net of tax
Pension and postretirement plans:
Prior-service credits	(106)	64	Note 1
Actuarial gain	51	58	Note 1
Total before tax	(55)	122	Total before tax
Tax expense	14	(31)	Income tax expense
Total net of tax	(41)	91	Net of tax
Total reclassifications	$(156)	$580	Net of tax

Note 1: These items are included in the computation of net periodic pension cost and are reported in the other components of net periodic pension and postretirement benefit plans cost (credit) line item on the Condensed Consolidated Statements of Income. See Note 19, Postretirement Plans, for additional information.

Note 2: Amounts in parentheses indicate debits to determine net income.

Note 3: Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 25, 2026, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 3, 2026	$3,868	$(4,995)	$(1,127)
Other comprehensive income before reclassifications	2,716	—	2,716
Reclassified to earnings from AOCI	115	41	156
AOCI at April 25, 2026	$6,699	$(4,954)	$1,745

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

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Gross gain (loss) reclassified from AOCI into net income	$(434)	$426
Tax benefit	108	(106)
Net of tax	$(326)	$320

8. INTANGIBLE ASSETS

Aggregate amortization expense of intangible assets for the sixteen weeks ended April 25, 2026 and April 19, 2025 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 25, 2026	$11,076
For the sixteen weeks ended April 19, 2025	$10,581

Estimated amortization of intangible assets for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2026	$23,614
2027	$33,052
2028	$31,423
2029	$29,222
2030	$28,125

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The company financed approximately 2,500 IDPs’ distribution rights as of April 25, 2026 and January 3, 2026, all with varied financial histories and credit risks. Interest income recognized by the company mostly relates to these notes receivable.

At April 25, 2026 and January 3, 2026, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	April 25, 2026	January 3, 2026
Distributor notes receivable	$129,263	$130,723
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(21,035)	(22,241)
Long-term portion of distributor notes receivable	$108,228	$108,482

The fair value of the company’s variable rate debt at April 25, 2026 approximates the recorded value. The fair value of the company's senior notes, as discussed in Note 14, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the senior notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
3.500% senior notes due 2026 ("2026 notes")	$399,753	$398,392	2
2.400% senior notes due 2031 ("2031 notes")	$496,421	$432,113	2
5.750% senior notes due 2035 ("2035 notes")	$494,952	$486,994	2
6.200% senior notes due 2055 ("2055 notes")	$294,646	$251,296	2

For fair value disclosure information about our derivative assets and liabilities and an explanation of the level classifications are in Note 10, Derivative Financial Instruments.

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

Commodity Risk

The company enters into commodity derivatives designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, and diesel fuel are also important commodity inputs. All of the company’s commodity derivatives are Level 1 assets and liabilities as of April 25, 2026 and January 3, 2026.

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2027. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at April 25, 2026 and January 3, 2026, respectively, qualified for hedge accounting.

Interest Rate Risk

The company's hedge portfolio did not contain any interest derivatives as of April 25, 2026 and January 3, 2026.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 25, 2026		January 3, 2026		April 25, 2026		January 3, 2026
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$4,173	Other current assets	$46	Other accrued liabilities	$587	Other accrued liabilities	$546
Commodity contracts	Other assets	37	Other assets	—	Other long-term liabilities	—	Other long-term liabilities	—
Total		$4,210		$46		$587		$546

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 25, 2026	April 19, 2025	into Income (Effective Portion)(2)	April 25, 2026	April 19, 2025
Interest rate contracts	$—	$3,160	Interest expense	$211	$169
Commodity contracts	2,716	(4,246)	Production costs(3)	(326)	320
Total	$2,716	$(1,086)		$(115)	$489

1.
Amounts in parentheses, if any, indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 25, 2026 and April 19, 2025, related to the company’s commodity risk hedges.

At April 25, 2026, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$(263)	$4,246	$3,983
Expiring in 2026	2,688	—	2,688
Expiring in 2027	28	—	28
Total	$2,453	$4,246	$6,699

Derivative Transactions Notional Amounts

As of April 25, 2026, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$7,687
Soybean oil contracts	7,941
Natural gas contracts	1,419
Corn contracts	1,544
Total	$18,591

The company’s derivative instruments contain no credit-risk related contingent features at April 25, 2026. As of April 25, 2026 and January 3, 2026, the company had $3.1 million and $4.3 million, respectively, in other current assets representing collateral for hedged positions. As of April 25, 2026 and January 3, 2026, the company had $5.5 million and $2.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

11. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	April 25, 2026	January 3, 2026
Prepaid assets	$6,209	$4,408
Service contracts	19,893	20,993
Prepaid insurance	3,974	7,868
Prepaid marketing and promotions	7,420	1,669
Fair value of derivative instruments	4,173	46
Collateral to counterparties for derivative positions	3,080	4,257
Income taxes receivable	25,934	25,749
Other	3,092	262
Total	$73,775	$65,252

Other non-current assets consist of (amounts in thousands):

	April 25, 2026	January 3, 2026
Unamortized financing fees	$3,272	$1,900
Investments	2,132	2,223
Investment in unconsolidated affiliate	1,481	1,481
Fair value of derivative instruments	37	—
Deposits	3,400	3,328
Noncurrent postretirement benefit plan asset	3,933	4,065
Other	38	320
Total	$14,293	$13,317

12. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	April 25, 2026	January 3, 2026
Employee compensation	$35,796	$34,467
Employee vacation	21,403	19,431
Restructuring-related accruals	1,563	750
Employee bonus	14,897	28,965
Fair value of derivative instruments	587	546
Self-insurance reserves	41,160	37,166
Bank overdraft	6,829	3,635
Accrued interest	7,944	21,868
Accrued utilities	6,674	6,559
Accrued taxes	8,689	6,787
Accrued advertising	4,184	5,435
Accrued legal settlements	11,000	—
Accrued legal costs	2,886	1,762
Accrued short-term deferred income	2,295	2,295
Collateral due to counterparties for derivative positions	5,516	2,136
Short-term portion of acquisition consideration payable to seller	12,654	12,654
Other	7,555	5,673
Total	$191,632	$190,129

Other long-term liabilities consist of (amounts in thousands):

	April 25, 2026	January 3, 2026
Deferred income	$4,011	$4,277
Deferred compensation	28,225	29,805
Acquisition consideration payable to seller	2,871	5,218
Other	3,342	2,501
Total	$38,449	$41,801

13. ASSETS HELD FOR SALE

The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 25, 2026 and January 3, 2026, respectively (amounts in thousands):

	April 25, 2026	January 3, 2026
Distribution rights	$23,691	$23,205
Property, plant and equipment	3,432	3,485
Total assets held for sale	$27,123	$26,690

14. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 6, Leases) consisted of the following at April 25, 2026 and January 3, 2026, respectively (amounts in thousands):

	April 25, 2026	January 3, 2026
Unsecured credit facility	—	5,000
2026 notes	399,753	399,575
2031 notes	496,421	496,193
2035 notes	494,952	494,776
2055 notes	294,646	294,588
Accounts receivable repurchase facility	38,000	65,000
	1,723,772	1,755,132
Less current maturities of long-term debt	(399,753)	(399,575)
Total long-term debt	$1,324,019	$1,355,557

As of April 25, 2026, the 2026 notes are classified within the current maturities of long-term debt as they mature in less than one year.

The company had standby letters of credit (“LOCs”) outstanding of $8.2 million and $8.4 million at April 25, 2026 and January 3, 2026, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

Accounts Receivable Repurchase Facility, Credit Facility, and Term Loan Facility

Accounts Receivable Repurchase Facility. On April 14, 2023, the company entered into a $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, the company has the ability to request up to $50.0 million in additional commitment, for a total of up to $250.0 million, subject to approval of the funding parties and to the satisfaction of certain customary conditions of the facility. On April 14, 2026, the company entered into Amendment No. 3 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined below) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 25, 2026 and January 3, 2026, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the sixteen weeks ended April 25, 2026

Amount (thousands)
Balance at January 3, 2026	$65,000
Borrowings	45,000
Payments	(72,000)
Balance at April 25, 2026	$38,000

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of April 25, 2026:

Amount (thousands)
Gross amount available	$200,000
Outstanding	(38,000)
Available for withdrawal	$162,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the sixteen weeks ended April 25, 2026:

Amount (thousands)
High balance	$85,000
Low balance	$38,000

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the sixteen weeks ended April 25, 2026 related to the third amendment. The balance of unamortized financing costs was $0.4 million and $0.3 million on April 25, 2026 and January 3, 2026, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Credit Facility. On February 5, 2025, the company entered into a credit agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “credit agreement” and the revolving credit facility thereunder, the “credit facility”). Under the credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of February 5, 2030; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.75% and (2) SOFR loans with a range of 0.815% to 1.75%, in each case, based on (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.25%, due quarterly on all commitments under the credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permits the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio of at least 3.75 to 1.00 for at least two fiscal quarters. As discussed in more detail below, the company is in one such covenant holiday.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio.

On April 6, 2026, the company entered into the First Amendment to the credit agreement (the “revolver amendment”) in order to, among other things, (i) extend the covenant holiday currently in effect to the period from the closing date of the revolver amendment through and including the company’s fiscal quarter ending October 9, 2027, (ii) add an additional tier to the pricing grid thereof for the case in which the company’s debt ratings fall to Ba2 or below from Moody’s and BB or below from S&P, consistent with the term loan credit agreement (as defined below), and (iii) made certain other changes to align with the term loan credit agreement.

The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet its presently foreseeable financial requirements. As of April 25, 2026 and January 3, 2026, the company was in compliance with all restrictive covenants under the new credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.3 million during the first quarter of Fiscal 2026 related to the first amendment. The balance of unamortized financing costs was $1.8 million and $1.6 million on April 25, 2026 and January 3, 2026, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial

Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 25, 2026.

Amount (thousands)
Balance at January, 3, 2026	$5,000
Borrowings	5,900
Payments	(10,900)
Balance at April 25, 2026	$—

The table below presents the net amount available under the credit facility as of April 25, 2026:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,200)
Available for withdrawal	$491,800

The table below presents the highest and lowest outstanding balance under the credit facility, during the sixteen weeks ended April 25, 2026:

Amount (thousands)
High balance	$5,000
Low balance	$—

Term Loan Facility. On April 6, 2026, the company entered into a $400.0 million senior unsecured delayed draw term loan credit facility (the “term loan facility”) pursuant to a Term Loan Credit Agreement (the “term loan credit agreement”), dated as of April 6, 2026, with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The term loan credit agreement requires that the company use the net proceeds of the term loan facility to, together with cash on hand, finance the repayment in full of the 2026 Notes and to pay the fees, costs and expenses incurred in connection therewith and with the execution of the term loan facility and the revolver amendment.

The term loan facility may be made available in a single drawing during the period from the closing date of the term loan facility through and including October 1, 2026, or the earlier termination of the commitments. The term loan facility has an initial maturity date occurring on the third anniversary of the funding date thereof.

Borrowings under the term loan facility bear interest, at the option of the company, based on SOFR or the “base rate”, in each case, plus an applicable margin determined by reference to a pricing grid based on the company’s leverage ratio and debt rating, with a range of 0.875% to 2.000% in the case of SOFR-based loans and range from 0.00% to 1.000% in the case of base rate loans. In addition, the term loan facility bears an additional ticking fee on the full amount of the unused commitments, also determined by reference to the pricing grid, and ranging from 0.060% to 0.250%, based upon the company’s then applicable leverage ratio and debt rating.

The term loan credit agreement contains representations, covenants and events of default that are customary for financing transactions of this nature, which are substantially the same as the credit agreement (including, without limitation, with respect to financial covenants).

The company incurred financing costs at inception of the term loan of $1.0 million and will be amortized over the life of the borrowing once the drawing occurs. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheet. At April 25, 2026, $400.0 million was available for withdrawal.

Aggregate maturities of debt outstanding as of April 25, 2026 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2026	$400,000
2027	—
2028	—
2029	38,000
2030	—
2031 and thereafter	1,300,000
Total	$1,738,000

15. VARIABLE INTEREST ENTITIES

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as variable interest entities ("VIEs"). The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

As of April 25, 2026 and January 3, 2026, there was $121.8 million and $122.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

For any potential refunds that may be due to the company as a result of the February 20, 2026 ruling from the U.S. Supreme Court regarding tariffs on certain imported goods that were imposed in Fiscal 2025 and Fiscal 2026 under the International Emergency Economic Powers Act (“IEEPA”), the company’s current accounting policy is to account for any such tariff refunds by applying the gain contingency accounting model. Accordingly, the company will recognize any IEEPA tariff refunds when all contingencies have been resolved and the gain is realized or realizable.

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

On November 25, 2024, the court denied defendants' motion to decertify the FLSA collective action. On April 29, 2026, the company reached an agreement in principle to settle this matter for a payment of $11.0 million, inclusive of attorneys’ fees and costs and service awards. This is a claims made settlement, with any unclaimed settlement amounts reverting to the company. The parties are currently working to obtain final court approval of the settlement. The settlement was recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during the first quarter of Fiscal 2026.

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

17. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 25, 2026 and April 19, 2025 (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net income	$42,055	$52,998
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,870	211,194
Basic earnings per common share	$0.20	$0.25
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	211,870	211,194
Add: Shares of common stock assumed issued upon vesting of restricted stock	707	944
Diluted weighted average shares outstanding for common stock	212,577	212,138
Diluted earnings per common share	$0.20	$0.25

There were 4,345,783 and 2,010,338 anti-dilutive shares during the sixteen weeks ended April 25, 2026 and April 19, 2025, respectively.

18. STOCK-BASED COMPENSATION

The following is a summary of the activity under the company's 2014 Omnibus Equity and Incentive Compensation Plan (the "Omnibus Plan"). The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the sixteen weeks ended April 25, 2026 is discussed below.

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

The following performance-contingent TSR Shares have been granted during the sixteen weeks ended April 25, 2026 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	545	3/1/2029	$12.24

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

The performance condition for the ROIC Shares generally requires the company's average return on invested capital to exceed its average weighted cost of capital be between 1.50 to 4.50 percentage points for the 2026, 2025, 2024 awards (the "ROI Target") over the three fiscal year performance period. The 2024 award is being expensed at our current estimated payout percentage of 150% of ROI Target, and the 2025 and 2026 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 25, 2026 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	545	3/1/2029	$10.88

The table below presents the TSR modifier share adjustment (a 13.25% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data):

Award Granted	Fiscal Year Vested	TSR Modifier Decrease Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2023	2026	(300,150)	86,316	$1,352	$(4,497)	$4,609

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 25, 2026 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 3, 2026	1,721	$25.53
Granted	1,090	$11.56
Grant increase for achieving the ROIC modifier	86	$27.85
Grant decrease for not achieving the TSR modifier	(300)	$27.85
Vested	(478)	$27.85
Forfeited	(54)	$22.63
Nonvested shares at April 25, 2026	2,065	$17.13

As of April 25, 2026, there was $18.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.25 years.

Time-Based Restricted Stock Units ("TBRSU Shares")

The following TBRSU Shares have been granted under the Omnibus Plan during the sixteen weeks ended April 25, 2026 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	2,173	Equally over 3 years	$10.32

The TBRSU Shares activity for the sixteen weeks ended April 25, 2026 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 3, 2026	1,544	$20.57
Vested	(561)	$22.12
Granted	2,173	$10.32
Forfeitures	(171)	$20.76
Nonvested shares at April 25, 2026	2,985	$13.28	2.32	$26,272

The table below presents the accumulated dividends on vested shares and the tax expense at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2025	2026	$270	$(693)	$2,830
2024	2026	$443	$(697)	$2,365
2023	2026	$164	$(266)	$596

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 25, 2026 and April 19, 2025, (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Performance-contingent restricted stock awards	$4,636	$7,118
TBRSU Shares	7,078	4,315
Deferred and restricted stock	535	568
Total stock-based compensation	$12,249	$12,001

19. POSTRETIREMENT PLANS

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

There were no contributions made by the company to any plan during the sixteen weeks ended April 25, 2026 and April 19, 2025.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Service cost	$308	$244
Interest cost	465	430
Expected return on plan assets	(402)	(425)
Amortization of prior service cost	106	(64)
Amortization of net loss	(51)	(58)
Total net periodic pension cost	$426	$127

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Total cost and employer contributions	$11,082	$10,777

20. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 25, 2026 was 30.0% compared to 25.6% for the sixteen weeks ended April 19, 2025. The increase in the rate was primarily due to an increased discrete tax expense in the current quarter when compared to the prior year quarter. For the periods presented, the discrete items in the effective rate relate to state income taxes and shortfalls on the vesting of stock-based compensation awards. During the sixteen weeks ended April 25, 2026 and April 19, 2025, the primary differences in the effective rate and the statutory rate were state income taxes and shortfalls related to the vesting of stock-based compensation awards.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 25, 2026, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

Dividend. On May 21, 2026, the Board of Directors reset the dividend to an annual rate of $0.50 per share and declared a quarterly dividend of $0.1250 per share of the company's common stock, payable on June 26, 2026, to shareholders of record on June 12, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 25, 2026 should be read in conjunction with the Form 10-K. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales for variable consideration and consideration payable to customers.

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

Matters Affecting Comparability

Comparative results from quarter to quarter are impacted by the company's fiscal reporting calendar. Internal financial results and key performance indicators are reported on a weekly basis to ensure the same number of Saturdays and Sundays in comparable months to allow for consistent four-week progression analysis. This structure results in our first quarter consisting of sixteen weeks while the remaining three quarters have twelve weeks (except in cases where there is an extra week every five or six years). Fiscal 2026 is a 52-week year. Fiscal 2025 was a 53-week year with the extra week in the fourth quarter. Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Additionally, detailed below are expense items affecting comparability that will provide greater context while reading this discussion. For more information regarding these items, see the reference to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q as indicated in the table:

	For the Sixteen Weeks Ended		Footnote
	April 25, 2026	April 19, 2025	Disclosure
	(Amounts in thousands)
Business process improvement costs	$1,241	$891	Note 1
Restructuring charges	1,652	573	Note 3
Restructuring-related implementation costs	8,227	4,288	Note 3
Plant closure costs and impairment of assets	—	7,397	Note 1
Legal settlements and related costs	14,400	697	Note 16
Acquisition and integration-related costs	1,897	13,764	Note 5
	$27,417	$27,610
•
Business process improvement costs The upgrade of our ERP system, which is part of our transformation strategy initiatives, is being deployed through a phased approach and is anticipated to be completed in Fiscal 2027. We currently estimate total costs for the ERP upgrade will be approximately $325 million (of which approximately 42% has been or is anticipated to be capitalized). As of April 25, 2026, we have incurred costs related to the project of approximately $272 million. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $30.0 million for Fiscal 2026. The expensed portion of costs incurred related to these initiatives for the sixteen weeks ended April 25, 2026 and April 19, 2025, which was primarily consulting costs, are detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.
•
Restructuring charges and related implementation costs During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF") of $5.5 million and made payments of $4.8 million during Fiscal 2025. In the fourth quarter of Fiscal 2025, we expanded the scope to include a comprehensive review of our brands, operations, and financial strategy. Although this review is ongoing, it resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories.

In the first quarter of Fiscal 2026, we incurred additional RIF-related costs of $1.7 million and made RIF payments of $0.8 million. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income. The company incurred consulting costs associated with these restructuring activities of $8.2 million and $4.3 million during the sixteen weeks ended April 25, 2026 and April 19, 2025, respectively, and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. This review is ongoing and we anticipate additional restructuring charges and related implementation costs in subsequent quarters.
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
•
Legal settlements and related costs In the first quarter of Fiscal 2026, we reached agreements to settle certain distributor-related litigation and non-distributor-related litigation for total settlement payments, inclusive of plaintiffs' attorney fees, of $11.0 million and $3.4 million, respectively. In the first quarter of Fiscal 2025, we reached an agreement to settle certain distributor-related litigation for total settlement payments, inclusive of plaintiffs' attorney fees, of $1.9 million. Additionally, in the first quarter of Fiscal 2025, the company recognized a reduction of $1.2 million to the territory repurchase liability associated with a legal settlement originally recorded in Fiscal 2023. All of these amounts are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.
•
Simple Mills acquisition and integration-related costs On February 21, 2025, the company completed the acquisition of Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes, for total consideration of $846.2 million. The acquisition expands our presence in the better-for-you snacking category, diversifying our category exposure, and enhancing the company's growth and margin prospects. Founded in 2012, Simple Mills is a market-leading natural brand and its products are made with simple ingredients, pioneered from using nutrient-dense nut, seed, and vegetable flours, attracting natural and mainstream consumers alike. Simple Mills' products are produced by co-manufacturers and distributed via warehouse distribution, and are available nationwide. The company funded the cash consideration and the related acquisition fees and expenses with the net proceeds of the 2035 notes and 2055 notes offerings completed on February 14, 2025. During the sixteen weeks ended April 25, 2026 and April 19, 2025, we incurred acquisition and integration-related costs as detailed in the table above and these costs are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

Executive Overview

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, shifts in consumer preferences based on health trends, supply chain disruptions, including the impacts of tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East. Our results for the first quarter of Fiscal 2026 as compared to the prior year period were negatively impacted by continued weakness in the fresh packaged bread category, most notably for branded traditional loaf breads, and market share contraction due to a competitive marketplace. The benefit of sales increases attributed to the Simple Mills acquisition, sales improvement for more differentiated products, such as organic, Keto, and gluten-free, growth in Wonder cake products (introduced in the first quarter of Fiscal 2025), and price increases we have implemented was more than offset by volume declines for other product categories and higher operating costs.

Supply chain and other disruptions have and could continue to negatively impact production costs and/or volumes, and the global and U.S. supply chain remains uncertain. Although the conflict between Russia and Ukraine and the conflicts in the Middle East have not impacted our operations directly, we are closely monitoring the impact on the broader economy including on the availability and price of commodities used in or for the production and distribution of our products. Tariffs (including retaliatory tariffs) have impacted our operations. Disruptions in our operations related to factors including, but not limited to, the procurement of raw materials and packaging items, transport of our products, and workforce availability, could negatively impact our operations, results of operations, cash flows, and liquidity.

We believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including the deployment of the upgrade of our ERP system, as further discussed in the “Liquidity and Capital Resources” section below.

Summary of Operating Results, Cash Flows and Financial Condition

Sales increased 1.1% for the sixteen weeks ended April 25, 2026 compared to the same quarter in the prior year due to the acquisition contribution (cycled on February 21, 2026) of 2.3% and positive price/mix of 2.1%, partially offset by volume declines of 3.3%. Branded Retail sales increased 3.4% with the acquisition contributing 3.6% and positive price/mix contributing 4.0%, somewhat offset by volume declines of 4.2% largely from weakness in sales of traditional loaf breads. Sales in the Other sales category decreased 3.1% due to declines in store branded retail sales, partially offset by increased non-retail sales. Softer volumes impacted both sales categories due to a competitive marketplace and a challenging consumer environment.

For the sixteen weeks ended April 25, 2026, income from operations was $79.8 million compared to $85.1 million in the prior year quarter. The decrease resulted mostly from greater outside purchases of product related to the Simple Mills products, higher legal settlements, increased employee compensation expense, and greater restructuring charges and related implementation costs. These increases were partially offset by lower acquisition and integration costs, the prior year plant closure costs, and lower ingredient costs and distributor distribution fees.

Net income for the sixteen weeks ended April 25, 2026 was $42.1 million compared to $53.0 million in the prior year quarter. The decrease quarter over quarter resulted primarily from lower income from operations, as described above, increased interest expense, and a significantly higher effective tax rate primarily due to shortfalls related to vesting of stock incentive awards.

During the sixteen weeks ended April 25, 2026, we generated net cash flows from operations of $107.9 million, invested $20.6 million in capital expenditures, and decreased our indebtedness by $32.0 million. Additionally, we paid $54.4 million in dividends to our shareholders. On April 6, 2026, we entered into a $400.0 million senior unsecured delayed draw term loan credit facility (the
"term loan facility") which provides us with a prepayable financing structure. The proceeds from the facility will be used to finance the repayment in full of the 2026 notes. Additionally, on April 6, 2026, we amended the $500.0 million senior unsecured revolving credit facility (the "credit facility") to, among other things, extend the covenant holiday currently in effect to October 9, 2027 and add an additional tier to the pricing grid. On April 14, 2026, we amended the accounts receivable repurchase facility (the "repurchase facility") to, among other things, extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029.

During the sixteen weeks ended April 19, 2025, we generated net cash flows from operations of $135.6 million, paid $791.9 million of the total consideration of $846.2 million for the Simple Mills acquisition, invested $25.6 million in capital expenditures, and increased our indebtedness by $776.6 million primarily to fund the acquisition. Also, in the prior year period, we paid $52.3 million in dividends to our shareholders.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 25, 2026 and April 19, 2025 are set forth in the tables below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 25, 2026	April 19, 2025	April 25, 2026	April 19, 2025	Dollars	%
Net sales	$1,571,577	$1,554,230	100.0	100.0	$17,347	1.1
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	795,389	778,346	50.6	50.1	17,043	2.2
Selling, distribution and administrative expenses	642,934	633,513	40.9	40.8	9,421	1.5
Restructuring charges	1,652	573	0.1	0.0	1,079	188.3
Plant closure costs and impairment of assets	—	7,397	—	0.5	(7,397)	(100.0)
Depreciation and amortization	51,790	49,268	3.3	3.2	2,522	5.1
Income from operations	79,812	85,133	5.1	5.5	(5,321)	(6.3)
Other components of net periodic pension and postretirement benefit plans cost (credit)	118	(117)	0.0	(0.0)	235	(200.9)
Interest expense, net	19,634	14,048	1.2	0.9	5,586	39.8
Income before income taxes	60,060	71,202	3.8	4.6	(11,142)	(15.6)
Income tax expense	18,005	18,204	1.1	1.2	(199)	(1.1)
Net income	$42,055	$52,998	2.7	3.4	$(10,943)	(20.6)
Comprehensive income	$44,927	$51,332	2.9	3.3	$(6,405)	(12.5)

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

SIXTEEN WEEKS ENDED APRIL 25, 2026 COMPARED TO SIXTEEN WEEKS ENDED APRIL 19, 2025

Sales (dollars in thousands)

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 25, 2026	April 19, 2025	April 25, 2026	April 19, 2025	Dollars	%
Branded Retail	$1,045,373	$1,011,322	66.5	65.1	$34,051	3.4
Other	526,204	542,908	33.5	34.9	(16,704)	(3.1)
Total	$1,571,577	$1,554,230	100.0	100.0	$17,347	1.1

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	4.0	(1.2)	2.1
Volume*	(4.2)	(1.9)	(3.3)
Acquisition until cycled on February 21, 2026	3.6	—	2.3
Total percentage change in net sales	3.4	(3.1)	1.1

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

Sales increased quarter over quarter due to the Simple Mills acquisition contribution (cycled on February 21, 2026) of 2.3% and favorable price/mix for the Branded Retail category, partially offset by lower volumes for both sales categories and negative price/mix for the Other category. We began implementing price increases in the fourth quarter of the prior year to offset input cost inflation. Branded Retail volumes were impacted by the challenging consumer environment and marketplace competition. Our promotional activity increased quarter over quarter, targeting more differentiated and premium-priced items which aligns with changing consumer preferences.

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

Branded Retail Sales

Branded Retail sales increased 3.4% quarter over quarter due to the Simple Mills acquisition contribution and favorable price/mix, partially offset by volume declines. Volumes were negatively impacted by continued weakness in the fresh packaged bread category driven by changes in consumer preferences, inflationary pressure on consumer spending, and a competitive marketplace. The largest volume declines were in branded traditional loaf products. Growth in Simple Mills, Wonder cake (introduced near the end of the first quarter of Fiscal 2025), and Nature's Own Keto products partially offset the volume decline. To address changes in consumer preferences, we introduced additional varieties of Nature's Own small loaves and a Keto multi-grain loaf subsequent to the first quarter of Fiscal 2025 and a Keto protein loaf in the first quarter of Fiscal 2026. Other more recently introduced products include DKB sandwich rolls and sourdough loaf. Additionally, Simple Mills continues to innovate, introducing a number of new products and pack sizes. Price/mix benefitted from Simple Mills products comprising a larger percentage of our Branded Retail sales and positive pricing actions.

Other Sales

Sales in the Other category decreased 3.1% due to unfavorable price/mix and decreased volume for store-branded retail products, partially offset by improved non-retail sales. Store branded retail sales declined primarily due to discontinued business resulting in lower cake and traditional loaf volumes, and negative price/mix. Our non-retail sales increased primarily due to growth in vending, partially offset by unfavorable price/mix from foodservice comprising a smaller portion of our non-retail sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 25, 2026 % of Sales	April 19, 2025 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	26.4	28.4	(2.0)
Workforce-related costs	14.7	14.7	—
Other	9.5	7.0	2.5
Total	50.6	50.1	0.5

Materials, supplies, labor and other production costs as a percent of sales increased quarter over quarter primarily due to increased outside purchases of product (sales with no associated ingredient costs) combined with lower production volumes. Lower ingredient costs as a percent of sales partially offset the increase. Outside purchases of product are included in the Other line item in the table above, the majority of which relate to purchases of Simple Mills products, all of which are co-manufactured. The decrease in ingredient costs as a percent of sales was due to increased outside purchases of product as well as lower pricing for commodities, particularly flour, sweeteners and eggs. Higher costs for other ingredients, such as oils and cocoa, and the impact of tariffs partially offset the decrease. We expect the impact of lower production volumes to continue to negatively impact our operations.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Sixteen Weeks Ended		Increase
Line Item Component	April 25, 2026 % of Sales	April 19, 2025 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	13.5	13.0	0.5
Distributor distribution fees	11.5	12.4	(0.9)
Other	15.9	15.4	0.5
Total	40.9	40.8	0.1

Workforce-related costs increased as a percent of sales quarter over quarter primarily due to a shift away from distributor distribution fees and higher employee compensation costs, partially offset by benefits of cost savings programs implemented subsequent to the first quarter of the prior year. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs due to Simple Mills' sales which are warehouse-delivered and converting to an employee-based model in California. The California conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to higher legal settlements and expenses and greater restructuring-related implementation costs, partially offset by higher acquisition and integration-related costs in the prior year quarter. The company anticipates increased marketing investments in the second and third quarters of Fiscal 2026 to promote the launch of a more consumer-relevant Nature's Own brand with fewer, simpler ingredients and new packaging.

Restructuring Charges and Plant Closure Costs and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the first quarter of Fiscal 2026 increased in dollars and as a percent of sales as compared to the prior year quarter primarily due to assets being placed in service and amortization expense associated with the intangible assets acquired in the Simple Mills acquisition.

Income from Operations

Income from operations for the sixteen weeks ended April 25, 2026 decreased in dollars and as a percent of sales compared to the prior year quarter primarily due to higher materials, supplies, labor, and other production costs, partially offset by the prior year plant closure costs.

Interest Expense, Net

Net interest expense increased in dollars and as a percent of sales as compared to the prior year quarter due to the issuance of the 2035 notes and 2055 notes on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses.

Income Tax Expense

The effective tax rate for the sixteen weeks ended April 25, 2026 was 30.0% compared to 25.6% in the prior year quarter. The increase in the rate quarter over quarter was primarily due to an increased shortfall tax expense on stock-based compensation, partially offset by a favorable tax impact recognized for acquisition-related costs. For both periods presented, the primary differences in the effective rate and statutory were state income taxes and shortfalls on the vesting of stock-based compensation awards.

Comprehensive Income

Comprehensive income decreased primarily due to the decrease in net income quarter over quarter, net of changes in the fair value of derivatives.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the sixteen weeks ended April 25, 2026, volatility in global and U.S. economies, as a result of, among other things, the inflationary economic environment, weakness in the fresh packaged bread category, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East, could significantly impact our ability to generate future cash flows. We continue to evaluate these various potential business risks, which include the possibility of future economic downturns that could shift consumer demand away from our Branded Retail products to store branded products, shifts in consumers' preferences and buying patterns away from packaged bread items, supply chain disruptions that have impacted, and could continue to impact, the procurement and cost of raw materials and packaging items (including the impacts of tariffs and retaliatory tariffs), the workforce available to us, among other risks.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. As of April 25, 2026, we had total available liquidity of $1,065.3 million, consisting of cash on hand and the available balances under the term loan facility, credit facility, and the repurchase facility. As of April 25, 2026, the company has a $25.9 million federal income tax receivable.

Liquidity Discussion for the Sixteen Weeks Ended April 25, 2026 and April 19, 2025

Cash and cash equivalents were $11.5 million at April 25, 2026 and $12.1 million at January 3, 2026. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash Flow Component	April 25, 2026	April 19, 2025	Change
Cash provided by operating activities	$107,857	$135,634	$(27,777)
Cash disbursed for investing activities	(19,633)	(836,014)	816,381
Cash (disbursed for) provided by financing activities	(88,805)	702,715	(791,520)
Total change in cash	$(581)	$2,335	$(2,916)

Cash Flows Provided by Operating Activities:

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for information regarding the impairment of assets.
•
For the sixteen weeks ended April 25, 2026, the deferred income tax activity reflects the impact of the shortfall on the vesting of stock equity awards and changes in temporary differences year over year, including the impact of stock equity awards, initial year 100% bonus depreciation, and the partial deduction of research and development expenses previously capitalized under Internal Revenue Code Section 174. For the sixteen weeks ended April 19, 2025, the deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards, the impact of payments for a previously accrued legal settlement for the repurchase of distribution rights, and activity related to the capitalization of research and development expenses as defined under Internal Revenue Code Section 174.

•
Changes in accounts receivable were mainly attributable to changes in sales period over period. Changes in inventories for the prior year period resulted primarily from volatility in input costs and the timing of sell-through of inventories. Changes in accounts payable for the current year period were mainly attributable to volatility in input prices, and changes for the prior year period were mainly due to extending payment terms and volatility in input prices.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
The change in other assets for the prior year period primarily resulted from changes in income tax receivables and prepaid assets. Changes in legal settlement, employee compensation, interest, and insurance liability accruals primarily resulted in the change in other accrued liabilities in each respective period. During the first quarter of Fiscal 2026 and Fiscal 2025, we paid $31.2 million and $53.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.1 million and $1.4 million was paid during the first quarter of Fiscal 2026 and Fiscal 2025, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the sixteen weeks ended April 25, 2026, the company accrued $14.4 million in legal settlements and made payments of $3.4 million. During the sixteen weeks ended April 19, 2025, the company accrued $1.9 million of legal settlements and paid $1.7 million that had been accrued for in the prior year.

Cash Flows Disbursed for Investing Activities:

•
We currently anticipate capital expenditures of $115.0 million to $125.0 million for Fiscal 2026 (inclusive of expenditures for the ERP upgrade of $4.0 million to $8.0 million).
•
In the prior year period, the repurchases of the California distribution rights contributed to most of the change in the repurchases of distribution rights, net of principal payments on notes receivable. The company completed the California repurchases early in the second quarter of Fiscal 2025.
•
As discussed in the "Executive Overview" section above, on February 21, 2025, we completed the Simple Mills acquisition for total consideration of $846.2 million of which $791.9 million, which is net of cash acquired, was paid in the first quarter of Fiscal 2025.

Cash Flows (Disbursed for) Provided by Financing Activities:

•
Our Board of Directors declared the following quarterly dividends during the sixteen weeks ended April 25, 2026 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
February 20, 2026	March 6, 2026	March 20, 2026	$0.2475	$52,201

•
The increase in dividends paid resulted from an increase in the dividend rate compared to the prior year. Additionally, we paid dividends of $2.2 million at the time of vesting of certain restricted stock awards.
•
In the current year period, we paid financing fees associated with the term loan facility and amending the credit facility and repurchase facility. In the prior year period, we paid financing fees associated with issuing the 2035 notes and 2055 notes, refinancing and replacing the previous credit facility with the new credit facility, and amending the repurchase facility.
•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the sixteen weeks ended April 25, 2026 and April 19, 2025, we repurchased 378,398 and 286,980 shares of our common stock for $3.8 million and $5.5 million, respectively, under a share repurchase plan approved by our Board of Directors. All of the shares acquired in the current and prior year periods were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations in the prior year period primarily related to issuing the 2035 notes and 2055 notes to fund the Simple Mills acquisition. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at April 25, 2026 and January 3, 2025, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 6, Leases, and Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at
	April 25, 2026	January 3, 2026
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
Long-term debt	$1,723,772	$1,755,132
Right-of-use lease obligations	318,902	325,075
	2,042,674	2,080,207
Less: Current maturities of long-term debt and right- of-use lease obligations	(466,579)	(473,353)
Long-term debt and right-of-use lease obligations	$1,576,095	$1,606,854

Total stockholders' equity
Total stockholders' equity	$1,302,446	$1,303,487

In anticipation of the upcoming maturity of the 2026 notes, on April 6, 2026, we entered into the $400.0 million term loan facility with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The term loan facility may be made available in a single drawing during the period from the closing date of the term loan facility through and including October 1, 2026, or the earlier termination of the commitments. The term loan facility has an initial maturity date occurring on the third anniversary of the funding date thereof. The term loan credit agreement requires that the company use the net proceeds of the term loan facility to, together with cash on hand, finance the repayment in full of the 2026 notes and to pay the fees, costs, and expenses incurred in connection therewith and with the execution of the term loan facility and the revolver amendment.

Borrowings under the term loan facility bear interest, at the option of the company, based on the SOFR or the “base rate”, in each case, plus an applicable margin. The applicable margin is determined by reference to a pricing grid based on the company’s leverage ratio and debt rating, with a range of 0.875% to 2.000% in the case of SOFR-based loans and range from 0.000% to 1.000% in the case of base rate loans. In addition, the term loan facility bears an additional ticking fee on the full amount of the unused commitments, also determined by reference to the pricing grid, and ranging from 0.060% to 0.250% based upon the company’s then applicable leverage ratio and debt rating.

The term loan credit agreement contains representations, covenants and events of default that are customary for financing transactions of this nature, which are substantially the same as the credit agreement (including, without limitation, with respect to financial covenants).

To provide enhanced financial flexibility, on April 6, 2026, the company entered into the First Amendment to the credit agreement (the "revolver amendment") in order to, among other things, (i) extend the covenant holiday currently in effect, to the period from the closing date of the revolver amendment through and including the company’s fiscal quarter ending October 9, 2027, (ii) add an additional tier to the pricing grid thereof for the case in which the company’s debt ratings fall to Ba2 or below from Moody’s and BB or below from S&P, consistent with the term loan credit agreement, and (iii) make certain other changes to align with the term loan credit agreement. On April 14, 2026, the company entered into Amendment No. 3 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029. The accounts receivable repurchase facility and the credit facility are generally used for short-term liquidity needs and are variable rate debt, providing us the greatest direct exposure to changing interest rates. In periods of rising interest rates, the cost of using these facilities increases, resulting in greater interest expense.

The following table details the amounts available and the highest and lowest balances outstanding under our debt facilities during the sixteen weeks ended April 25, 2026:

	Amount Available	For the Sixteen Weeks Ended April 25, 2026
	for Withdrawal at	Highest	Lowest
Facility	April 25, 2026	Balance	Balance
	(Amounts in thousands)
Repurchase facility (1)	$162,000	$85,000	$38,000
Credit facility (2)	491,800	5,000	—
Term loan facility (3)	400,000	—	—
	$1,053,800

(1)
Amount excludes a provision in the repurchase facility agreement which allows the company to request up to $50.0 million in additional commitment.
(2)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in additional revolving commitments.
(3)
Amount represents the available funds for withdrawal under the company's term loan facility through October 1, 2026.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and globally due to, among other things, the impact of the inflationary economic environment, weakness in the fresh packaged bread category, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East. As discussed above, the 2026 notes will mature during the third quarter of Fiscal 2026 on October 1, 2026 and are anticipated to be repaid with proceeds from the term loan facility.

Similar to the term loan facility, restrictive financial covenants for our other borrowings can include ratios such as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 25, 2026, the company was in compliance with all restrictive covenants under its debt agreements.

At April 25, 2026, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility of raw material and packaging prices. As of April 25, 2026, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $3.6 million, based on quoted market prices. All this amount relates to instruments that will be utilized in Fiscal 2026 except for an immaterial amount to be utilized in Fiscal 2027.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 25, 2026, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the sixteen weeks ended April 25, 2026, 378,398 shares, at a cost of $3.8 million, were repurchased under the share repurchase plan. From the inception of the share repurchase plan through April 25, 2026, 73.7 million shares, at a cost of $765.3 million, have been repurchased. The company currently has 20.9 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the sixteen weeks ended April 25, 2026 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2026 — January 31, 2026	203	*	$10.32	203	*	21,047
February 1, 2026 — February 28, 2026	175	*	9.65	175	*	20,872
March 1, 2026 — March 28, 2026	—		—	—		20,872
March 29, 2026 — April 25, 2026	—		—	—		20,872
Total	378		$10.01	378

* These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended April 25, 2026.

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

10.1		—

Term Loan Credit Agreement, dated as of April 6, 2026, by and among by and among Flowers Foods, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated April 7, 2026, File No. 1-16247).

10.2		—

First Amendment to Credit Agreement, dated as of April 6, 2026, by and among Flowers Foods, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K, dated April 7, 2026, File No. 1-16247).

10.3	*	—

Amendment No. 3 to Master Framework Agreement, dated as of April 14, 2026, by and among Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), and the other financial institutions listed on the signature pages hereof as “Buyer Funding Parties”; Rabobank, as repo counterparty (“Buyer”), on behalf of itself and the other Buyer Funding Parties; the subsidiaries of Flowers listed on the signature pages hereof; and Flowers Foods, Inc., a Georgia corporation (“Flowers”), as repo seller.

10.4	+*		Settlement, General Release and Severance Agreement by and between Terry Thomas and Flowers Bakeries, LLC, dated April 23, 2026.
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and D. Anthony Scaglione, Chief Financial Officer, for the quarter ended April 25, 2026.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended April 25, 2026 has been formatted in Inline XBRL.

* Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ A. RYALS MCMULLIAN
Name:	A. Ryals McMullian
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ D. ANTHONY SCAGLIONE
Name:	D. Anthony Scaglione
Title:	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 21, 2026