Form 10-Q
period 2026-07-18
FLOWERS FOODS INC
filed 2026-08-20
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 18, 2026

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

As of August 14, 2026, the registrant had 212,057,418 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 18, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$52,766	$12,100
Accounts and notes receivable, net of allowances of $19,022 and $18,131, respectively	371,510	352,524
Inventories, net:
Raw materials	75,499	75,240
Packaging materials	30,193	28,455
Finished goods	101,859	97,962
Inventories, net	207,551	201,657
Spare parts and supplies	102,209	97,561
Other	52,309	65,252
Total current assets	786,345	729,094
Property, plant and equipment:
Property, plant and equipment	2,663,179	2,624,997
Less: accumulated depreciation	(1,736,325)	(1,672,272)
Property, plant and equipment, net	926,854	952,725
Financing lease right-of-use assets	—	295
Operating lease right-of-use assets	309,305	320,821
Notes receivable from independent distributor partners	108,333	108,482
Assets held for sale	27,901	26,690
Other assets	14,509	13,317
Goodwill	1,047,119	1,047,775
Customer relationships, net	279,117	292,878
Trademarks - finite-lived, net	203,801	209,147
Trademarks - indefinite-lived	482,500	482,500
Other intangible assets, net	58	137
Total assets	$4,185,842	$4,183,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$399,885	$399,575
Current maturities of financing leases	—	116
Current maturities of operating leases	75,162	73,662
Accounts payable	330,705	312,675
Other accrued liabilities	212,458	190,129
Total current liabilities	1,018,210	976,157

Noncurrent long-term debt	1,286,361	1,355,557
Noncurrent financing lease obligations	—	115
Noncurrent operating lease obligations	241,940	251,182
Total long-term debt and right-of-use lease liabilities	1,528,301	1,606,854
Other liabilities:
Postretirement/post-employment obligations	8,820	8,603
Deferred taxes	270,360	246,959
Other long-term liabilities	36,650	41,801
Total other long-term liabilities	315,830	297,363
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $0.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $0.01 stated par value and $0.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,672,167 shares and 17,551,360 shares, respectively	(261,706)	(277,804)
Capital in excess of par value	729,552	730,145
Retained earnings	853,761	852,074
Accumulated other comprehensive income (loss)	1,695	(1,127)
Total stockholders’ equity	1,323,501	1,303,487
Total liabilities and stockholders’ equity	$4,185,842	$4,183,861

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net sales	$1,192,935	$1,242,835	$2,764,512	$2,797,065
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	615,005	636,060	1,410,394	1,414,406
Selling, distribution and administrative expenses	473,185	473,537	1,116,119	1,107,050
Depreciation and amortization	38,579	39,826	90,369	89,094
Plant closure costs and impairment of assets	—	—	—	7,397
Recovery on inferior ingredients	(1,963)	—	(1,963)	—
Restructuring charges	—	—	1,652	573
Income from operations	68,129	93,412	147,941	178,545
Interest expense	17,855	18,876	42,515	38,550
Interest income	(4,068)	(3,840)	(9,094)	(9,466)
Other components of net periodic pension and postretirement benefit plans cost (credit)	88	(88)	206	(205)
Income before income taxes	54,254	78,464	114,314	149,666
Income tax expense	13,598	20,099	31,603	38,303
Net income	$40,656	$58,365	$82,711	$111,363
Net income per common share:
Basic:
Net income per common share	$0.19	$0.28	$0.39	$0.53
Weighted average shares outstanding	212,132	211,386	211,982	211,276
Diluted:
Net income per common share	$0.19	$0.28	$0.39	$0.53
Weighted average shares outstanding	212,493	211,991	212,545	212,084
Cash dividends paid per common share	$0.1250	$0.2475	$0.3725	$0.4875

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net income	$40,656	$58,365	$82,711	$111,363
Other comprehensive income, net of tax:
Pension and postretirement plans, net of tax	31	(69)	72	(160)
Derivative instruments, net of tax	(81)	(884)	2,750	(2,459)
Other comprehensive income, net of tax	(50)	(953)	2,822	(2,619)
Comprehensive income	$40,606	$57,412	$85,533	$108,744

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended July 18, 2026
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at April 25, 2026	228,729,585	$199	$723,618	$839,699	$1,745	(16,740,353)	$(262,815)	$1,302,446
Net income				40,656				40,656
Derivative instruments, net of tax					(81)			(81)
Pension and postretirement plans, net of tax					31			31
Amortization of stock-based compensation awards			7,080					7,080
Time-based restricted stock units issued (Note 18)			(225)			14,344	225	—
Issuance of deferred compensation			(30)			1,899	30	—
Share repurchases						(4,806)	(37)	(37)
Issuance of deferred stock awards			(891)			56,749	891	—
Dividends paid on vested stock-based payment awards				(88)				(88)
Dividends paid — $0.1250 per common share				(26,506)				(26,506)
Balances at July 18, 2026	228,729,585	$199	$729,552	$853,761	$1,695	(16,672,167)	$(261,706)	$1,323,501

	For the Twenty-Eight Weeks Ended July 18, 2026
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at January 3, 2026	228,729,585	$199	$730,145	$852,074	$(1,127)	(17,551,360)	$(277,804)	$1,303,487
Net income				82,711				82,711
Derivative instruments, net of tax					2,750			2,750
Pension and postretirement plans, net of tax					72			72
Amortization of stock-based compensation awards			19,329					19,329
Issuance of deferred compensation			(30)			1,899	30	—
Time-based restricted stock units issued			(9,113)			575,818	9,113	—
Performance-contingent restricted stock awards issued			(7,527)			477,648	7,527	—
Issuance of deferred stock awards			(3,252)			207,032	3,252	—
Share repurchases						(383,204)	(3,824)	(3,824)
Dividends paid on vested stock-based payment awards				(2,317)				(2,317)
Dividends paid — $0.3725 per common share				(78,707)				(78,707)
Balances at July 18, 2026	228,729,585	$199	$729,552	$853,761	$1,695	(16,672,167)	$(261,706)	$1,323,501

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

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$82,711	$111,363
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19,329	19,169
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,024	(482)
Depreciation and amortization	90,369	89,094
Deferred income taxes	20,608	31,169
Impairment of assets	—	5,495
Provision for inventory obsolescence	3,445	2,757
Allowances for accounts receivable	3,372	4,146
Pension and postretirement plans cost	745	221
Other	614	271
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(23,022)	(6,018)
Inventories	(9,339)	(21,517)
Hedging activities	3,060	5,836
Accounts payable	16,403	54,734
Other assets and accrued liabilities	32,226	(29,775)
NET CASH PROVIDED BY OPERATING ACTIVITIES	241,545	266,463
CASH FLOWS (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,476)	(56,366)
Repurchase of independent distribution rights, net of principal payments from notes receivable	(2,157)	(25,270)
Acquisition of business, net of cash acquired	—	(791,880)
Proceeds from insurance settlement	718	1,389
Other investing activities	1,155	740
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(44,760)	(871,387)
CASH FLOWS (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(81,024)	(104,772)
Stock repurchases	(3,824)	(5,499)
Change in bank overdrafts	800	(3,481)
Proceeds from debt borrowings	52,000	866,880
Debt obligation payments	(122,000)	(132,000)
Payments on financing leases	(15)	(44)
Payments for financing fees	(2,056)	(10,120)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(156,119)	610,964
Net increase in cash and cash equivalents	40,666	6,040
Cash and cash equivalents at beginning of period	12,100	5,005
Cash and cash equivalents at end of period	$52,766	$11,045

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 3, 2026 has been derived from the audited financial statements at that date but does not contain all of the footnote disclosures required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.

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

REPORTING PERIODS — Fiscal Year End. Our fiscal year ends on the Saturday nearest December 31, resulting in a 53rd reporting week every five or six years. Our internal financial results and key performance indicators are reported on a weekly calendar basis to ensure the same number of Saturdays and Sundays in comparable months and to allow for a consistent four-week progression analysis. The company has elected to report the extra four-week period in the first quarter. As such, our quarters are divided as follows:

Quarter	Number of Weeks
First Quarter	Sixteen
Second Quarter	Twelve
Third Quarter	Twelve
Fourth Quarter	Twelve (or Thirteen in fiscal years with an extra week)

Accordingly, interim results may not be indicative of subsequent interim period results, or comparable to prior or subsequent interim period results, due to differences in the lengths of the interim periods.

Fiscal 2026 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2026 (sixteen weeks), second quarter ended July 18, 2026 (twelve weeks), third quarter ending October 10, 2026 (twelve weeks) and fourth quarter ending January 2, 2027 (twelve weeks). The last 53-week year was our Fiscal 2025.

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

RECOVERY ON INFERIOR INGREDIENTS — In the fourth quarter of Fiscal 2025, the company recognized $2.7 million of identifiable and measurable costs associated with product losses. These product losses resulted from inferior coconut sugar and cashew flour used in certain of Simple Mills' products due to tiny fragments of metal present in the ingredients and from the presence of gluten in certain of Canyon Bakehouse's gluten-free products. During the second quarter of Fiscal 2026, the company received a partial reimbursement of $2.0 million associated with Simple Mills' loss. We continue to seek recovery of all losses through appropriate means. The recovery is included as a separate line item of the Condensed Consolidated Statements of Income.

BUSINESS PROCESS IMPROVEMENT COSTS — We launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $1.0 million and $2.3 million for the twelve and twenty-eight weeks ended July 18, 2026, respectively, and $0.5 million and $1.4 million for the twelve and twenty-eight weeks ended July 12, 2025, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

SPARE PARTS AND SUPPLIES — As of July 18, 2026, the company had $102.2 million of spare parts and supplies. Subsequent to the end of the second quarter, the company commenced a detailed review of its spare parts and supplies, including an assessment of the usability of individual parts, whether the equipment supported by such parts remains in service, historical and expected future usage, and other indicators of obsolescence. The review is ongoing and is expected to be completed by the end of Fiscal 2026. Based on information currently available, it is reasonably possible that the company's estimate of the recoverability of its spare parts and supplies could change materially in the near term. Because the review is ongoing, the amount of any adjustment that may result from the review cannot currently be reasonably estimated.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

On July 30, 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The FASB issued the ASU to amend ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Board developed the guidance to address concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. The company adopted the ASU as of January 4, 2026, the beginning of our Fiscal 2026. The company has not elected to use the practical expedient. The adoption of this ASU did not impact our financial statements.

Accounting pronouncements not yet adopted

On May 19, 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818), to establish guidance on the recognition, presentation, and disclosure of environmental credits and environmental credit obligations. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits are obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public entities in annual periods beginning after December 15, 2027, including interim periods within, with early adoption permitted as of the beginning of an annual reporting period. The company is determining the impact on our business.

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

On November 25, 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (TOPIC 815): Hedge Accounting Improvements". In 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. After the issuance of Update 2017-12, stakeholders asked the Board to clarify certain aspects of the amendments of that Update. In 2019, the Board issued a proposed Accounting Standards Update, Derivatives and Hedging (Topic 815): Codification Improvements to Hedge Accounting, to clarify certain areas of the guidance to better align with the objective articulated in Update 2017-12. Stakeholders indicated that the amendments in the 2019 proposed Update would not sufficiently resolve certain issues. In addition, in response to the 2021 Invitation to Comment, Agenda Consultation, stakeholders identified several areas of the hedge accounting guidance requiring further updates to address the effects of reference rate reform on hedge accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of the update. The company is determining the impact on our business.

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

3. RESTRUCTURING ACTIVITIES

During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF"). In the fourth quarter of Fiscal 2025, we expanded the scope to include a comprehensive review of our brands, operations, and financial strategy. Although this review is ongoing, it resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. In the first quarter of Fiscal 2026, we incurred additional RIF-related costs. The company also incurred consulting costs associated with these restructuring activities during the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025, respectively, and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. This review is ongoing and we anticipate additional restructuring charges and related implementation costs in subsequent quarters.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 18, 2026	July 18, 2026
Restructuring charges:
RIF (1)	$—	$1,652
Restructuring-related implementation costs (2)	5,545	13,772
Total restructuring charges and related implementation costs	$5,545	$15,424

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 12, 2025	July 12, 2025
Restructuring charges:
RIF (1)	$—	$573
Restructuring-related implementation costs (2)	2,896	7,184
Total restructuring charges and related implementation costs	$2,896	$7,757

(1)
Presented in the restructuring charges line item of our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

RIF
Liability balance at January 3, 2026	$750
Charges	1,652
Cash payments	(2,070)
Liability balance at July 18, 2026	$332

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

Detailed below are expense (recovery) items impacting comparability in the adjusted reports used by the CODM (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025	Disclosure
Business process improvement costs	$1,010	$471	$2,251	$1,362	Note 1
Restructuring charges	—	—	1,652	573	Note 3
Restructuring-related implementation costs	5,545	2,896	13,772	7,184	Note 3
Plant closure costs and impairment of assets	—	—	—	7,397	Note 1
Acquisition and integration-related costs	—	871	1,897	14,635	Note 5
Legal settlements and related costs	—	205	14,400	902	Note 16
Recovery on inferior ingredients	(1,963)	—	(1,963)	—	Note 1
	$4,592	$4,443	$32,009	$32,053

Our single reportable segment net sales, net income, and significant expenses are as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net sales	$1,192,935	$1,242,835	$2,764,512	$2,797,065
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	280,474	301,878	639,572	684,506
Workforce-related costs	179,478	173,517	411,613	401,494
Packaging	42,647	45,082	99,529	103,777
Other(1)	112,406	115,583	259,680	224,629
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	615,005	636,060	1,410,394	1,414,406
Selling, distribution, and administrative expenses
Workforce-related costs	156,880	157,329	372,783	362,935
Distributor distribution fees	135,382	144,398	316,046	337,325
Other(2)	180,923	171,810	427,290	406,790
Total selling, distribution, and administrative expenses	473,185	473,537	1,116,119	1,107,050
Depreciation	30,465	30,143	71,155	68,809
Amortization	8,110	9,660	19,186	20,241
Right-of-use financing lease amortization	4	23	28	44
Recovery on inferior ingredients	(1,963)	—	(1,963)	—
Plant closure costs and impairment of assets	—	—	—	7,397
Restructuring charges	—	—	1,652	573
Interest expense	17,855	18,876	42,515	38,550
Interest income	(4,068)	(3,840)	(9,094)	(9,466)
Other components of net periodic pension and postretirement benefits cost (credit)	88	(88)	206	(205)
Income before income taxes	54,254	78,464	114,314	149,666
Income tax expense	13,598	20,099	31,603	38,303
Net income	$40,656	$58,365	$82,711	$111,363

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

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

The following table summarizes the fair value of purchase consideration paid for Simple Mills and the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair value. When relevant information was obtained, resulting changes to our provisional purchase price allocation were adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of those dates. We recognized a $19.0 million goodwill measurement period adjustment related to the valuation of trademarks and customer relationships, deferred taxes and assumed liabilities during the second quarter of Fiscal 2025. Additionally, the company recorded an immaterial purchase price adjustment during the third quarter of Fiscal 2025. During the first quarter of Fiscal 2026, the company recorded a $0.7 million goodwill measurement period adjustment related to deferred taxes for the final income tax returns and finalized the purchase accounting. These measurement period adjustments are reflected in the 'measurement period adjustments' column below. The impact to the amortization expense on the Condensed Consolidated Statements of Income was immaterial for the twelve and twenty-eight weeks ended July 12, 2025 (amounts in thousands):

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

Acquisitions Pro Forma

Simple Mills contributed net sales of $61.4 million and $85.7 million and net loss of $2.1 million and $6.3 million, which includes interest and amortization expense, net of tax impact, for the twelve and twenty-eight weeks ended July 12, 2025. The following table provides the supplemental pro forma net sales and net income of the combined entity (amounts in thousands):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 12, 2025	July 12, 2025
Net sales	$1,242,835	$2,832,952
Net income attributable to Flowers Foods	$60,746	$119,457

We incurred acquisition costs (including integration costs) of $1.9 million during the first quarter of Fiscal 2026 and no acquisition costs during the second quarter of Fiscal 2026. During the twelve and twenty-eight weeks ended July 12, 2025, we incurred costs of $0.9 million and $14.6 million, respectively, related to the acquisition. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The costs for the prior year period are reflected in the pro forma net income in the table above. The pro forma financial information also includes the following adjustments (net of tax based on statutory rates) related to the acquisition: amortization of the intangible assets and interest expense for the additional indebtedness incurred to finance the acquisition that would not have been incurred without the transaction. These adjustments increased the pro forma net income attributable to Flowers Foods by $2.4 million and $6.8 million, respectively, for the twelve and twenty-eight weeks ended July 12, 2025.

6. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, and transportation equipment. See below for the quantitative disclosures for our leases:

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Lease modifications and renewals	$4,673	$3,738	$9,735	$10,717
Lease terminations	$284	$826	$677	$881

The lease modifications and renewals for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025 include renewals of multiple warehouses.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Lease cost:
Amortization of right-of-use assets	$4	$23	$28	$44
Interest on lease liabilities	—	4	3	6
Operating lease cost	20,935	21,811	49,457	49,617
Short-term lease cost	4,049	4,326	9,194	7,995
Variable lease cost	7,977	9,535	17,186	21,507
Total lease cost	$32,965	$35,699	$75,868	$79,169

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 18, 2026	July 12, 2025	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$211	$211	Interest expense
Commodity contracts	(590)	57	Cost of sales, Note 3
Total before tax	(379)	268	Total before tax
Tax benefit (expense)	95	(67)	Income tax expense
Total net of tax	(284)	201	Net of tax
Pension and postretirement plans:
Prior-service credits	(80)	48	Note 1
Actuarial gain	38	44	Note 1
Total before tax	(42)	92	Total before tax
Tax benefit (expense)	11	(23)	Income tax expense
Total net of tax	(31)	69	Net of tax
Total reclassifications	$(315)	$270	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 18, 2026	July 12, 2025	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$492	$437	Interest expense
Commodity contracts	(1,024)	482	Cost of sales, Note 3
Total before tax	(532)	919	Total before tax
Tax benefit (expense)	133	(229)	Income tax expense
Total net of tax	(399)	690	Net of tax
Pension and postretirement plans:
Prior-service credits	(186)	112	Note 1
Actuarial gains	89	102	Note 1
Total before tax	(97)	214	Total before tax
Tax benefit (expense)	25	(54)	Income tax expense
Total net of tax	(72)	160	Net of tax
Total reclassifications	$(471)	$850	Net of tax

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

During the twenty-eight weeks ended July 18, 2026, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 3, 2026	$3,868	$(4,995)	$(1,127)
Other comprehensive income before reclassifications	2,351	—	2,351
Reclassified to earnings from AOCI	399	72	471
AOCI at July 18, 2026	$6,618	$(4,923)	$1,695

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

	For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025
Gross (loss) gain reclassified from AOCI into net income	$(1,024)	$482
Tax benefit (expense)	256	(120)
Net of tax	$(768)	$362

8. INTANGIBLE ASSETS

Aggregate amortization expense of intangible assets for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 18, 2026	$8,110
For the twelve weeks ended July 12, 2025	$9,660
For the twenty-eight weeks ended July 18, 2026	$19,186
For the twenty-eight weeks ended July 12, 2025	$20,241

Estimated amortization of intangible assets for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2026	$15,494
2027	$33,052
2028	$31,423
2029	$29,222
2030	$28,125

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The company financed approximately 2,300 and 2,500 IDPs’ distribution rights as of July 18, 2026 and January 3, 2026, respectively, all with varied financial histories and credit risks. Interest income recognized by the company mostly relates to these notes receivable.

At July 18, 2026 and January 3, 2026, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	July 18, 2026	January 3, 2026
Distributor notes receivable	$129,910	$130,723
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(21,577)	(22,241)
Long-term portion of distributor notes receivable	$108,333	$108,482

The fair value of the company’s variable rate debt at July 18, 2026 approximates the recorded value. The fair value of the company's senior notes, as discussed in Note 14, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair values of the senior notes is presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
3.500% senior notes due 2026 ("2026 notes")	$399,885	$399,339	2
2.400% senior notes due 2031 ("2031 notes")	$496,589	$434,863	2
5.750% senior notes due 2035 ("2035 notes")	$495,083	$480,504	2
6.200% senior notes due 2055 ("2055 notes")	$294,689	$255,346	2

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

Commodity Risk

The company enters into commodity derivatives designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, and diesel fuel are also important commodity inputs. All of the company’s commodity derivatives are Level 1 assets and liabilities as of July 18, 2026 and January 3, 2026.

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2027. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at July 18, 2026 and January 3, 2026, respectively, qualified for hedge accounting.

Interest Rate Risk

The company's hedge portfolio did not contain any interest rate derivatives as of July 18, 2026 and January 3, 2026.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 18, 2026		January 3, 2026		July 18, 2026		January 3, 2026
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$3,476	Other current assets	$46	Other accrued liabilities	$552	Other accrued liabilities	$546
Commodity contracts	Other assets	218	Other assets	—	Other long-term liabilities	9	Other long-term liabilities	—
Total		$3,694		$46		$561		$546

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	July 18, 2026	July 12, 2025	into Income (Effective Portion)(2)	July 18, 2026	July 12, 2025
Interest rate contracts	$—	$—	Interest expense	$158	$158
Commodity contracts	(366)	(683)	Production costs(3)	(442)	43
Total	$(366)	$(683)		$(284)	$201

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships(1)	July 18, 2026	July 12, 2025	into Income (Effective Portion)(2)	July 18, 2026	July 12, 2025
Interest rate contracts	$—	$3,160	Interest expense	$369	$328
Commodity contracts	2,351	(4,929)	Production costs(3)	(768)	362
Total	$2,351	$(1,769)		$(399)	$690
1.
Amounts in parentheses, if any, indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025, related to the company’s commodity risk hedges.

At July 18, 2026, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parenthesis indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$180	$4,088	$4,268
Expiring in 2026	2,021	—	2,021
Expiring in 2027	329	—	329
Total	$2,530	$4,088	$6,618

Derivative Transactions Notional Amounts

As of July 18, 2026, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$8,214
Soybean oil contracts	11,037
Natural gas contracts	5,087
Corn contracts	1,024
Total	$25,362

The company’s derivative instruments contain no credit-risk related contingent features at July 18, 2026. As of July 18, 2026 and January 3, 2026, the company had $2.9 million and $4.3 million, respectively, in other current assets representing collateral for hedged positions. As of July 18, 2026 and January 3, 2026, the company had $4.3 million and $2.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

11. OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of (amounts in thousands):

	July 18, 2026	January 3, 2026
Prepaid assets	$4,897	$4,408
Service contracts	15,513	20,993
Prepaid insurance	3,973	7,868
Prepaid marketing and promotions	5,137	1,669
Fair value of derivative instruments	3,476	46
Collateral to counterparties for derivative positions	2,857	4,257
Income taxes receivable	13,467	25,749
Other	2,989	262
Total	$52,309	$65,252

Other non-current assets consist of (amounts in thousands):

	July 18, 2026	January 3, 2026
Unamortized financing fees	$3,418	$1,900
Investments	2,142	2,223
Investment in unconsolidated affiliate	1,481	1,481
Fair value of derivative instruments	218	—
Deposits	3,383	3,328
Noncurrent postretirement benefit plan asset	3,834	4,065
Other	33	320
Total	$14,509	$13,317

12. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	July 18, 2026	January 3, 2026
Employee compensation	$36,684	$34,467
Employee vacation	21,067	19,431
Restructuring-related accruals	332	750
Employee bonus	19,186	28,965
Fair value of derivative instruments	552	546
Self-insurance reserves	40,286	37,166
Bank overdraft	4,435	3,635
Accrued interest	24,745	21,868
Accrued utilities	6,193	6,559
Accrued taxes	14,496	6,787
Accrued advertising	5,090	5,435
Accrued legal settlements	11,000	—
Accrued legal costs	3,058	1,762
Accrued short-term deferred income	2,574	2,295
Collateral due to counterparties for derivative positions	4,295	2,136
Short-term portion of acquisition consideration payable to seller	12,654	12,654
Other	5,811	5,673
Total	$212,458	$190,129

Other long-term liabilities consist of (amounts in thousands):

	July 18, 2026	January 3, 2026
Deferred income	$3,548	$4,277
Deferred compensation	26,272	29,805
Acquisition consideration payable to seller	2,877	5,218
Other	3,953	2,501
Total	$36,650	$41,801

13. ASSETS HELD FOR SALE

The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 18, 2026 and January 3, 2026, respectively (amounts in thousands):

	July 18, 2026	January 3, 2026
Distribution rights	$24,403	$23,205
Property, plant and equipment	3,498	3,485
Total assets held for sale	$27,901	$26,690

14. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 6, Leases) consisted of the following at July 18, 2026 and January 3, 2026, respectively (amounts in thousands):

	July 18, 2026	January 3, 2026
Unsecured credit facility	$—	$5,000
2026 notes	399,885	399,575
2031 notes	496,589	496,193
2035 notes	495,083	494,776
2055 notes	294,689	294,588
Accounts receivable repurchase facility	—	65,000
	1,686,246	1,755,132
Less current maturities of long-term debt	(399,885)	(399,575)
Total long-term debt	$1,286,361	$1,355,557

As of July 18, 2026 and January 3, 2026, the 2026 notes are classified within the current maturities of long-term debt as they mature in less than one year.

The company had standby letters of credit (“LOCs”) outstanding of $8.2 million and $8.4 million at July 18, 2026 and January 3, 2026, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

Accounts Receivable Repurchase Facility, Credit Facility, and Term Loan Facility

Accounts Receivable Repurchase Facility. On April 14, 2023, the company entered into a $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, the company has the ability to request up to $50.0 million in additional commitment, for a total of up to $250.0 million, subject to approval of the funding parties and to the satisfaction of certain customary conditions of the facility. On April 14, 2026, the company entered into Amendment No. 3 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined in the Master Framework Agreement) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 18, 2026 and January 3, 2026, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the twenty-eight weeks ended July 18, 2026

Amount (thousands)
Balance at January 3, 2026	$65,000
Borrowings	45,000
Payments	(110,000)
Balance at July 18, 2026	$—

The table below presents the net amount available for working capital and general corporate purposes under the repurchase facility as of July 18, 2026:

Amount (thousands)
Gross amount available	$200,000
Outstanding	—
Available for withdrawal	$200,000

Amounts available for withdrawal under the repurchase facility are determined as the lesser of the total repurchase facility limit and a formula derived amount based on qualifying trade receivables. The table below presents the highest and lowest outstanding balance under the repurchase facility during the twenty-eight weeks ended July 18, 2026:

Amount (thousands)
High balance	$85,000
Low balance	$—

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the sixteen weeks ended April 25, 2026 related to the third amendment. The balance of unamortized financing costs was $0.4 million and $0.3 million on July 18, 2026 and January 3, 2026, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Credit Facility. On February 5, 2025, the company entered into a credit agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “credit agreement” and the revolving credit facility thereunder, the “credit facility”). Under the credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following terms and conditions: (i) a maturity date of February 5, 2030; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.75% and (2) SOFR loans with a range of 0.815% to 1.75%, in each case, based on (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; (iii) an applicable facility fee with a range of 0.06% to 0.25%, due quarterly on all commitments under the credit agreement, based on the more favorable (to the company) of (x) the leverage ratio of the company and its subsidiaries and (y) the company’s debt rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permits the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio no greater than 3.75 to 1.00 for at least two fiscal quarters. As discussed in more detail below, the company is in one such covenant holiday.

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

The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet its presently foreseeable financial requirements. As of July 18, 2026 and January 3, 2026, the company was in compliance with all restrictive covenants under the new credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.3 million during the first quarter of Fiscal 2026 related to the first amendment. The balance of unamortized financing costs was $1.7 million and $1.6 million on July 18, 2026 and January 3, 2026, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial

Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the twenty-eight weeks ended July 18, 2026.

Amount (thousands)
Balance at January 3, 2026	$5,000
Borrowings	7,000
Payments	(12,000)
Balance at July 18, 2026	$—

The table below presents the net amount available under the credit facility as of July 18, 2026:

Amount (thousands)
Gross amount available	$500,000
Outstanding	—
Letters of credit	(8,200)
Available for withdrawal	$491,800

The table below presents the highest and lowest outstanding balance under the credit facility, during the twenty-eight weeks ended July 18, 2026:

Amount (thousands)
High balance	$5,000
Low balance	$—

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

The company incurred financing costs at inception of the term loan of $1.3 million and will be amortized over the life of the borrowing once the drawing occurs. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheet. At July 18, 2026, $400.0 million was available for withdrawal.

Aggregate maturities of debt outstanding as of July 18, 2026 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2026	$400,000
2027	—
2028	—
2029	—
2030	—
2031 and thereafter	1,300,000
Total	$1,700,000

15. VARIABLE INTEREST ENTITIES

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as variable interest entities ("VIEs"). The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

As of July 18, 2026 and January 3, 2026, there was $122.7 million and $122.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

For any potential refunds that may be due to the company as a result of the February 20, 2026 ruling from the U.S. Supreme Court regarding tariffs on certain imported goods that were imposed in Fiscal 2025 and Fiscal 2026 under the International Emergency Economic Powers Act (“IEEPA”), the company’s current accounting policy is to account for any such tariff refunds by applying the gain contingency accounting model. Accordingly, the company has recognized and will recognize any IEEPA tariff refunds when all contingencies have been resolved and the gain is realized or realizable.

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

17. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net income	$40,656	$58,365	$82,711	$111,363
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,132	211,386	211,982	211,276
Basic earnings per common share	$0.19	$0.28	$0.39	$0.53
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,132	211,386	211,982	211,276
Add: Shares of common stock assumed issued upon vesting of restricted stock	361	605	563	808
Diluted weighted average shares outstanding for common stock	212,493	211,991	212,545	212,084
Diluted earnings per common share	$0.19	$0.28	$0.39	$0.53

There were 4,452,926 and 2,011,492 anti-dilutive shares during the twelve weeks ended July 18, 2026 and July 12, 2025, respectively. There were 4,263,394 and 1,979,063 anti-dilutive shares during the twenty-eight weeks ended July 18, 2026 and July 12, 2025, respectively.

18. STOCK-BASED COMPENSATION

The following is a summary of the activity under the company's 2014 Omnibus Equity and Incentive Compensation Plan (the "Omnibus Plan") and the 2026 Equity and Incentive Compensation Plan (the "2026 EICP"). On April 2, 2026, our Board of Directors approved and adopted the 2026 EICP and it was approved by our shareholders on May 29, 2026. The 2026 EICP authorizes the compensation and human capital committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards to provide our officers, key employees, and non-employee directors’ incentives and rewards for performance. Equity awards granted on or after May 29, 2026 are governed by the 2026 EICP. Awards granted under the 2026 EICP are limited to the authorized amount of 8,400,000 shares. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the twenty-eight weeks ended July 18, 2026 is discussed below.

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

The following performance-contingent TSR Shares have been granted during the twenty-eight weeks ended July 18, 2026 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	545	3/1/2029	$12.24

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

The performance condition for the ROIC Shares generally requires the company's average return on invested capital to exceed its average weighted cost of capital by between 1.50 to 4.50 percentage points for the 2026, 2025, 2024 awards (the "ROI Target") over the three fiscal year performance period. The 2024 award is being expensed at our current estimated payout percentage of 150% of ROI Target, and the 2025 and 2026 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the twenty-eight weeks ended July 18, 2026 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	545	3/1/2029	$10.88

The table below presents the TSR modifier share adjustment (a 13.25% final payout), ROIC modifier share adjustment (a 125% final payout), accumulated dividends on vested shares, and the tax benefit at vesting of the performance-contingent restricted stock awards (amounts in thousands, except for share data):

Award Granted	Fiscal Year Vested	TSR Modifier Decrease Shares	ROIC Modifier Increase Shares	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2023	2026	(300,150)	86,316	$1,352	$(4,497)	$4,609

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 18, 2026 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 3, 2026	1,721	$25.53
Granted	1,090	$11.56
Grant increase for achieving the ROIC modifier	86	$27.85
Grant decrease for not achieving the TSR modifier	(300)	$27.85
Vested	(478)	$27.85
Forfeited	(75)	$21.17
Nonvested shares at July 18, 2026	2,044	$17.15

As of July 18, 2026, there was $17.4 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.90 years.

Time-Based Restricted Stock Units ("TBRSU Shares")

The following TBRSU Shares have been granted under the plans during the twenty-eight weeks ended July 18, 2026 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	2,173	Equally over 3 years	$10.32
6/15/2026	26	Equally over 3 years	$7.70

The TBRSU Shares activity for the twenty-eight weeks ended July 18, 2026 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 3, 2026	1,544	$20.57
Vested	(576)	$22.12
Granted	2,199	$10.32
Forfeitures	(219)	$15.80
Nonvested shares at July 18, 2026	2,948	$13.27	2.15	$24,302

The table below presents the accumulated dividends on vested shares and the tax expense at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2025	2026	$270	$(693)	$2,830
2024	2026	$443	$(697)	$2,365
2023	2026	$195	$(478)	$706

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025, (amounts in thousands):

	For the Twelve Weeks Ended
	July 18, 2026	July 12, 2025
Performance-contingent restricted stock awards	$2,706	$3,479
TBRSU Shares	4,071	3,276
Deferred and restricted stock	303	413
Total stock-based compensation	$7,080	$7,168

	For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025
Performance-contingent restricted stock awards	$7,342	$10,597
TBRSU Shares	11,149	7,591
Deferred and restricted stock	838	981
Total stock-based compensation	$19,329	$19,169

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

There were no contributions made by the company to any plan during the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025.

The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Service cost	$231	$182	$539	$426
Interest cost	348	322	813	752
Expected return on plan assets	(301)	(318)	(703)	(743)
Amortization of prior service cost	80	(48)	186	(112)
Amortization of net loss	(39)	(44)	(90)	(102)
Total net periodic pension cost	$319	$94	$745	$221

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Total cost and employer contributions	$8,195	$8,484	$19,278	$19,261

20. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended July 18, 2026 was 25.1% compared to 25.6% for the twelve weeks ended July 12, 2025. The decrease in the rate was primarily due to year-over-year differences in state income taxes recorded discretely. During the twelve weeks ended July 18, 2026 and July 12, 2025, the primary differences in the effective rate and the statutory rate were state income taxes.

The company’s effective tax rate for the twenty-eight weeks ended July 18, 2026 was 27.6% compared to 25.6% for the twenty-eight weeks ended July 12, 2025. The increase in the rate was primarily due to an increased discrete tax expense in the current year when compared to the prior year. For the periods presented, the discrete items in the effective rate relate to state income taxes and shortfalls on the vesting of stock-based compensation awards. During the twenty-eight weeks ended July 18, 2026 and July 12, 2025, the primary differences in the effective rate and the statutory rate were state income taxes and shortfalls related to the vesting of stock-based compensation awards.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 18, 2026, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 18, 2026 should be read in conjunction with the Form 10-K. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales for variable consideration and consideration payable to customers.

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

Additionally, detailed below are expense (recovery) items affecting comparability that will provide greater context while reading this discussion. For more information regarding these items, see the reference to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q as indicated in the table:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended		Footnote
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$1,010	$471	$2,251	$1,362	Note 1
Restructuring charges	—	—	1,652	573	Note 3
Restructuring-related implementation costs	5,545	2,896	13,772	7,184	Note 3
Plant closure costs and impairment of assets	—	—	—	7,397	Note 1
Recovery on inferior ingredients	(1,963)	—	(1,963)	—	Note 1
Legal settlements and related costs	—	205	14,400	902	Note 16
Acquisition and integration-related costs	—	871	1,897	14,635	Note 5
	$4,592	$4,443	$32,009	$32,053
•
Business process improvement costs The upgrade of our ERP system, which is part of our transformation strategy initiatives, is being deployed through a phased approach and is anticipated to be completed in Fiscal 2027. We currently estimate total costs for the ERP upgrade will be approximately $325 million (of which approximately 42% has been or is anticipated to be capitalized). As of July 18, 2026, we have incurred costs related to the project of approximately $275 million. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $30.0 million for Fiscal 2026. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, are detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.
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

This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. In the first quarter of Fiscal 2026, we incurred additional RIF-related costs of $1.7 million and we made RIF payments of $0.8 million and $1.3 million in the first and second quarters of Fiscal 2026, respectively. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income. The company incurred consulting costs associated with these restructuring activities as detailed in the table above and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

Subsequent to the second quarter of Fiscal 2026, we began implementing a reorganization effort to improve efficiency, simplify our operating structure, and better align resources with our highest-priority growth opportunities. Our focus is to create a more agile organization, reduce complexity, and better meet our customers' needs. We anticipate incurring costs of approximately $6.0 million which are largely related to severance. This review is ongoing and we anticipate additional restructuring charges and related implementation costs in subsequent quarters.

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

As of July 18, 2026, the company had $102.2 million of spare parts and supplies which are maintained primarily to support our manufacturing operations. Subsequent to the end of the second quarter of Fiscal 2026, the company commenced a detailed review of its spare parts and supplies. The review includes consideration of, among other factors, the usability of individual parts, whether the equipment supported by such parts remains in service, historical and expected future usage, and other indicators of obsolescence. Based on information currently available, it is reasonably possible that the review could result in a material change to the carrying value of our spare parts and supplies, however, we are not able to reasonably estimate the amount with any certainty at this time. The review is ongoing and is expected to be completed by the end of Fiscal 2026.

•
Recovery on inferior ingredients In the fourth quarter of Fiscal 2025, the company recognized $2.7 million of identifiable and measurable costs associated with product losses. These product losses resulted from inferior coconut sugar and cashew flour used in certain of Simple Mills' products due to tiny fragments of metal present in the ingredients, and from the presence of gluten in certain of Canyon Bakehouse's gluten-free products. During the second quarter of Fiscal 2026, the company received a partial reimbursement of $2.0 million related to Simple Mills' loss. We continue to seek recovery of all losses through appropriate means. The recovery is included as a separate line item of the Condensed Consolidated Statements of Income.
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
•
Simple Mills acquisition and integration-related costs On February 21, 2025, the company completed the acquisition of Simple Mills, maker of a premium brand of better-for-you crackers, cookies, snack bars, and baking mixes, for total consideration of $846.2 million. The acquisition expanded our presence in the better-for-you snacking category, diversifying our category exposure, and enhancing the company's growth and margin prospects. Founded in 2012, Simple Mills is a market-leading natural brand and its products are made with simple ingredients, pioneered from using nutrient-dense nut, seed, and vegetable flours, attracting natural and mainstream consumers alike. Simple Mills' products are produced by co-manufacturers and distributed via warehouse distribution, and are available nationwide. The company funded the cash consideration and the related acquisition fees and expenses with the net proceeds of the 2035 notes and 2055 notes offerings completed on February 14, 2025. We incurred acquisition and integration-related costs as detailed in the table above and these costs are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

Executive Overview

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, shifts in consumer preferences, and the current promotional environment of the fresh packaged bread category. Other factors include supply chain disruptions, including the impacts of tariffs on our costs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East. Our results for the first half of Fiscal 2026 as compared to the prior year period were negatively impacted by volume-driven sales declines, partially offset by the benefit of sales increases attributed to the Simple Mills acquisition and price increases we have implemented. Volume declines resulted from increased market share contraction due to a highly competitive and volatile marketplace and continued weakness in the fresh packaged bread category, most notably for branded traditional loaf breads.

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

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 4.0% for the twelve weeks ended July 18, 2026 compared to the same quarter in the prior year due to volume declines of 5.8%, partially offset by positive price/mix of 1.8%. Branded Retail sales decreased 3.8% from volume declines of 7.6%, net of positive price/mix of 3.8%. Branded Retail sales were negatively impacted by increased marketplace competition and the challenging consumer environment which resulted in significant market share losses. Sales in the Other sales category decreased 4.4% on volume declines of 3.4%, partly due to discontinued business, and unfavorable price/mix of 1.0%.

Sales decreased 1.2% for the twenty-eight weeks ended July 18, 2026 compared to the same period in the prior year due to volume declines of 4.4%, partially offset by the acquisition contribution (cycled on February 21, 2026) of 1.3% and positive price/mix of 1.9%. Branded Retail sales increased 0.1% with the acquisition contributing 2.0% and positive price/mix contributing 3.9%, mostly offset by volume declines of 5.8%. Traditional loaf breads experienced the largest volume declines. Sales in the Other sales category decreased 3.6% due to declines in store branded retail sales, partially offset by increased non-retail sales. Marketplace volatility and a challenging consumer environment negatively impacted volumes for both sales categories.

For the twelve weeks ended July 18, 2026, income from operations was $68.1 million compared to $93.4 million in the prior year quarter. The decrease resulted mostly from sales declines combined with higher incentive compensation expense, greater marketing investments, increased logistics costs, and greater outside purchases of product related to Simple Mills. These increases were partially offset by lower ingredient costs and distributor distribution fees.

Income from operations for the twenty-eight weeks ended July 18, 2026 was $147.9 million compared to $178.5 million in the prior year period. Sales declines, higher outside purchases of product, increased legal settlements, increased incentive compensation expense, and greater restructuring charges and related implementation costs resulted in the decrease. Lower acquisition and integration costs, the prior year plant closure costs, and lower ingredient costs and distributor distribution fees partially offset the overall decrease.

Net income for the twelve weeks ended July 18, 2026 was $40.7 million compared to $58.4 million in the prior year quarter. The decrease quarter over quarter resulted primarily from lower income from operations, as described above.

For the twenty-eight weeks ended July 18, 2026, net income was $82.7 million compared to $111.4 million in the prior year period. The decrease resulted primarily from lower income from operations, as described above, increased interest expense, and a higher effective tax rate primarily due to shortfalls related to vesting of stock incentive awards.

During the twenty-eight weeks ended July 18, 2026, we generated net cash flows from operations of $241.5 million, invested $44.5 million in capital expenditures, and decreased our indebtedness by $70.0 million. Additionally, we paid $81.0 million in dividends to our shareholders. On April 6, 2026, we entered into a $400.0 million senior unsecured delayed draw term loan credit facility (the "term loan facility") which provides us with a prepayable financing structure. The proceeds from the facility will be used to finance the repayment in full of the 2026 notes. Additionally, on April 6, 2026, we amended the $500.0 million senior unsecured revolving credit facility (the "credit facility") to, among other things, extend the covenant holiday currently in effect to October 9, 2027 and add an additional tier to the pricing grid. On April 14, 2026, we amended the accounts receivable repurchase facility (the "repurchase facility") to, among other things, extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029. On May 21, 2026, our Board of Directors reset the dividend to an annual rate of $0.50 per share.

During the twenty-eight weeks ended July 12, 2025, we generated net cash flows from operations of $266.5 million, paid $791.9 million of the total consideration of $846.2 million for the Simple Mills acquisition, invested $56.4 million in capital expenditures, and increased our indebtedness by $734.9 million primarily to fund the acquisition. Also, in the prior year period, we paid $104.8 million in dividends to our shareholders.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and twenty-eight weeks ended July 18, 2026 and July 12, 2025 are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025	Dollars	%
Net sales	$1,192,935	$1,242,835	100.0	100.0	$(49,900)	(4.0)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	615,005	636,060	51.6	51.2	(21,055)	(3.3)
Selling, distribution and administrative expenses	473,185	473,537	39.7	38.1	(352)	(0.1)
Recovery on inferior ingredients	(1,963)	—	(0.2)	—	(1,963)	NM
Depreciation and amortization	38,579	39,826	3.2	3.2	(1,247)	(3.1)
Income from operations	68,129	93,412	5.7	7.5	(25,283)	(27.1)
Other components of net periodic pension and postretirement benefit plans cost (credit)	88	(88)	0.0	(0.0)	176	200.0
Interest expense, net	13,787	15,036	1.2	1.2	(1,249)	(8.3)
Income before income taxes	54,254	78,464	4.5	6.3	(24,210)	(30.9)
Income tax expense	13,598	20,099	1.1	1.6	(6,501)	(32.3)
Net income	$40,656	$58,365	3.4	4.7	$(17,709)	(30.3)
Comprehensive income	$40,606	$57,412	3.4	4.6	$(16,806)	(29.3)

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025	Dollars	%
Net sales	$2,764,512	$2,797,065	100.0	100.0	$(32,553)	(1.2)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,410,394	1,414,406	51.0	50.6	(4,012)	(0.3)
Selling, distribution and administrative expenses	1,116,119	1,107,050	40.4	39.6	9,069	0.8
Restructuring charges	1,652	573	0.1	0.0	1,079	188.3
Plant closure costs and impairment of assets	—	7,397	—	0.3	(7,397)	NM
Recovery on inferior ingredients	(1,963)	—	(0.1)	—	(1,963)	NM
Depreciation and amortization	90,369	89,094	3.3	3.2	1,275	1.4
Income from operations	147,941	178,545	5.4	6.4	(30,604)	(17.1)
Other components of net periodic pension and postretirement benefit plans cost (credit)	206	(205)	0.0	(0.0)	411	200.5
Interest expense, net	33,421	29,084	1.2	1.0	4,337	14.9
Income before income taxes	114,314	149,666	4.1	5.4	(35,352)	(23.6)
Income tax expense	31,603	38,303	1.1	1.4	(6,700)	(17.5)
Net income	$82,711	$111,363	3.0	4.0	$(28,652)	(25.7)
Comprehensive income	$85,533	$108,744	3.1	3.9	$(23,211)	(21.3)

Percentages may not add due to rounding.

NM - not meaningful.

The company disaggregates its sales into two categories, Branded Retail and Other. These categories align with our brand-focused strategy to drive above-market growth via innovation and focusing on higher-margin products. The Other category includes store branded retail and non-retail sales (foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing).

TWELVE WEEKS ENDED JULY 18, 2026 COMPARED TO TWELVE WEEKS ENDED JULY 12, 2025

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025	Dollars	%
Branded Retail	$794,642	$826,364	66.6	66.5	$(31,722)	(3.8)
Other	398,293	416,471	33.4	33.5	(18,178)	(4.4)
Total	$1,192,935	$1,242,835	100.0	100.0	$(49,900)	(4.0)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	3.8	(1.0)	1.8
Volume*	(7.6)	(3.4)	(5.8)
Total percentage change in net sales	(3.8)	(4.4)	(4.0)

Sales decreased quarter over quarter due to lower volumes for both sales categories and negative price/mix for the Other category, net of favorable price/mix for the Branded Retail category. Price/mix benefited from price increases we implemented starting in the fourth quarter of the prior year to offset input cost inflation as well as Simple Mills' comprising a larger percentage of sales. Our promotional activity increased quarter over quarter, as a result of targeting more differentiated and premium-priced items which aligns with changing consumer preferences.

Branded Retail Sales

Branded Retail sales decreased 3.8% quarter over quarter due to significant volume declines, partially offset by positive price/mix. Volumes were negatively impacted by significant market share declines from increased marketplace competition and continued weakness in the fresh packaged bread category driven by changes in consumer preferences and inflationary pressure on consumer spending. The largest volume declines were in branded traditional loaf products and branded organic products. Growth in sales of Simple Mills cookies, Wonder cake and breakfast breads and Nature's Own Keto protein products partially offset the volume decline. Price/mix benefitted from positive pricing actions.

To reinvigorate Nature's Own, we transformed these products to include fewer, simpler ingredients and launched a marketing campaign during the second quarter promoting the brand's more consumer-relevant qualities and new packaging. We also introduced a Keto protein loaf in the first quarter of Fiscal 2026 and Keto protein buns in the second quarter of Fiscal 2026 to address changes in consumer preferences. Other more recently introduced products include Canyon Bakehouse gluten-free sourdough loaf, DKB mini bagels and sourdough loaf, and additional Wonder cake items. Additionally, Simple Mills continues to innovate, introducing a number of new products and pack sizes.

Other Sales

Sales in the Other category decreased 4.4% due to volume declines for store-branded retail products and unfavorable price/mix. Store branded retail sales declined primarily due to volume losses partly from discontinued business. Our non-retail sales were relatively consistent with the prior year quarter as volume growth was offset by unfavorable price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 18, 2026 % of Sales	July 12, 2025 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	27.1	27.9	(0.8)
Workforce-related costs	15.0	14.0	1.0
Other	9.5	9.3	0.2
Total	51.6	51.2	0.4

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Materials, supplies, labor and other production costs as a percent of sales increased quarter over quarter primarily due to significantly lower production volumes which contributed to higher workforce-related costs, and greater outside purchases of product (sales with no associated ingredient costs). Lower ingredient costs as a percent of sales and positive sales price/mix partially offset the increase. Outside purchases of product are included in the Other line item in the table above, the majority of which relate to purchases of Simple Mills products, all of which are co-manufactured. Ingredient costs decreased as a percent of sales due to greater outside purchases of product, positive sales price/mix, and lower pricing for commodities, particularly flour, sweeteners and eggs. Higher costs for other ingredients, such as oils and cocoa, the impact of tariffs, and increased scrap partially offset the decrease. We expect the impact of lower production volumes to continue to negatively impact our operations.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	July 18, 2026 % of Sales	July 12, 2025 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	13.2	12.7	0.5
Distributor distribution fees	11.3	11.6	(0.3)
Other	15.2	13.8	1.4
Total	39.7	38.1	1.6

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Workforce-related costs increased as a percent of sales quarter over quarter primarily due to higher incentive compensation costs and wage inflation on lower sales, partially offset by benefits from cost saving initiatives. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs partly due to Simple Mills' sales, which are warehouse-delivered, comprising a larger portion of our total sales. The increase in the Other line item in the table above mostly relates to greater marketing investments, higher logistics costs, and increased restructuring-related implementation costs (as discussed in the matters affecting comparability section above). We launched a marketing campaign for Nature's Own during the second quarter of Fiscal 2026 to highlight a more consumer-relevant brand with fewer, simpler ingredients and new packaging. The company anticipates elevated marketing expenses for the remainder of Fiscal 2026 to continue promoting the Nature's Own brand. Rising fuel costs on lower sales volumes primarily resulted in higher logistics costs as a percent of sales.

Recovery on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding this item.

Depreciation and Amortization Expense

Depreciation and amortization expense for the second quarter of Fiscal 2026 decreased in dollars as compared to the prior year quarter primarily due to lower amortization expense resulting from certain intangible assets being written off in the fourth quarter of Fiscal 2025.

Income from Operations

Income from operations for the twelve weeks ended July 18, 2026 decreased in dollars and as a percent of sales compared to the prior year quarter primarily due to the impact of sales declines on operating costs.

Interest Expense, Net

Net interest expense decreased in dollars as compared to the prior year quarter primarily due to lower debt outstanding period over period.

Income Tax Expense

The effective tax rate for the twelve weeks ended July 18, 2026 was 25.1% compared to 25.6% in the prior year quarter. The decrease in the rate quarter over quarter was primarily due to favorable discrete items related to state income taxes in the current year quarter. For both periods presented, the primary differences in the effective rate and statutory rate were state income taxes.

Comprehensive Income

Comprehensive income decreased primarily due to the decrease in net income quarter over quarter.

TWENTY-EIGHT WEEKS ENDED JULY 18, 2026 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 12, 2025

Sales (dollars in thousands)

	Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025	Dollars	%
Branded Retail	$1,839,860	$1,837,551	66.6	65.7	$2,309	0.1
Other	924,652	959,514	33.4	34.3	(34,862)	(3.6)
Total	$2,764,512	$2,797,065	100.0	100.0	$(32,553)	(1.2)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	3.9	(1.0)	1.9
Volume*	(5.8)	(2.6)	(4.4)
Acquisition until cycled on February 21, 2026	2.0	—	1.3
Total percentage change in net sales	0.1	(3.6)	(1.2)

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

Sales decreased period over period due to lower volumes for both sales categories and negative price/mix for the Other category, partially offset by the Simple Mills acquisition contribution (cycled on February 21, 2026) of 1.3% and favorable price/mix for the Branded Retail category. Price/mix benefited from price increases we started implementing in the fourth quarter of the prior year and from Simple Mills sales comprising a larger percentage of our consolidated sales. Our promotional activity increased period over period, as a result of targeting more differentiated and premium-priced items which aligns with changing consumer preferences.

We anticipate our Fiscal 2026 sales will be lower than Fiscal 2025 sales due to the additional week in Fiscal 2025 and continued weakness in the fresh packaged bread category. The sales benefit from the Simple Mills acquisition contribution (acquired on February 21, 2025), growth in more differentiated products, including Simple Mills' products, and the benefit of price increases implemented in the fourth quarter of Fiscal 2025 are anticipated to partially offset the sales decrease.

Branded Retail Sales

Branded Retail sales increased modestly period over period due to the Simple Mills acquisition contribution and favorable price/mix, mostly offset by volume declines. Volumes were impacted by intense marketplace competition and the challenging consumer environment resulting in significant declines in market share. Contraction of the fresh packaged bread category has continued driven by changes in consumer preferences and inflationary pressure on consumer spending. We experienced the largest volume declines for branded traditional loaf products. Growth in Simple Mills, Wonder cake and breakfast bread, and Nature's Own Keto products partially offset the volume decline. Price/mix benefitted from Simple Mills products comprising a larger percentage of our Branded Retail sales and from positive pricing actions.

To address changes in consumer preferences, we reformulated the Nature's Own products to include fewer, simpler ingredients and introduced additional varieties of small loaves, a Keto multi-grain loaf, and Keto protein loaf and bun products. Other more recently introduced products include DKB sandwich rolls, sourdough loaf products, and mini bagels as well as innovation for Simple Mills with new products and pack sizes.

Other Sales

Sales in the Other category decreased 3.6% due to unfavorable price/mix and decreased volume for store-branded retail products, partially offset by improved volume for non-retail sales. Store branded retail sales declined primarily due to discontinued business. Our non-retail sales increased primarily due to growth in vending.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 18, 2026 % of sales	July 12, 2025 % of sales	(Decrease) as a % of sales
Ingredients and packaging	26.7	28.2	(1.5)
Workforce-related costs	14.9	14.4	0.5
Other	9.4	8.0	1.4
Total	51.0	50.6	0.4

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Materials, supplies, labor and other production costs as a percent of sales increased primarily due to increased outside purchases of product (sales with no associated ingredient costs) combined with the impact of lower production volumes. Workforce-related costs increased as a percent of sales due to the impact of lower production volumes and higher incentive compensation costs. Lower ingredient costs as a percent of sales partially offset the increase. Outside purchases of product are included in the Other line item in the table above, the majority of which relate to purchases of Simple Mills products, all of which are co-manufactured. The decrease in ingredient costs as a percent of sales was due to increased outside purchases of product and positive sales price/mix as well as lower pricing for commodities, particularly flour, sweeteners and eggs. Increased costs for other ingredients, such as oils and cocoa, the impact of tariffs, and increased scrap partially offset the decrease. We expect the impact of lower production volumes to continue to negatively impact our operations.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twenty-Eight Weeks Ended		Increase
Line item component	July 18, 2026 % of sales	July 12, 2025 % of sales	(Decrease) as a % of sales
Workforce-related costs	13.5	13.0	0.5
Distributor distribution fees	11.4	12.1	(0.7)
Other	15.5	14.5	1.0
Total	40.4	39.6	0.8

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Workforce-related costs increased as a percent of sales primarily due to a shift away from distributor distribution fees and higher incentive compensation costs, partially offset by benefits of cost savings programs we have implemented. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs due to Simple Mills' sales which are warehouse-delivered and from converting to an employee-based model in California. The California conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to higher legal settlements, greater restructuring-related implementation costs, and increased marketing investments, partially offset by higher acquisition and integration-related costs in the prior year period. We launched a marketing campaign for Nature's Own during the second quarter of Fiscal 2026 to highlight a more consumer-relevant brand. The company anticipates additional marketing investments in the third and fourth quarters of Fiscal 2026 to continue promoting the Nature's Own brand.

Restructuring Charges, Plant Closure Costs and Impairment of Assets, and Recovery on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the first half of Fiscal 2026 increased in dollars and as a percent of sales as compared to the prior year period primarily due to assets being placed in service.

Income from Operations

Income from operations for the twenty-eight weeks ended July 18, 2026 decreased in dollars and as a percent of sales compared to the prior year period primarily due to sales declines on higher operating costs, partially offset by the prior year plant closure costs.

Interest Expense, Net

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period due to the issuance of the 2035 notes and 2055 notes on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses.

Income Tax Expense

The effective tax rate for the twenty-eight weeks ended July 18, 2026 was 27.6% compared to 25.6% in the prior year period. The increase in the rate was primarily due to an increased shortfall tax expense on stock-based compensation, partially offset by a favorable tax impact recognized for acquisition-related costs. For both periods presented, the primary differences in the effective rate and statutory rate were related to state income taxes and shortfalls on the vesting of stock-based compensation awards.

Comprehensive Income

Comprehensive income decreased primarily due to the decrease in net income period over period, net of changes in the fair value of derivatives.

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

Although there has been no material adverse impact on our results of operations, liquidity or cash flows for the twenty-eight weeks ended July 18, 2026, volatility in global and U.S. economies, as a result of, among other things, the inflationary economic environment, weakness in the fresh packaged bread category, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East, could significantly impact our ability to generate future cash flows. We continue to evaluate these various potential business risks, which include, among other risks, the possibility of future economic downturns that could shift consumer demand away from our Branded Retail products to store branded products, shifts in consumers' preferences and buying patterns away from packaged bread items, supply chain disruptions that have impacted, and could continue to impact, the procurement and cost of raw materials and packaging items (including the impacts of tariffs and retaliatory tariffs), and the workforce available to us.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. Although we do not currently anticipate a need, we also believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. As of July 18, 2026, we had total available liquidity of $1,144.6 million, consisting of cash on hand and the available balances under the term loan facility, credit facility, and the repurchase facility. As of July 18, 2026, the company has a $13.5 million federal income tax receivable.

Liquidity Discussion for the Twenty-Eight Weeks Ended July 18, 2026 and July 12, 2025

Cash and cash equivalents were $52.8 million at July 18, 2026 and $12.1 million at January 3, 2026. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash Flow Component	July 18, 2026	July 12, 2025	Change
Cash provided by operating activities	$241,545	$266,463	$(24,918)
Cash disbursed for investing activities	(44,760)	(871,387)	826,627
Cash (disbursed for) provided by financing activities	(156,119)	610,964	(767,083)
Total change in cash	$40,666	$6,040	$34,626

Cash Flows Provided by Operating Activities:

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for information regarding the impairment of assets.
•
For the twenty-eight weeks ended July 18, 2026, the deferred income tax activity reflects the impact of the shortfall on the vesting of stock equity awards and deferred income tax activity related to accrued legal expenses. Additionally, for the current and prior year periods ended July 18, 2026 and July 12, 2025, the deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards, initial year 100% bonus depreciation, and the partial deduction of research and development expenses previously capitalized under Internal Revenue Code Section 174.
•
Changes in accounts receivable were mainly attributable to changes in sales period over period and increases in days sales outstanding. Changes in inventories resulted primarily from volatility in input costs and the timing of sell-through of inventories. Changes in accounts payable for the current year period were mainly attributable to volatility in input prices, and changes for the prior year period were mainly due to extending payment terms and volatility in input prices.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
Changes in other assets primarily resulted from changes in income tax receivables and prepaid assets. Changes in legal settlement, employee compensation, interest, and insurance liability accruals primarily resulted in the change in other accrued liabilities in each respective period. During the first quarter of Fiscal 2026 and Fiscal 2025, we paid $31.2 million and $53.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.1 million and $1.4 million was paid during the first quarter of Fiscal 2026 and Fiscal 2025, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the twenty-eight weeks ended July 18, 2026, the company accrued $14.4 million in legal settlements and made payments of $3.4 million. During the twenty-eight weeks ended July 12, 2025, the company accrued $2.1 million of legal settlements and paid $1.9 million that had been accrued for in the prior year.

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

Cash Flows (Disbursed for) Provided by Financing Activities:

•
Our Board of Directors declared the following quarterly dividends during the twenty-eight weeks ended July 18, 2026 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
May 21, 2026	June 12, 2026	June 26, 2026	$0.1250	$26,506
February 20, 2026	March 6, 2026	March 20, 2026	$0.2475	$52,201

•
On May 21, 2026, our Board of Directors reset the dividend to an annual rate of $0.50 per share resulting in the decrease in dividends paid as compared to the prior year period. In addition to dividends paid included in the table above, we paid dividends of $2.3 million at the time of vesting of certain restricted stock awards.
•
In the current year period, we paid financing fees associated with the term loan facility and amending the credit facility and repurchase facility. In the prior year period, we paid financing fees associated with issuing the 2035 notes and 2055 notes, refinancing and replacing the previous credit facility with the new credit facility, and amending the repurchase facility.

•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the twenty-eight weeks ended July 18, 2026 and July 12, 2025, we repurchased 383,204 and 286,980 shares of our common stock for $3.8 million and $5.5 million, respectively, under a share repurchase plan approved by our Board of Directors. All of the shares acquired in the current and prior year periods were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations in the prior year period primarily related to issuing the 2035 notes and 2055 notes to fund the Simple Mills acquisition, net of repayments. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at July 18, 2026 and January 3, 2026, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 6, Leases, and Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at
	July 18, 2026	January 3, 2026
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
Long-term debt	$1,686,246	$1,755,132
Right-of-use lease obligations	317,102	325,075
	2,003,348	2,080,207
Less: Current maturities of long-term debt and right- of-use lease obligations	(475,047)	(473,353)
Long-term debt and right-of-use lease obligations	$1,528,301	$1,606,854

Total stockholders' equity
Total stockholders' equity	$1,323,501	$1,303,487

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

The following table details the amounts available and the highest and lowest balances outstanding under our debt facilities during the twenty-eight weeks ended July 18, 2026:

	Amount Available	For the Twenty-Eight Weeks Ended July 18, 2026
	for Withdrawal at	Highest	Lowest
Facility	July 18, 2026	Balance	Balance
	(Amounts in thousands)
Repurchase facility (1)	$200,000	$85,000	$—
Credit facility (2)	491,800	5,000	—
Term loan facility (3)	400,000	—	—
	$1,091,800

(1)
Amount excludes a provision in the repurchase facility agreement which allows the company to request up to $50.0 million in additional commitment.
(2)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in revolving commitments.
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

Similar to the term loan facility, restrictive financial covenants for our other borrowings can include ratios such as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating activities, and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 18, 2026, the company was in compliance with all restrictive covenants under its debt agreements.

At July 18, 2026, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility of raw material and packaging prices. As of July 18, 2026, the company’s hedge portfolio contained commodity derivatives with a net fair value of $3.1 million, based on quoted market prices. Approximately $2.7 million of this amount relates to instruments that will be utilized in Fiscal 2026 and $0.4 million that will be utilized in Fiscal 2027.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 18, 2026, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $2.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 18, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 16, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A., Risk Factors, in the Form 10-K, to which there have been no material changes, for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.

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

During the twelve weeks ended July 18, 2026, 4,806 shares, at a cost of $0.04 million were repurchased under the share repurchase plan. During the twenty-eight weeks ended July 18, 2026, 383,204 shares, at a cost of $3.8 million, were repurchased under the share repurchase plan. From the inception of the share repurchase plan through July 18, 2026, 73.7 million shares, at a cost of $765.3 million, have been repurchased. The company currently has 20.9 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended July 18, 2026 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 26, 2026 — May 23, 2026	—		$—	—		20,872
May 24, 2026 — June 20, 2026	5	*	7.70	5	*	20,867
June 21, 2026 — July 18, 2026	—		—	—		20,867
Total	5		$7.70	5

* These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended July 18, 2026.

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

10.1	*+	—	Form of 2026 Deferred Shares Agreement for Directors.
10.2	+	—	Flowers Foods, Inc. 2026 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 99.1 to Flowers Foods’ Registration Statement on Form S-8, dated May 29, 2026, File No. 1-16247).
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and D. Anthony Scaglione, Chief Financial Officer and Principal Accounting Officer, for the quarter ended July 18, 2026.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended July 18, 2026 has been formatted in Inline XBRL.

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

Date: August 20, 2026