Form 10-Q
period 2026-10-10
FLOWERS FOODS INC
filed 2026-11-12
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 10, 2026

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

(229) 226-9110

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

As of November 6, 2026, the registrant had 212,081,435 shares of common stock, $0.01 par value per share, outstanding.

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
•
impacts from credit rating agency downgrades and our ability to satisfy financial covenants in our credit facility and term loan facility (each defined below), which could have an adverse effect on our costs and availability of capital;
•
risks related to our indebtedness and current leverage profile;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 10, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$72,246	$12,100
Accounts and notes receivable, net of allowances of $20,413 and $18,131, respectively	368,438	352,524
Inventories, net:
Raw materials	75,460	75,240
Packaging materials	30,744	28,455
Finished goods	98,305	97,962
Inventories, net	204,509	201,657
Spare parts and supplies	101,829	97,561
Other	58,374	65,252
Total current assets	805,396	729,094
Property, plant and equipment:
Property, plant and equipment	2,673,801	2,624,997
Less: accumulated depreciation	(1,758,486)	(1,672,272)
Property, plant and equipment, net	915,315	952,725
Financing lease right-of-use assets	—	295
Operating lease right-of-use assets	329,183	320,821
Notes receivable from independent distributor partners	105,546	108,482
Assets held for sale	29,981	26,690
Other assets	11,027	13,317
Goodwill	1,047,119	1,047,775
Customer relationships, net	273,275	292,878
Trademarks - finite-lived, net	201,913	209,147
Trademarks - indefinite-lived	482,500	482,500
Other intangible assets, net	40	137
Total assets	$4,201,295	$4,183,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$399,575
Current maturities of financing leases	—	116
Current maturities of operating leases	79,558	73,662
Accounts payable	359,481	312,675
Other accrued liabilities	196,291	190,129
Total current liabilities	635,330	976,157

Noncurrent long-term debt	1,675,228	1,355,557
Noncurrent financing lease obligations	—	115
Noncurrent operating lease obligations	256,391	251,182
Total long-term debt and right-of-use lease liabilities	1,931,619	1,606,854
Other liabilities:
Postretirement/post-employment obligations	8,871	8,603
Deferred taxes	274,689	246,959
Other long-term liabilities	36,582	41,801
Total other long-term liabilities	320,142	297,363
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $0.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $0.01 stated par value and $0.001 current par value, 500,000,000 authorized shares and 228,729,585 shares issued	199	199
Treasury stock — 16,648,150 shares and 17,551,360 shares, respectively	(261,203)	(277,804)
Capital in excess of par value	735,450	730,145
Retained earnings	841,558	852,074
Accumulated other comprehensive income (loss)	(1,800)	(1,127)
Total stockholders’ equity	1,314,204	1,303,487
Total liabilities and stockholders’ equity	$4,201,295	$4,183,861

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net sales	$1,169,057	$1,226,554	$3,933,569	$4,023,619
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	623,427	638,703	2,033,821	2,053,109
Selling, distribution and administrative expenses	469,640	475,952	1,585,759	1,583,002
Depreciation and amortization	38,347	39,873	128,716	128,967
Plant closure costs and impairment of assets	1,481	—	1,481	7,397
Recovery on inferior ingredients	(632)	—	(2,595)	—
Restructuring charges	4,556	5,510	6,208	6,083
Income from operations	32,238	66,516	180,179	245,061
Interest expense	17,768	18,220	60,283	56,771
Interest income	(4,265)	(3,767)	(13,359)	(13,234)
Other components of net periodic pension and postretirement benefit plans cost (credit)	89	(88)	295	(293)
Income before income taxes	18,646	52,151	132,960	201,817
Income tax expense	4,268	12,617	35,871	50,920
Net income	$14,378	$39,534	$97,089	$150,897
Net income per common share:
Basic:
Net income per common share	$0.07	$0.19	$0.46	$0.71
Weighted average shares outstanding	212,191	211,417	212,045	211,318
Diluted:
Net income per common share	$0.07	$0.19	$0.46	$0.71
Weighted average shares outstanding	212,672	212,107	212,646	212,089
Cash dividends paid per common share	$0.1250	$0.2475	$0.4975	$0.7350

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net income	$14,378	$39,534	$97,089	$150,897
Other comprehensive income, net of tax:
Pension and postretirement plans, net of tax	31	(68)	103	(228)
Derivative instruments, net of tax	(3,526)	(1,059)	(776)	(3,518)
Other comprehensive income, net of tax	(3,495)	(1,127)	(673)	(3,746)
Comprehensive income	$10,883	$38,407	$96,416	$147,151

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	For the Twelve Weeks Ended October 10, 2026
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at July 18, 2026	228,729,585	$199	$729,552	$853,761	$1,695	(16,672,167)	$(261,706)	$1,323,501
Net income				14,378				14,378
Derivative instruments, net of tax					(3,526)			(3,526)
Pension and postretirement plans, net of tax					31			31
Amortization of stock-based compensation awards			6,506					6,506
Time-based restricted stock units issued (Note 18)			(608)			38,701	608	—
Share repurchases						(14,684)	(105)	(105)
Dividends paid on vested stock-based payment awards				(71)				(71)
Dividends paid — $0.1250 per common share				(26,510)				(26,510)
Balances at October 10, 2026	228,729,585	$199	$735,450	$841,558	$(1,800)	(16,648,150)	$(261,203)	$1,314,204

	For the Forty Weeks Ended October 10, 2026
	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	Shares Issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income	Number of Shares	Cost	Total
Balances at January 3, 2026	228,729,585	$199	$730,145	$852,074	$(1,127)	(17,551,360)	$(277,804)	$1,303,487
Net income				97,089				97,089
Derivative instruments, net of tax					(776)			(776)
Pension and postretirement plans, net of tax					103			103
Amortization of stock-based compensation awards			25,835					25,835
Issuance of deferred compensation			(30)			1,899	30	—
Time-based restricted stock units issued			(9,721)			614,519	9,721	—
Performance-contingent restricted stock awards issued			(7,527)			477,648	7,527	—
Issuance of deferred stock awards			(3,252)			207,032	3,252	—
Share repurchases						(397,888)	(3,929)	(3,929)
Dividends paid on vested stock-based payment awards				(2,388)				(2,388)
Dividends paid — $0.4975 per common share				(105,217)				(105,217)
Balances at October 10, 2026	228,729,585	$199	$735,450	$841,558	$(1,800)	(16,648,150)	$(261,203)	$1,314,204

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

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 10, 2026	October 4, 2025
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$97,089	$150,897
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,835	25,767
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,101	(262)
Depreciation and amortization	128,716	128,967
Deferred income taxes	26,102	36,399
Impairment of assets	1,481	5,495
Provision for inventory obsolescence	4,412	3,760
Allowances for accounts receivable	7,010	6,755
Pension and postretirement plans cost	1,064	316
Other	1,062	440
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(19,802)	(20,465)
Inventories	(7,265)	(15,808)
Hedging activities	(990)	4,092
Accounts payable	44,535	44,824
Other assets and accrued liabilities	9,542	(50,354)
NET CASH PROVIDED BY OPERATING ACTIVITIES	319,892	320,823
CASH FLOWS (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64,502)	(80,305)
Repurchase of independent distribution rights, net of principal payments from notes receivable	(6,180)	(25,760)
Acquisition of business, net of cash acquired	—	(791,928)
Proceeds from insurance settlement	718	1,389
Other investing activities	1,616	1,210
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(68,348)	(895,394)
CASH FLOWS (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid, including dividends on stock-based payment awards	(107,605)	(157,039)
Stock repurchases	(3,929)	(5,499)
Change in bank overdrafts	2,143	(5,861)
Proceeds from debt borrowings	442,000	966,180
Debt obligation payments	(522,000)	(201,300)
Payments on financing leases	(15)	(64)
Payments for financing fees	(1,992)	(10,120)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(191,398)	586,297
Net increase in cash and cash equivalents	60,146	11,726
Cash and cash equivalents at beginning of period	12,100	5,005
Cash and cash equivalents at end of period	$72,246	$16,731

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

BASIS OF ACCOUNTING — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the twelve and forty weeks ended October 10, 2026 and October 4, 2025 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 3, 2026 has been derived from the audited financial statements at that date but does not contain all of the footnote disclosures required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.

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

INVESTMENT IN UNCONSOLIDATED AFFILIATE — In the third quarter of Fiscal 2026, the company recognized a loss of $1.5 million for its remaining investment in Base Culture, a Clearwater, Florida-based company with one manufacturing facility, upon Base Culture selling all of its remaining operating assets to an unaffiliated entity. No proceeds were available for distribution to holders of its common stock. The investment had been accounted for at cost, less any impairment, as the company did not control, nor did it have the ability to significantly influence Base Culture.

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

Fiscal 2026 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2026 (sixteen weeks), second quarter ended July 18, 2026 (twelve weeks), third quarter ended October 10, 2026 (twelve weeks) and fourth quarter ending January 2, 2027 (twelve weeks). The last 53-week year was our Fiscal 2025.

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

RECOVERY ON INFERIOR INGREDIENTS — In the fourth quarter of Fiscal 2025, the company recognized $2.7 million of identifiable and measurable costs associated with product losses. These product losses resulted from inferior coconut sugar and cashew flour used in certain of Simple Mills' products due to tiny fragments of metal present in the ingredients and from the presence of gluten in certain of Canyon Bakehouse's gluten-free products. During the second and third quarters of Fiscal 2026, the company received a partial reimbursement of $2.1 million associated with Simple Mills' loss and received $0.5 million for reimbursement of the Canyon Bakehouse loss in the third quarter of Fiscal 2026. These recoveries are included as a separate line item of the Condensed Consolidated Statements of Income. Additionally, we recognized a recovery of $0.6 million for indirect losses associated with the Simple Mills loss and this amount is included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We continue to seek recovery of all losses through appropriate means.

BUSINESS PROCESS IMPROVEMENT COSTS — We launched initiatives to transform our business operations, which include an upgrade of our information system, as well as investments in e-commerce, autonomous planning, and our “bakery of the future” initiatives. These costs may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract. The expensed portion of these direct costs incurred related to these initiatives was $0.9 million and $3.2 million for the twelve and forty weeks ended October 10, 2026, respectively, and $0.9 million and $2.3 million for the twelve and forty weeks ended October 4, 2025, respectively. These costs are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.

SPARE PARTS AND SUPPLIES — As of October 10, 2026, the company had $101.8 million of spare parts and supplies. Subsequent to the end of the second quarter of Fiscal 2026, the company commenced a detailed review of its spare parts and supplies, including an assessment of the usability of individual parts, whether the equipment supported by such parts remains in service, historical and expected future usage, and other indicators of obsolescence. The review is ongoing and is expected to be completed by the end of Fiscal 2026. Based on information currently available, it is reasonably possible that the company's estimate of the recoverability of its spare parts and supplies could change materially in the near term. Because the review is ongoing, the amount of any adjustment that may result from the review cannot currently be reasonably estimated.

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

Accounting pronouncements not yet adopted

On May 19, 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)", to establish guidance on the recognition, presentation, and disclosure of environmental credits and environmental credit obligations. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits are obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public entities in annual periods beginning after December 15, 2027, including interim periods within, with early adoption permitted as of the beginning of an annual reporting period. The company is determining the impact on our business.

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

3. RESTRUCTURING ACTIVITIES

During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF"). In the fourth quarter of Fiscal 2025, we expanded the scope to include a comprehensive review of our brands, operations, and financial strategy. The review resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. In the first quarter of Fiscal 2026, we incurred additional RIF-related costs.

In the third quarter of Fiscal 2026, we began implementing a reorganization effort to improve efficiency, simplify our operating structure, and better align resources with our highest-priority growth opportunities. Our focus is to create a more agile organization, reduce complexity, and better meet our customers' needs. We incurred RIF-related costs in the third quarter of Fiscal 2026. We anticipate the remaining RIF-related payments will be complete by early in the first quarter of Fiscal 2027.

The company also incurred consulting costs associated with these restructuring activities during the twelve and forty weeks ended October 10, 2026 and October 4, 2025, respectively, and these costs are included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.

The tables below present the components of costs associated with the restructuring programs detailed above (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 10, 2026	October 10, 2026
Restructuring charges:
RIF (1)	$4,556	$6,208
Restructuring-related implementation costs (2)	1,038	14,810
Total restructuring charges and related implementation costs	$5,594	$21,018

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 4, 2025	October 4, 2025
Restructuring charges:
RIF (1)	$5,510	$6,083
Restructuring-related implementation costs (2)	3,534	10,718
Total restructuring charges and related implementation costs	$9,044	$16,801

(1)
Presented in the restructuring charges line item of our Condensed Consolidated Statements of Income.
(2)
Costs are recorded in the selling, distribution and administrative expenses line item of our Condensed Consolidated Statements of Income.

The table below presents the components of, and changes in, our restructuring accruals (amounts in thousands):

RIF
Liability balance at January 3, 2026	$750
Charges	6,208
Cash payments	(4,987)
Liability balance at October 10, 2026	$1,971

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

Detailed below are expense (recovery) items impacting comparability in the adjusted reports used by the CODM (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025	Disclosure
Business process improvement costs	$906	$949	$3,157	$2,311	Note 1
Restructuring charges	4,556	5,510	6,208	6,083	Note 3
Restructuring-related implementation costs	1,038	3,534	14,810	10,718	Note 3
Plant closure costs and impairment of assets	1,481	—	1,481	7,397	Note 1
Acquisition and integration-related costs	—	1,735	1,897	16,370	Note 5
Legal settlements and related costs	1,000	—	15,400	902	Note 16
Recovery on inferior ingredients	(632)	—	(2,595)	—	Note 1
	$8,349	$11,728	$40,358	$43,781

Our single reportable segment net sales, net income, and significant expenses are as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net sales	$1,169,057	$1,226,554	$3,933,569	$4,023,619
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization)
Ingredients	278,736	299,075	918,308	983,581
Workforce-related costs	174,784	177,023	586,397	578,516
Packaging	44,001	44,733	143,530	148,510
Other(1)	125,906	117,872	385,586	342,502
Total materials, supplies, labor and other production costs (exclusive of depreciation and amortization)	623,427	638,703	2,033,821	2,053,109
Selling, distribution, and administrative expenses
Workforce-related costs	151,740	158,056	524,523	520,991
Distributor distribution fees	128,493	141,650	444,539	478,975
Other(2)	189,407	176,246	616,697	583,036
Total selling, distribution, and administrative expenses	469,640	475,952	1,585,759	1,583,002
Depreciation	30,599	30,082	101,754	98,891
Amortization	7,748	9,769	26,934	30,010
Right-of-use financing lease amortization	—	22	28	66
Recovery on inferior ingredients	(632)	—	(2,595)	—
Plant closure costs and impairment of assets	1,481	—	1,481	7,397
Restructuring charges	4,556	5,510	6,208	6,083
Interest expense	17,768	18,220	60,283	56,771
Interest income	(4,265)	(3,767)	(13,359)	(13,234)
Other components of net periodic pension and postretirement benefits cost (credit)	89	(88)	295	(293)
Income before income taxes	18,646	52,151	132,960	201,817
Income tax expense	4,268	12,617	35,871	50,920
Net income	$14,378	$39,534	$97,089	$150,897

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

The following table summarizes the fair value of purchase consideration paid for Simple Mills and the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair value. When relevant information was obtained, resulting changes to our provisional purchase price allocation were adjusted to reflect new information obtained about the facts and circumstances that existed as of the respective acquisition date that, if known, would have affected the measurement of the amounts recognized as of those dates. We recognized a $19.0 million goodwill measurement period adjustment related to the valuation of trademarks and customer relationships, deferred taxes and assumed liabilities during the second quarter of Fiscal 2025. Additionally, the company recorded an immaterial purchase price adjustment during the third quarter of Fiscal 2025. During the first quarter of Fiscal 2026, the company recorded a $0.7 million goodwill measurement period adjustment related to deferred taxes for the final income tax returns and finalized the purchase accounting. These measurement period adjustments are reflected in the 'measurement period adjustments' column below. The impact to the amortization expense on the Condensed Consolidated Statements of Income was immaterial for the twelve and forty weeks ended October 4, 2025 (amounts in thousands):

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

Acquisitions Pro Forma

Simple Mills contributed net sales of $70.7 million and $156.4 million and net loss of $2.0 million and $8.3 million, which includes interest and amortization expense, net of tax impact, for the twelve and forty weeks ended October 4, 2025, respectively. The following table provides the supplemental pro forma net sales and net income of the combined entity (amounts in thousands):

	For the Twelve Weeks Ended	For the Forty Weeks Ended
	October 4, 2025	October 4, 2025
Net sales	$1,226,554	$4,059,506
Net income attributable to Flowers Foods	$41,182	$160,639

We incurred acquisition costs (including integration costs) of $1.9 million during the first quarter of Fiscal 2026 and no acquisition costs during the second and third quarters of Fiscal 2026. During the twelve and forty weeks ended October 4, 2025, we incurred costs of $1.7 million and $16.4 million, respectively, related to the acquisition. These costs are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. The costs for the prior year period are reflected in the pro forma net income in the table above. The pro forma financial information also includes the following adjustments (net of tax based on statutory rates) related to the acquisition: amortization of the intangible assets and interest expense for the additional indebtedness incurred to finance the acquisition that would not have been incurred without the transaction. These adjustments increased the pro forma net income attributable to Flowers Foods by $1.6 million and $8.5 million, respectively, for the twelve and forty weeks ended October 4, 2025.

6. LEASES

The company’s leases consist of the following types of assets: two bakeries, corporate office space, warehouses, bakery equipment, and transportation equipment. See below for the quantitative disclosures for our leases:

The following table details lease modifications and renewals and lease terminations (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Lease modifications and renewals	$2,388	$1,945	$12,122	$12,662
Lease terminations	$400	$157	$1,077	$1,038

The lease modifications and renewals for the twelve and forty weeks ended October 10, 2026 and October 4, 2025 include renewals of multiple warehouses.

Lease costs incurred by lease type, and/or type of payment, and other supplemental quantitative disclosures as of and for the twelve and forty weeks ended October 10, 2026 and October 4, 2025 were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Lease cost:
Amortization of right-of-use assets	$—	$22	$28	$66
Interest on lease liabilities	—	3	—	9
Operating lease cost	20,809	21,092	70,267	70,709
Short-term lease cost	3,941	3,664	13,135	11,659
Variable lease cost	8,855	10,112	26,041	31,619
Total lease cost	$33,605	$34,893	$109,471	$114,062

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 10, 2026 and October 4, 2025, reclassifications out of AOCI were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 10, 2026	October 4, 2025	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$210	$211	Interest expense
Commodity contracts	(77)	(219)	Cost of sales, Note 3
Total before tax	133	(8)	Total before tax
Tax benefit (expense)	(33)	2	Income tax expense
Total net of tax	100	(6)	Net of tax
Pension and postretirement plans:
Prior-service credits	(80)	48	Note 1
Actuarial gain	38	43	Note 1
Total before tax	(42)	91	Total before tax
Tax benefit (expense)	11	(23)	Income tax expense
Total net of tax	(31)	68	Net of tax
Total reclassifications	$69	$62	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 10, 2026	October 4, 2025	Where Net Income is Presented
Derivative instruments:
Interest rate contracts	$702	$648	Interest expense
Commodity contracts	(1,101)	262	Cost of sales, Note 3
Total before tax	(399)	910	Total before tax
Tax benefit (expense)	100	(226)	Income tax expense
Total net of tax	(299)	684	Net of tax
Pension and postretirement plans:
Prior-service credits	(266)	160	Note 1
Actuarial gains	127	145	Note 1
Total before tax	(139)	305	Total before tax
Tax benefit (expense)	36	(77)	Income tax expense
Total net of tax	(103)	228	Net of tax
Total reclassifications	$(402)	$912	Net of tax

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

During the forty weeks ended October 10, 2026, changes to AOCI, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
AOCI at January 3, 2026	$3,868	$(4,995)	$(1,127)
Other comprehensive income before reclassifications	(1,075)	—	(1,075)
Reclassified to earnings from AOCI	299	103	402
AOCI at October 10, 2026	$3,092	$(4,892)	$(1,800)

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

	For the Forty Weeks Ended
	October 10, 2026	October 4, 2025
Gross (loss) gain reclassified from AOCI into net income	$(1,101)	$262
Tax benefit (expense)	275	(64)
Net of tax	$(826)	$198

8. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The company performs a quantitative impairment assessment by comparing the fair value of each reporting unit with its carrying amount. Indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may exceed its fair value.

During the third quarter of Fiscal 2026, the company experienced certain triggering events including, but not limited to, significant decreases in its sales and operating results, significant decline in its stock price, and a downgrade of its corporate credit rating. The company’s operating results were negatively impacted by volatility in global and U.S. economies, as a result of, among other things, the inflationary economic environment, increased competition in the fresh packaged bread category, and shifts in consumer preferences.

As a result of these triggering events, the company performed a quantitative interim impairment assessment of goodwill and indefinite-lived intangible assets for its two reporting units, legacy Flowers Foods and Simple Mills, during the third quarter ended October 10, 2026. This assessment was performed consistently with the valuation methodology utilized in its annual testing.

The projected cash flows for the legacy Flowers Foods reporting unit were discounted at 9.5% and its estimated fair value was determined to exceed its carrying value by approximately 13.8%. Based on equal weighting of the income and market approaches, and holding other valuation assumptions constant, the discount rate for the legacy Flowers Foods reporting unit would have to exceed 12.3% or forecasted EBITDA margin across all future periods would have to be reduced approximately 1.4% of revenue (or 16% lower) in order for the estimated fair value of the reporting unit to fall below its carrying value.

The projected cash flows for the Simple Mills reporting unit were discounted at 8.5% and its estimated fair value was determined to exceed its carrying value by approximately 7.7%. Based on equal weighting of the income and market approaches, and holding other valuation assumptions constant, the discount rate for the Simple Mills reporting unit would have to exceed 9.2% or forecasted EBITDA margin across all future periods would have to be reduced approximately 1.8% of revenue (or 11% lower) in order for the estimated fair value of the reporting unit to fall below its carrying value.

No impairment of goodwill or indefinite-lived intangible assets was identified as a result of the interim impairment assessments performed in the third quarter ended October 10, 2026. At October 10, 2026, the total goodwill associated with the legacy Flowers Foods and Simple Mills reporting units was $679.9 million and $367.2 million, respectively. In management’s opinion, the goodwill balance of either reporting unit could be at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations or if there is a negative change in the long-term financial outlook for that reporting unit or in other factors such as the discount rate or market multiples.

Aggregate amortization expense of intangible assets for the twelve and forty weeks ended October 10, 2026 and October 4, 2025 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 10, 2026	$7,748
For the twelve weeks ended October 4, 2025	$9,769
For the forty weeks ended October 10, 2026	$26,934
For the forty weeks ended October 4, 2025	$30,010

Estimated amortization of intangible assets for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2026	$7,716
2027	$33,052
2028	$31,423
2029	$29,222
2030	$28,125

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The company financed approximately 2,400 and 2,500 IDPs’ distribution rights as of October 10, 2026 and January 3, 2026, respectively, all with varied financial histories and credit risks. Interest income recognized by the company mostly relates to these notes receivable.

At October 10, 2026 and January 3, 2026, respectively, the carrying value of the distributor notes receivable was as follows (amounts in thousands):

	October 10, 2026	January 3, 2026
Distributor notes receivable	$130,909	$130,723
Less: current portion of distributor notes receivable recorded in accounts and notes receivable, net	(25,363)	(22,241)
Long-term portion of distributor notes receivable	$105,546	$108,482

The fair value of the company’s variable rate debt at October 10, 2026 approximates the recorded value. The fair value of the company's senior notes, as discussed in Note 14, Debt and Other Obligations, of this Form 10-Q, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair values of the senior notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2.400% senior notes due 2031 ("2031 notes")	$496,756	$418,750	2
5.750% senior notes due 2035 ("2035 notes")	$495,213	$451,875	2
6.200% senior notes due 2055 ("2055 notes")	$294,731	$227,484	2

Fair value disclosure information about our derivative assets and liabilities, including an explanation of the level classifications, is included in Note 10, Derivative Financial Instruments.

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

As of October 10, 2026, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$388	$—	$—	$388
Other long-term	83	—	—	83
Total	471	—	—	471

Liabilities:
Other current	(1,777)	(225)	—	(2,002)
Other long-term	(3)	(6)	—	(9)
Total	(1,780)	(231)	—	(2,011)
Net Fair Value	$(1,309)	$(231)	$—	$(1,540)

As of January 3 2026, the company’s hedge portfolio contained commodity derivatives, which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$46	$—	$—	$46
Other long-term	—	—	—	—
Total	46	—	—	46

Liabilities:
Other current	(546)	—	—	(546)
Other long-term	—	—	—	—
Total	(546)	—	—	(546)
Net Fair Value	$(500)	$—	$—	$(500)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices for a period extending into Fiscal 2027. These instruments are designated as cash-flow hedges. The change in the fair value for these derivatives is reported in AOCI. All the company-held commodity derivatives at October 10, 2026 and January 3, 2026, respectively, qualified for hedge accounting.

Interest Rate Risk

The company's hedge portfolio did not contain any interest rate derivatives as of October 10, 2026 and January 3, 2026.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 10, 2026		January 3, 2026		October 10, 2026		January 3, 2026
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$388	Other current assets	$46	Other accrued liabilities	$2,002	Other accrued liabilities	$546
Commodity contracts	Other assets	83	Other assets	—	Other long-term liabilities	9	Other long-term liabilities	—
Total		$471		$46		$2,011		$546

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 10, 2026	October 4, 2025	into Income (Effective Portion)(2)	October 10, 2026	October 4, 2025
Interest rate contracts	$—	$—	Interest expense	$158	$158
Commodity contracts	(3,426)	(1,065)	Production costs(3)	(58)	(164)
Total	$(3,426)	$(1,065)		$100	$(6)

	Amount of (Loss) or Gain			Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 10, 2026	October 4, 2025	into Income (Effective Portion)(2)	October 10, 2026	October 4, 2025
Interest rate contracts	$—	$3,160	Interest expense	$527	$486
Commodity contracts	(1,075)	(5,994)	Production costs(3)	(826)	198
Total	$(1,075)	$(2,834)		$(299)	$684
1.
Amounts in parentheses, if any, indicate debits to determine net income.
2.
Amounts in parentheses, if any, indicate credits to determine net income.
3.
Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 10, 2026 and October 4, 2025, related to the company’s commodity risk hedges.

At October 10, 2026, the balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax) (amounts in parentheses indicate a debit balance):

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$316	$3,930	$4,246
Expiring in 2026	(83)	—	(83)
Expiring in 2027	(1,071)	—	(1,071)
Total	$(838)	$3,930	$3,092

Derivative Transactions Notional Amounts

As of October 10, 2026, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional Amount
Wheat contracts	$17,810
Soybean oil contracts	16,448
Natural gas contracts	5,104
Corn contracts	2,122
Total	$41,484

The company’s derivative instruments contain no credit-risk related contingent features at October 10, 2026. As of October 10, 2026 and January 3, 2026, the company had $3.5 million and $4.3 million, respectively, in other current assets representing collateral for hedged positions. As of October 10, 2026 and January 3, 2026, the company had $0.7 million and $2.1 million, respectively, recorded in other accrued liabilities representing collateral due to counterparties for hedged positions.

11. OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of (amounts in thousands):

	October 10, 2026	January 3, 2026
Prepaid assets	$6,134	$4,408
Service contracts	13,871	20,993
Prepaid insurance	11,752	7,868
Prepaid marketing and promotions	3,116	1,669
Fair value of derivative instruments	388	46
Collateral to counterparties for derivative positions	3,464	4,257
Income taxes receivable	17,193	25,749
Other	2,456	262
Total	$58,374	$65,252

Other noncurrent assets consist of (amounts in thousands):

	October 10, 2026	January 3, 2026
Unamortized financing fees	$1,930	$1,900
Investments	2,039	2,223
Investment in unconsolidated affiliate	—	1,481
Fair value of derivative instruments	83	—
Deposits	3,209	3,328
Noncurrent postretirement benefit plan asset	3,735	4,065
Other	31	320
Total	$11,027	$13,317

12. OTHER ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other accrued liabilities consist of (amounts in thousands):

	October 10, 2026	January 3, 2026
Employee compensation	$33,785	$34,467
Employee vacation	20,761	19,431
Restructuring-related accruals	1,971	750
Employee bonus	18,566	28,965
Fair value of derivative instruments	2,002	546
Self-insurance reserves	41,106	37,166
Bank overdraft	5,778	3,635
Accrued interest	4,996	21,868
Accrued utilities	7,156	6,559
Accrued taxes	16,353	6,787
Accrued advertising	6,084	5,435
Accrued legal settlements	12,000	—
Accrued legal costs	3,980	1,762
Accrued short-term deferred income	2,524	2,295
Collateral due to counterparties for derivative positions	746	2,136
Short-term portion of acquisition consideration payable to seller	12,654	12,654
Other	5,829	5,673
Total	$196,291	$190,129

Other long-term liabilities consist of (amounts in thousands):

	October 10, 2026	January 3, 2026
Deferred income	$3,346	$4,277
Deferred compensation	27,150	29,805
Acquisition consideration payable to seller	2,225	5,218
Other	3,861	2,501
Total	$36,582	$41,801

13. ASSETS HELD FOR SALE

The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 10, 2026 and January 3, 2026, respectively (amounts in thousands):

	October 10, 2026	January 3, 2026
Distribution rights	$24,908	$23,205
Property, plant and equipment	5,073	3,485
Total assets held for sale	$29,981	$26,690

14. DEBT AND OTHER OBLIGATIONS

Long-term debt (net of issuance costs and debt discounts excluding line-of-credit arrangements) (leases are separately discussed in Note 6, Leases) consisted of the following at October 10, 2026 and January 3, 2026, respectively (amounts in thousands):

	October 10, 2026	January 3, 2026
Unsecured credit facility	$—	$5,000
2026 notes	—	399,575
2031 notes	496,756	496,193
2035 notes	495,213	494,776
2055 notes	294,731	294,588
Accounts receivable repurchase facility	—	65,000
Term loan	388,528	—
	1,675,228	1,755,132
Less current maturities of long-term debt	—	(399,575)
Total long-term debt	$1,675,228	$1,355,557

The company had standby letters of credit (“LOCs”) outstanding of $8.5 million and $8.4 million at October 10, 2026 and January 3, 2026, respectively, which reduce the availability of funds under the credit facility (as defined below). The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the outstanding LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

Accounts Receivable Repurchase Facility, Credit Facility, and Term Loan Facility

Accounts Receivable Repurchase Facility. On April 14, 2023, the company entered into a $200.0 million accounts receivable repurchase facility (the "repurchase facility"). Under the repurchase facility, the company has the ability to request up to $50.0 million in additional facility capacity, for a total of up to $250.0 million, subject to approval of the funding parties and to the satisfaction of certain customary conditions of the facility. On April 14, 2026, the company entered into Amendment No. 3 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029. Under the repurchase facility, certain subsidiaries of the company sell or distribute, on an ongoing basis, substantially all of their trade receivables to the company. The company may at its option onward sell all of its qualifying receivables to the funding parties under the repurchase facility with an agreement to repurchase the receivables on a monthly basis for a repurchase price equal to the purchase price paid and an interest component based on Term SOFR (as defined in the Master Framework Agreement) plus a margin. There is an unused fee applicable on the daily unused portion of the repurchase facility. The repurchase facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 10, 2026 and January 3, 2026, the company was in compliance with all restrictive covenants under the repurchase facility.

The table below presents the borrowings and repayments under the repurchase facility during the forty weeks ended October 10, 2026:

Amount (thousands)
Balance at January 3, 2026	$65,000
Borrowings	45,000
Payments	(110,000)
Balance at October 10, 2026	$—

The table below presents the net unused facility capacity under the repurchase facility for working capital and general corporate purposes as of October 10, 2026:

Amount (thousands)
Facility capacity	$199,100
Outstanding	—
Unused capacity	$199,100

Facility capacity under the repurchase facility is determined as the lesser of the total repurchase facility limit and a formula-derived amount based on qualifying trade receivables. Capacity under the repurchase facility is subject to the restrictions and limitations set forth in the Master Framework Agreement. The table below presents the highest and lowest outstanding balance under the repurchase facility during the forty weeks ended October 10, 2026:

Amount (thousands)
High balance	$85,000
Low balance	$—

Financing costs paid at inception of the repurchase facility and when amendments are executed are being amortized over the life of the repurchase facility. The company incurred $0.2 million in financing costs during the sixteen weeks ended April 25, 2026 related to the third amendment. The balance of unamortized financing costs was $0.4 million and $0.3 million on October 10, 2026 and January 3, 2026, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Credit Facility. On February 5, 2025, the company entered into a credit agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (as amended, restated, modified or supplemented from time to time, the “credit agreement” and the revolving credit facility thereunder, the “credit facility”). Under the credit agreement, our credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with the following (among others) terms and conditions: (i) a maturity date of February 5, 2030; (ii) an applicable margin for revolving loans maintained as (1) base rate loans and swingline loans with a range of 0.00% to 0.75% (increased from 0.525% pursuant to the revolver amendment (as defined below)) and (2) SOFR loans with a range of 0.815% to 1.75% (increased from 1.525% pursuant to the revolver amendment), in each case, based on (x) the leverage ratio of the company and its subsidiaries and (y) the company’s corporate credit rating; (iii) an applicable facility fee with a range of 0.06% to 0.25% (increased from 0.225% pursuant to the revolver amendment), due quarterly on all commitments under the credit agreement, based on (x) the leverage ratio of the company and its subsidiaries and (y) the company’s corporate credit rating; and (iv) a maximum leverage ratio covenant set at 3.75 to 1.00, which permits the company, at its option, in connection with certain acquisitions and investments and subject to the terms and conditions provided in the credit agreement, to increase the maximum ratio permitted thereunder on one or more occasions to 4.00 to 1.00 for a period of four consecutive fiscal quarters, including and/or immediately following the fiscal quarter in which such acquisitions or investments were completed (the “covenant holiday”), provided that each additional covenant holiday will not be available to the company until it has achieved and maintained a leverage ratio no greater than 3.75 to 1.00 for at least two fiscal quarters. As discussed in more detail below, the company is in one such covenant holiday.

In addition, the credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio.

On April 6, 2026, the company entered into the First Amendment to the credit agreement (the “revolver amendment”) to, among other things, (i) extend the covenant holiday currently in effect to the period from the closing date of the revolver amendment through and including the company’s fiscal quarter ending October 9, 2027, (ii) add an additional tier to the pricing grid thereof that applies if the company’s corporate credit ratings fall to Ba2 or below from Moody’s and BB or below from S&P, consistent with the term loan credit agreement (as defined below), and (iii) made certain other changes to align with the term loan credit agreement. In September 2026, our corporate credit rating was lowered by Moody's (from Baa3 to Ba1), S&P (from BBB- to BB+), and Fitch (from BBB- to BB+), changing our corporate credit rating from investment grade to non-investment grade. Additionally, as required per the credit facility and term loan facility upon a downgrade below both Baa3 from Moody's and BBB- from S&P, the company provided guarantees by certain subsidiaries of the company to the lenders.

The company believes that, given its current cash position, its cash flow from operating and other activities and its available credit capacity, it can meet its presently foreseeable financial requirements. As of October 10, 2026 and January 3, 2026, the company was in compliance with all restrictive covenants under the credit facility.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility. The company incurred additional financing costs of $0.3 million during the first quarter of Fiscal 2026 related to the first amendment. The balance of unamortized financing costs was $1.6 million and $1.6 million on October 10, 2026 and January 3, 2026, respectively, and is recorded in other assets on the Condensed Consolidated Balance Sheets.

Amounts outstanding under the credit facility can vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of this Form 10-Q. The table below presents the borrowings and repayments under the credit facility during the forty weeks ended October 10, 2026:

Amount (thousands)
Balance at January 3, 2026	$5,000
Borrowings	7,000
Payments	(12,000)
Balance at October 10, 2026	$—

The table below presents the net unused commitments under the credit facility, subject to certain restrictions set forth therein, as of October 10, 2026:

Amount (thousands)
Total commitments	$500,000
Outstanding	—
Letters of credit	(8,500)
Unused commitments	$491,500

Borrowings under the credit facility are subject to the restrictions and limitations set forth in the credit facility agreement.

The table below presents the highest and lowest outstanding balance under the credit facility during the forty weeks ended October 10, 2026:

Amount (thousands)
High balance	$5,000
Low balance	$—

Term Loan Facility. On April 6, 2026, the company entered into a $400.0 million senior unsecured delayed draw term loan credit facility (the “term loan facility”) pursuant to a Term Loan Credit Agreement (the “term loan credit agreement”), dated as of April 6, 2026, with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. The term loan credit agreement requires that the company use the net proceeds of the term loan facility to, together with cash on hand, finance the repayment in full of the 2026 notes and to pay the fees, costs and expenses incurred in connection therewith and with the execution of the term loan facility and the revolver amendment. On September 30, 2026, the company completed a single drawdown of $390.0 million under the term loan facility to fund the repayment in full of the 2026 notes on October 1, 2026. The term loan facility matures on the third anniversary of the funding date thereof.

Borrowings under the term loan facility bear interest, at the option of the company, based on SOFR or the “base rate”, in each case, plus an applicable margin determined by reference to a pricing grid based on the company’s leverage ratio and corporate credit rating, with a range of 0.875% to 2.000% in the case of SOFR-based loans and a range of 0.000% to 1.000% in the case of base rate loans. In addition, the term loan facility bears an additional ticking fee on the full amount of the unused commitments, also determined by reference to the pricing grid, and ranging from 0.060% to 0.250%, based upon the company’s then applicable leverage ratio and corporate credit rating.

The term loan credit agreement contains representations, covenants and events of default that are customary for financing transactions of this nature, which are substantially the same as the credit agreement (including, without limitation, with respect to financial covenants).

The company believes that, given its current cash position, its cash flow from operating and other activities and its available credit capacity, it can meet its presently foreseeable financial requirements. As of October 10, 2026, the company was in compliance with all restrictive covenants under the term loan facility.

The company incurred financing costs at inception of the term loan of $1.5 million and these costs are being amortized to interest expense over the life of the borrowing.

As of October 10, 2026, the company was in compliance with all restrictive covenants of the accounts receivable repurchase facility, credit facility, and term loan facility. Global and U.S. economies remain volatile, with continued inflation, competition in the fresh packaged bread category, and shifts in consumer preferences. As a prudent measure to enable continued covenant compliance for the fiscal period ending April 24, 2027 and future periods, the company is seeking an amendment or waiver of certain restrictive covenants under its credit facility and term loan facility, namely the maximum leverage ratio and interest coverage ratio (the "Amendment"). Discussions with the company’s lenders are underway and constructive, and the company believes it is well positioned to obtain the Amendment prior to the filing of the Annual Report on Form 10-K for the year ending January 2, 2027. The company has also identified contingency plans designed to improve its financial condition and increase cash available for debt reduction. If the Amendment is not obtained, these plans are intended to enable the company to comply with these covenants for at least one year from the issuance of these interim financial statements. A failure to comply with these covenants would result in an event of default under the credit facility and term loan facility and, in turn, under the accounts receivable repurchase facility. Any such default could have a material adverse effect on the company’s liquidity, financial condition, and results of operations.

Aggregate maturities of debt outstanding as of October 10, 2026 are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2026	$—
2027	—
2028	—
2029	390,000
2030	—
2031 and thereafter	1,300,000
Total	$1,690,000

15. VARIABLE INTEREST ENTITIES

Distribution rights agreement VIE analysis

The incorporated IDPs qualify as variable interest entities ("VIEs"). The IDPs who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

As of October 10, 2026 and January 3, 2026, there was $123.4 million and $122.2 million, respectively, in gross distribution rights notes receivable outstanding from incorporated IDPs.

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

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. At this time, the company is defending ten complaints filed by IDPs alleging that such distributors were misclassified as independent contractors. Six of these lawsuits seek class and/or collective action treatment. The remaining four cases either allege individual claims or do not seek class or collective action treatment or, in cases in which class treatment was sought, the court denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in two of the pending cases, each of which is discussed below. Unless otherwise noted, a class was conditionally certified under the Fair Labor Standards Act ("FLSA") in each of the cases described below, although the company has the ability to petition the court to decertify that class at a later date:

Case Name	Case No.	Venue	Date Filed	Status
Martins v. Flowers Foods, Inc., Flowers Baking Co. of Bradenton, LLC and Flowers Baking Co. of Villa Rica, LLC	8:16-cv-03145	U.S. District Court Middle District of Florida	11/8/2016

On November 25, 2024, the court denied defendants' motion to decertify the FLSA collective action. On April 29, 2026, the company reached an agreement in principle to settle this matter for a payment of $11.0 million, inclusive of attorneys’ fees and costs and service awards. This is a claims made settlement, with any unclaimed settlement amounts reverting to the company. On October 21, 2026, the court approved the settlement, which is currently going through the settlement administration process. The settlement was recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income during the first quarter of Fiscal 2026.

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

17. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 10, 2026 and October 4, 2025 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net income	$14,378	$39,534	$97,089	$150,897
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,191	211,417	212,045	211,318
Basic earnings per common share	$0.07	$0.19	$0.46	$0.71
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	212,191	211,417	212,045	211,318
Add: Shares of common stock assumed issued upon vesting of restricted stock	481	690	601	771
Diluted weighted average shares outstanding for common stock	212,672	212,107	212,646	212,089
Diluted earnings per common share	$0.07	$0.19	$0.46	$0.71

There were 4,274,644 and 1,909,473 anti-dilutive shares during the twelve weeks ended October 10, 2026 and October 4, 2025, respectively. There were 4,129,766 and 2,010,338 anti-dilutive shares during the forty weeks ended October 10, 2026 and October 4, 2025, respectively.

18. STOCK-BASED COMPENSATION

The following is a summary of the activity under the company's 2014 Omnibus Equity and Incentive Compensation Plan (the "Omnibus Plan") and the 2026 Equity and Incentive Compensation Plan (the "2026 EICP"). On April 2, 2026, our Board of Directors approved and adopted the 2026 EICP and it was approved by our shareholders on May 29, 2026. The 2026 EICP authorizes the compensation and human capital committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards to provide our officers, key employees, and non-employee directors’ incentives and rewards for performance. Equity awards granted on or after May 29, 2026 are governed by the 2026 EICP. Awards granted under the 2026 EICP are limited to the authorized amount of 8,400,000 shares. The company typically grants awards at the beginning of its fiscal year. Information on grants to employees during the forty weeks ended October 10, 2026 is discussed below.

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

The following performance-contingent TSR Shares have been granted during the forty weeks ended October 10, 2026 under the Omnibus Plan (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	545	3/1/2029	$12.24

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

The performance condition for the ROIC Shares generally requires the company's average return on invested capital to exceed its average weighted cost of capital by between 1.50 to 4.50 percentage points for the 2026, 2025, 2024 awards (the "ROI Target") over the three fiscal year performance period. The 2024 award is being expensed at our current estimated payout percentage of 125% of ROI Target, and the 2025 and 2026 awards are being expensed at 100%.

The following performance-contingent ROIC Shares have been granted under the Omnibus Plan during the forty weeks ended October 10, 2026 (amounts in thousands, except price data):

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

The company’s performance-contingent restricted stock activity for the forty weeks ended October 10, 2026 is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 3, 2026	1,721	$25.53
Granted	1,090	$11.56
Grant increase for achieving the ROIC modifier	86	$27.85
Grant decrease for not achieving the TSR modifier	(300)	$27.85
Vested	(478)	$27.85
Forfeited	(100)	$20.11
Nonvested shares at October 10, 2026	2,019	$17.18

As of October 10, 2026, there was $12.1 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.70 years.

Time-Based Restricted Stock Units ("TBRSU Shares")

The following TBRSU Shares have been granted under the plans during the forty weeks ended October 10, 2026 (amounts in thousands, except price data):

Grant Date	Shares Granted	Vesting Date	Fair Value per Share
1/4/2026	2,173	Equally over 3 years	$10.32
6/15/2026	26	Equally over 3 years	$7.70

The TBRSU Shares activity for the forty weeks ended October 10, 2026 is set forth below (amounts in thousands, except price data):

	TBRSU Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Unrecognized Compensation Cost
Nonvested shares at January 3, 2026	1,544	$20.57
Vested	(615)	$22.07
Granted	2,199	$10.32
Forfeitures	(324)	$13.96
Nonvested shares at October 10, 2026	2,804	$13.20	2.00	$16,026

The table below presents the accumulated dividends on vested shares and the tax expense at vesting of the time-based restricted stock units (amounts in thousands).

Award Granted	Fiscal Year Vested	Dividends at Vesting	Tax Expense	Fair Value at Vesting
2025	2026	$307	$(774)	$3,329
2024	2026	$477	$(752)	$2,688
2023	2026	$195	$(478)	$706

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the twelve and forty weeks ended October 10, 2026 and October 4, 2025, (amounts in thousands):

	For the Twelve Weeks Ended
	October 10, 2026	October 4, 2025
Performance-contingent restricted stock awards	$1,789	$3,264
TBRSU Shares	4,402	2,943
Deferred and restricted stock	315	391
Total stock-based compensation	$6,506	$6,598

	For the Forty Weeks Ended
	October 10, 2026	October 4, 2025
Performance-contingent restricted stock awards	$9,131	$13,861
TBRSU Shares	15,551	10,534
Deferred and restricted stock	1,153	1,372
Total stock-based compensation	$25,835	$25,767

19. POSTRETIREMENT PLANS

The company sponsors two pension plans, the Flowers Foods, Inc. Retirement Plan No. 2, and the Tasty Baking Company Supplemental Executive Retirement Plan (“Tasty SERP”). The Tasty SERP is frozen and has only retirees and beneficiaries remaining in the plan. The company provides certain health care and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage are based on age and length of service.

There were no contributions made by the company to any plan during the twelve and forty weeks ended October 10, 2026 and October 4, 2025.

The net periodic pension cost for the company’s plans includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Service cost	$231	$183	$770	$609
Interest cost	348	322	1,161	1,074
Expected return on plan assets	(301)	(318)	(1,004)	(1,061)
Amortization of prior service cost	80	(48)	266	(160)
Amortization of net loss	(39)	(44)	(129)	(146)
Total net periodic pension cost	$319	$95	$1,064	$316

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

401(k) Retirement Savings Plan

The Flowers Foods, Inc. 401(k) Retirement Savings Plan covers substantially all the company’s employees who have completed certain service requirements. The total cost and employer contributions were as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Total cost and employer contributions	$8,384	$8,099	$27,661	$27,360

20. INCOME TAXES

The company’s effective tax rate for the twelve weeks ended October 10, 2026 was 22.9% compared to 24.2% for the twelve weeks ended October 4, 2025. The decrease in the rate was primarily due to year-over-year differences in federal and state income taxes recorded discretely. During the twelve weeks ended October 10, 2026 and October 4, 2025, the primary differences in the effective rate and the statutory rate were state income taxes.

The company’s effective tax rate for the forty weeks ended October 10, 2026 was 27.0% compared to 25.2% for the forty weeks ended October 4, 2025. The increase in the rate was primarily due to larger discrete tax expense in the current year when compared to the prior year. For the current period presented, the discrete items in the effective rate relate to shortfalls on the vesting of stock-based compensation awards, federal income tax credits, and state income taxes. For the prior period presented, the discrete items in the effective rate relate to state income taxes and shortfalls on the vesting of stock-based compensation awards. During the forty weeks ended October 10, 2026 and October 4, 2025, the primary differences in the effective rate and the statutory rate were state income taxes and shortfalls related to the vesting of stock-based compensation awards.

21. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 10, 2026, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 10, 2026 should be read in conjunction with the Form 10-K. Any reference to sales refers to net sales inclusive of allowances and deductions against gross sales for variable consideration and consideration payable to customers.

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

Additionally, detailed below are expense (recovery) items affecting comparability that will provide greater context while reading this discussion. For more information regarding these items, see the reference to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q as indicated in the table:

	For the Twelve Weeks Ended		For the Forty Weeks Ended		Footnote
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025	Disclosure
	(Amounts in thousands)		(Amounts in thousands)
Business process improvement costs	$906	$949	$3,157	$2,311	Note 1
Restructuring charges	4,556	5,510	6,208	6,083	Note 3
Restructuring-related implementation costs	1,038	3,534	14,810	10,718	Note 3
Plant closure costs and impairment of assets	1,481	—	1,481	7,397	Note 1
Recovery on inferior ingredients	(632)	—	(2,595)	—	Note 1
Legal settlements and related costs	1,000	—	15,400	902	Note 16
Acquisition and integration-related costs	—	1,735	1,897	16,370	Note 5
	$8,349	$11,728	$40,358	$43,781
•
Business process improvement costs The upgrade of our ERP system, which is part of our transformation strategy initiatives, is being deployed through a phased approach and is anticipated to be completed in Fiscal 2027. We currently estimate total costs for the ERP upgrade will be approximately $315 million (of which approximately 41% has been or is anticipated to be capitalized). Previously, these costs were estimated to be $325 million. The decrease in the estimated cost is a result of accelerating the timing of bakery deployments and greater reliance on internal resources for implementation. As of October 10, 2026, we have incurred costs related to the project of approximately $280 million. We currently expect costs (a portion of which may be expensed as incurred, capitalized, recognized as a cloud computing arrangement, or recognized as a prepaid service contract) related to the upgrade of our ERP system to be approximately $25.0 million to $30.0 million for Fiscal 2026. The expensed portion of costs incurred related to these initiatives, which was primarily consulting costs, is detailed in the table above and are reflected in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. Costs from previously capitalized, cloud computing arrangements, or prepaid service contracts are recognized in operating costs and are not included in the business process improvement costs above.
•
Restructuring charges and related implementation costs During the first quarter of Fiscal 2025, we began a review of our cost-to-serve focused on improving efficiencies and identifying cost reduction opportunities. Based on this review, we announced a restructuring program in the third quarter of Fiscal 2025 and incurred costs for employee termination benefits related to a reduction-in-force ("RIF") of $5.5 million and made payments of $4.5 million. In the fourth quarter of Fiscal 2025, we expanded the scope to include a comprehensive review of our brands, operations, and financial strategy. The review resulted in the impairment of two regional brands in the fourth quarter of Fiscal 2025. This aligns with our strategy to optimize our brand portfolio and invest in our national brands and key product categories. In the first quarter of Fiscal 2026, we incurred additional RIF-related costs of $1.7 million, and we made RIF payments of $0.8 million and $1.3 million in the first and second quarters of Fiscal 2026, respectively. The RIF charges are included in the restructuring charges line item of the Condensed Consolidated Statements of Income.

In the third quarter of Fiscal 2026, we began implementing a reorganization effort to improve efficiency, simplify our operating structure, and better align resources with our highest-priority growth opportunities. Our focus is to create a more agile organization, reduce complexity, and better meet our customers' needs. We incurred RIF-related costs of $4.6 million and made payments of $2.9 million in the third quarter of Fiscal 2026. We anticipate the remaining RIF-related payments will be complete by early in the first quarter of Fiscal 2027.

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

As of October 10, 2026, the company had $101.8 million of spare parts and supplies which are maintained primarily to support our manufacturing operations. Subsequent to the end of the second quarter of Fiscal 2026, the company commenced a detailed review of its spare parts and supplies. The review includes consideration of, among other factors, the usability of individual parts, whether the equipment supported by such parts remains in service, historical and expected future usage, and other indicators of obsolescence. Based on information currently available, it is reasonably possible that the review could result in a material change to the carrying value of our spare parts and supplies, however, we are not able to reasonably estimate the amount with any certainty at this time. The review is ongoing and is expected to be completed by the end of Fiscal 2026.

In the third quarter of Fiscal 2026, the company recognized a loss of $1.5 million for its remaining investment in Base Culture, a Clearwater, Florida-based company with one manufacturing facility, upon the sale of Base Culture's assets. No proceeds were available for distribution to holders of its common stock. The investment had been accounted for at cost, less any impairment, as the company did not control, nor did it have the ability to significantly influence Base Culture.

•
Recovery on inferior ingredients In the fourth quarter of Fiscal 2025, the company recognized $2.7 million of identifiable and measurable costs associated with product losses. These product losses resulted from inferior coconut sugar and cashew flour used in certain of Simple Mills' products due to tiny fragments of metal present in the ingredients, and from the presence of gluten in certain of Canyon Bakehouse's gluten-free products. During the second and third quarters of Fiscal 2026, the company received reimbursement of $2.1 million of the direct costs for Simple Mills' loss and received $0.5 million for reimbursement of the Canyon Bakehouse loss in the third quarter of Fiscal 2026. These amounts are included as a separate line item of the Condensed Consolidated Statements of Income. Additionally, we recognized a recovery of $0.6 million for indirect losses associated with the Simple Mills loss and this amount is included in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income. We continue to seek recovery of all losses through appropriate means.
•
Legal settlements and related costs In the first quarter of Fiscal 2026, we reached agreements to settle certain distributor-related litigation for total settlement payments, inclusive of plaintiffs' attorney fees, of $11.0 million. Additionally, in the first and third quarters of Fiscal 2026, we settled certain non-distributor-related litigation totaling $3.4 million and $1.0 million, respectively. In the first and second quarters of Fiscal 2025, we reached agreements to settle certain distributor-related litigation for total settlement payments, inclusive of plaintiffs' attorney fees, of $2.1 million. Additionally, in the first quarter of Fiscal 2025, the company recognized a reduction of $1.2 million to the territory repurchase liability associated with a legal settlement originally recorded in Fiscal 2023. All of these amounts are recorded in the selling, distribution, and administrative expenses line item of the Condensed Consolidated Statements of Income.
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

Executive Overview

Impact of the Inflationary Economic Environment and Other Macroeconomic Factors on Our Business

We continue to monitor a variety of factors on our business, including the impact of the inflationary economic environment on our costs and the buying patterns of our consumers, shifts in consumer preferences, and the current promotional environment of the fresh packaged bread category. Other factors include supply chain disruptions, including the impacts of tariffs on our costs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East. Our results for the forty weeks ended October 10, 2026 as compared to the prior year period were negatively impacted by volume-driven sales declines and the impact of the inflationary economic environment, partially offset by the benefit of sales increases attributed to the Simple Mills acquisition and price increases we have implemented. Volume declines resulted from increased market share contraction due to a highly competitive and volatile marketplace and continued weakness in the fresh packaged bread category, most notably for branded traditional loaf breads and to a lesser extent branded organic products.

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

During the third quarter of Fiscal 2026, we experienced certain triggering events including, but not limited to, significant decreases in our sales and operating results, significant decline in our stock price, and a downgrade of our corporate credit rating. The company’s operating results were negatively impacted by volatility in global and U.S. economies, as a result of, among other things, the inflationary economic environment, increased competition in the fresh packaged bread category, and shifts in consumer preferences. In September 2026, our corporate credit rating was lowered by Moody's (from Baa3 to Ba1), S&P (from BBB- to BB+), and Fitch (from BBB- to BB+), changing our corporate credit rating from investment grade to non-investment grade. Additionally, as required per the credit facility and term loan facility upon a downgrade below both Baa3 from Moody's and BBB- from S&P, the company provided guarantees by certain subsidiaries of the company to the lenders. We continue to believe we have sufficient liquidity to satisfy our cash needs and we continue to execute on our strategic priorities, including the deployment of the upgrade of our ERP system, as further discussed in the “Liquidity and Capital Resources” section below.

As a result of these triggering events, the company performed a quantitative interim impairment assessment of goodwill and indefinite-lived intangible assets for its two reporting units, legacy Flowers Foods and Simple Mills, during the third quarter ended October 10, 2026. This assessment was performed consistently with the valuation methodology utilized in its annual testing.

The projected cash flows for the legacy Flowers Foods reporting unit were discounted at 9.5% and its estimated fair value was determined to exceed its carrying value by approximately 13.8%. Based on equal weighting of the income and market approaches, and holding other valuation assumptions constant, the discount rate for the legacy Flowers Foods reporting unit would have to exceed 12.3% or forecasted EBITDA margin across all future periods would have to be reduced approximately 1.4% of revenue (or 16% lower) in order for the estimated fair value of the reporting unit to fall below its carrying value.

The projected cash flows for the Simple Mills reporting unit were discounted at 8.5% and its estimated fair value was determined to exceed its carrying value by approximately 7.7%. Based on equal weighting of the income and market approaches, and holding other valuation assumptions constant, the discount rate for the Simple Mills reporting unit would have to exceed 9.2% or forecasted EBITDA margin across all future periods would have to be reduced approximately 1.8% of revenue (or 10-15% lower) in order for the estimated fair value of the reporting unit to fall below its carrying value.

No impairment of goodwill or indefinite-lived intangible assets was identified as a result of the interim impairment assessments performed in the third quarter ended October 10, 2026. At October 10, 2026, the total goodwill associated with the legacy Flowers Foods and Simple Mills reporting units was $679.9 million and $367.2 million, respectively, and total indefinite-lived intangible assets were $482.5 million. In management’s opinion, the goodwill balance of either reporting unit could be at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations or if there is a negative change in the long-term financial outlook for that reporting unit or in other factors such as the discount rate or market multiples.

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 4.7% for the twelve weeks ended October 10, 2026 compared to the same quarter in the prior year due to volume declines of 7.0%, partially offset by positive price/mix of 2.3%. Branded Retail sales decreased 5.1% from volume declines of 8.6%, net of positive price/mix of 3.5%. Branded Retail sales were negatively impacted by increased marketplace competition and the challenging consumer environment which resulted in significant market share losses. Sales in the Other sales category decreased 4.0% on volume declines of 4.9%, partially offset by favorable price/mix of 0.9%. Significant volume declines in store branded retail sales were somewhat offset by volume growth in non-retail sales.

Sales decreased 2.2% for the forty weeks ended October 10, 2026 compared to the same period in the prior year due to volume declines of 5.2%, partially offset by the acquisition contribution (cycled on February 21, 2026) of 0.9% and positive price/mix of 2.1%. Branded Retail sales decreased 1.5% from volume declines of 6.6%, partially offset by the acquisition contribution of 1.3% and positive price/mix of 3.8%. Traditional loaf and organic breads experienced the largest volume declines. Sales in the Other sales category decreased 3.8% due to declines in store branded retail sales, partially offset by increased non-retail sales. Marketplace volatility and a challenging consumer environment negatively impacted volumes for both sales categories.

For the twelve weeks ended October 10, 2026, income from operations was $32.2 million compared to $66.5 million in the prior year quarter. The decrease resulted mostly from sales declines combined with greater marketing investments, increased logistics costs, and greater outside purchases of product related to Simple Mills. These increases were partially offset by lower incentive compensation costs, ingredient costs, and distributor distribution fees.

Income from operations for the forty weeks ended October 10, 2026 was $180.2 million compared to $245.1 million in the prior year period. Sales declines, higher outside purchases of product, greater marketing investments, and increased legal settlements primarily resulted in the decrease. Lower acquisition and integration costs, the prior year plant closure costs, and lower ingredient costs and distributor distribution fees partially offset the overall decrease.

Net income for the twelve weeks ended October 10, 2026 was $14.4 million compared to $39.5 million in the prior year quarter. The decrease quarter over quarter resulted primarily from lower income from operations, as described above, partially offset by a lower effective tax rate.

For the forty weeks ended October 10, 2026, net income was $97.1 million compared to $150.9 million in the prior year period. The decrease resulted primarily from lower income from operations, as described above, increased interest expense, and a higher effective tax rate primarily due to shortfalls related to vesting of stock incentive awards.

During the forty weeks ended October 10, 2026, we generated net cash flows from operations of $319.9 million, invested $64.5 million in capital expenditures, and decreased our indebtedness by $80.0 million. Additionally, we paid $107.6 million in dividends to our shareholders. On April 6, 2026, we entered into a $400.0 million senior unsecured delayed draw term loan credit facility (the "term loan facility") which provides us with a prepayable financing structure. On September 30, 2026, we completed a drawdown of $390.0 million under the term loan facility which was used along with cash on hand to fund the repayment in full of the 2026 notes on October 1, 2026. Additionally, on April 6, 2026, we amended the $500.0 million senior unsecured revolving credit facility (the "credit facility") to, among other things, extend the covenant holiday currently in effect to October 9, 2027 and add an additional tier to the pricing grid. On April 14, 2026, we amended the accounts receivable repurchase facility (the "repurchase facility") to, among other things, extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029. On May 21, 2026, our Board of Directors reset the dividend to an annual rate of $0.50 per share.

During the forty weeks ended October 4, 2025, we generated net cash flows from operations of $320.8 million, paid $791.9 million of the total consideration of $846.2 million for the Simple Mills acquisition, invested $80.3 million in capital expenditures, and increased our indebtedness by $764.9 million primarily to fund the acquisition. Also, in the prior year period, we paid $157.0 million in dividends to our shareholders.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve and forty weeks ended October 10, 2026 and October 4, 2025 are set forth in the tables below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025	Dollars	%
Net sales	$1,169,057	$1,226,554	100.0	100.0	$(57,497)	(4.7)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	623,427	638,703	53.3	52.1	(15,276)	(2.4)
Selling, distribution and administrative expenses	469,640	475,952	40.2	38.8	(6,312)	(1.3)
Restructuring charges	4,556	5,510	0.4	0.4	(954)	(17.3)
Recovery on inferior ingredients	(632)	—	(0.1)	—	(632)	NM
Impairment of assets	1,481	—	0.1	—	1,481	NM
Depreciation and amortization	38,347	39,873	3.3	3.3	(1,526)	(3.8)
Income from operations	32,238	66,516	2.8	5.4	(34,278)	(51.5)
Other components of net periodic pension and postretirement benefit plans cost (credit)	89	(88)	0.0	(0.0)	177	201.1
Interest expense, net	13,503	14,453	1.2	1.2	(950)	(6.6)
Income before income taxes	18,646	52,151	1.6	4.3	(33,505)	(64.2)
Income tax expense	4,268	12,617	0.4	1.0	(8,349)	(66.2)
Net income	$14,378	$39,534	1.2	3.2	$(25,156)	(63.6)
Comprehensive income	$10,883	$38,407	0.9	3.1	$(27,524)	(71.7)

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025	Dollars	%
Net sales	$3,933,569	$4,023,619	100.0	100.0	$(90,050)	(2.2)
Materials, supplies, labor and other production costs(exclusive of depreciation and amortization shown separately below)	2,033,821	2,053,109	51.7	51.0	(19,288)	(0.9)
Selling, distribution and administrative expenses	1,585,759	1,583,002	40.3	39.3	2,757	0.2
Restructuring charges	6,208	6,083	0.2	0.2	125	2.1
Plant closure costs and impairment of assets	1,481	7,397	0.0	0.2	(5,916)	NM
Recovery on inferior ingredients	(2,595)	—	(0.1)	—	(2,595)	NM
Depreciation and amortization	128,716	128,967	3.3	3.2	(251)	(0.2)
Income from operations	180,179	245,061	4.6	6.1	(64,882)	(26.5)
Other components of net periodic pension and postretirement benefit plans cost (credit)	295	(293)	0.0	(0.0)	588	200.7
Interest expense, net	46,924	43,537	1.2	1.1	3,387	7.8
Income before income taxes	132,960	201,817	3.4	5.0	(68,857)	(34.1)
Income tax expense	35,871	50,920	0.9	1.3	(15,049)	(29.6)
Net income	$97,089	$150,897	2.5	3.8	$(53,808)	(35.7)
Comprehensive income	$96,416	$147,151	2.5	3.7	$(50,735)	(34.5)

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

TWELVE WEEKS ENDED OCTOBER 10, 2026 COMPARED TO TWELVE WEEKS ENDED OCTOBER 4, 2025

Sales (dollars in thousands)

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025	Dollars	%
Branded Retail	$772,100	$813,235	66.0	66.3	$(41,135)	(5.1)
Other	396,957	413,319	34.0	33.7	(16,362)	(4.0)
Total	$1,169,057	$1,226,554	100.0	100.0	$(57,497)	(4.7)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	3.5	0.9	2.3
Volume*	(8.6)	(4.9)	(7.0)
Total percentage change in net sales	(5.1)	(4.0)	(4.7)

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

Sales decreased quarter over quarter due to significantly lower volumes for both sales categories, net of favorable price/mix. Increased economic pressure on consumer spending combined with the intensely competitive fresh packaged bread category drove the sales decline. Price/mix benefited from price increases we implemented starting in the fourth quarter of the prior year to offset input cost inflation as well as Simple Mills comprising a larger percentage of sales. Our promotional activity increased quarter over quarter as a result of promoting our leading national brands and targeting more differentiated and premium-priced items that align with changing consumer preferences.

Branded Retail Sales

Branded Retail sales decreased 5.1% quarter over quarter due to significant volume declines, partially offset by positive price/mix. Volumes continued to be negatively impacted by increased marketplace competition, inflationary pressure on consumer spending, and changes in consumer preferences. We experienced volume declines across almost all categories with the largest declines in branded traditional and organic loaf products. Price/mix benefited from positive pricing actions implemented subsequent to the third quarter of Fiscal 2025. Growth in sales of Simple Mills cookies, Wonder cake and breakfast breads, and Canyon Bakehouse products partially offset the sales decline.

To reinvigorate Nature's Own, we transformed these products to include fewer, simpler ingredients and launched a marketing campaign beginning in the second quarter promoting the brand's more consumer-relevant qualities and new packaging. Near the end of third quarter of Fiscal 2026, we introduced Nature's Own half loaves to address consumers' preference for smaller pack sizes. We also introduced a Keto protein loaf in the first quarter of Fiscal 2026 and Keto protein buns in the second quarter of Fiscal 2026 in response to changes in consumer preferences. Other more recently introduced products include Canyon Bakehouse gluten-free sourdough loaf, DKB mini bagels and sourdough loaf, and additional Wonder cake items. Additionally, Simple Mills continues to innovate, introducing a number of new products and pack sizes.

Other Sales

Sales in the Other category decreased 4.0% mainly due to significant volume declines for store branded retail products, partly from discontinued business. Our non-retail sales partially offset the decrease and increased on volume growth and favorable price/mix, largely from growth in foodservice sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 10, 2026 % of Sales	October 4, 2025 % of Sales	(Decrease) as a % of Sales
Ingredients and packaging	27.6	28.0	(0.4)
Workforce-related costs	15.0	14.4	0.6
Other	10.7	9.7	1.0
Total	53.3	52.1	1.2

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Materials, supplies, labor and other production costs as a percent of sales increased quarter over quarter primarily due to significantly lower production volumes, which contributed to higher workforce-related costs, and greater outside purchases of product (sales with no associated ingredient costs). Lower ingredient costs as a percent of sales and positive sales price/mix partially offset the increase. Outside purchases of product are included in the Other line item in the table above, the majority of which relate to purchases of Simple Mills products, all of which are co-manufactured. Ingredient costs decreased as a percent of sales due to greater outside purchases of product and positive sales price/mix, partially offset by higher pricing for certain commodities and increased scrap. We expect the impact of lower production volumes and volatility in commodity prices to continue to negatively impact our operations.

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Twelve Weeks Ended		Increase
Line Item Component	October 10, 2026 % of Sales	October 4, 2025 % of Sales	(Decrease) as a % of Sales
Workforce-related costs	13.0	12.9	0.1
Distributor distribution fees	11.0	11.5	(0.5)
Other	16.2	14.4	1.8
Total	40.2	38.8	1.4

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

The modest increase in workforce-related costs as a percent of sales resulted primarily from wage inflation on lower sales, mostly offset by lower incentive compensation costs and the benefits from cost saving initiatives. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs partly due to Simple Mills' sales, which are warehouse-delivered, comprising a larger portion of our total sales. The increase in the Other line item in the table above mostly relates to meaningfully greater marketing investments and higher logistics costs. We launched an extensive marketing campaign for Nature's Own beginning in the second quarter of Fiscal 2026 to highlight a more consumer-relevant brand with fewer, simpler ingredients and new packaging. These costs increased in the third quarter of Fiscal 2026 as the company continued promoting the Nature's Own brand. Rising fuel costs on lower sales volumes primarily resulted in higher logistics costs as a percent of sales.

Restructuring Charges, Recovery on Inferior Ingredients, and Impairment of Assets

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the third quarter of Fiscal 2026 was relatively consistent with the prior year quarter.

Income from Operations

Income from operations for the twelve weeks ended October 10, 2026 decreased in dollars and as a percent of sales compared to the prior year quarter primarily due to the impact of sales declines on operating costs and increased marketing investments.

Interest Expense, Net

Net interest expense decreased in dollars as compared to the prior year quarter primarily due to lower debt outstanding period over period and increased interest income.

Income Tax Expense

The effective tax rate for the twelve weeks ended October 10, 2026 was 22.9% compared to 24.2% in the prior year quarter. The decrease in the rate quarter over quarter was primarily due to favorable discrete items related to federal income tax credits in the current year quarter. For both periods presented, the primary differences in the effective rate and statutory rate were state income taxes.

Comprehensive Income

Comprehensive income decreased primarily due to the decrease in net income quarter over quarter.

FORTY WEEKS ENDED OCTOBER 10, 2026 COMPARED TO FORTY WEEKS ENDED OCTOBER 4, 2025

Sales (dollars in thousands)

	Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025	Dollars	%
Branded Retail	$2,612,306	$2,650,787	66.4	65.9	$(38,481)	(1.5)
Other	1,321,263	1,372,832	33.6	34.1	(51,569)	(3.8)
Total	$3,933,569	$4,023,619	100.0	100.0	$(90,050)	(2.2)

(The table above presents certain sales by category that have been reclassified from amounts previously reported to conform to the current period presentation.)

The change in sales was generally attributable to the following:

Percentage Point Change in Net Sales Attributed to:	Branded Retail	Other	Total
	Favorable (Unfavorable)
Pricing/Mix^*	3.8	(0.5)	2.1
Volume*	(6.6)	(3.3)	(5.2)
Acquisition until cycled on February 21, 2026	1.3	—	0.9
Total percentage change in net sales	(1.5)	(3.8)	(2.2)

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

Sales decreased period over period due to lower volumes for both sales categories and negative price/mix for the Other category. The Simple Mills acquisition contribution (cycled on February 21, 2026) of 0.9% and favorable price/mix for the Branded Retail category partially offset the decrease. Price/mix benefited from price increases we began implementing in the fourth quarter of the prior year and from Simple Mills sales comprising a larger percentage of our consolidated sales. Our promotional activity increased period over period, as a result of targeting more differentiated and premium-priced items that align with changing consumer preferences.

We anticipate our Fiscal 2026 sales will be lower than Fiscal 2025 sales due to competitive marketplace dynamics and the additional week in Fiscal 2025. The sales benefit from the Simple Mills acquisition contribution (acquired on February 21, 2025), growth in more differentiated products, including Simple Mills' products, and the benefit of positive pricing actions are anticipated to partially offset the sales decrease.

Branded Retail Sales

Branded Retail sales decreased period over period due to significant volume declines, partially offset by favorable price/mix and the Simple Mills acquisition contribution. Volumes were impacted by intense marketplace competition and the challenging consumer environment resulting in significant declines in market share. Contraction of the fresh packaged bread category has continued, driven by changes in consumer preferences and inflationary pressure on consumer spending. We experienced the largest volume declines for branded traditional loaf products, and to a lesser extent branded organic loaf products. Price/mix benefited from Simple Mills products comprising a larger percentage of our Branded Retail sales and from positive pricing actions. Growth in Simple Mills, Wonder cake and breakfast bread, and Canyon Bakehouse products partially offset the sales decline.

To address changes in consumer preferences, we reformulated the Nature's Own products to include fewer, simpler ingredients. Additionally, near the end of the third quarter of Fiscal 2026, we introduced Nature's Own half loaves, a smaller traditional loaf product. In previous quarters, we introduced a Keto multi-grain loaf and Keto protein loaf and bun products. Other more recently introduced products include DKB snack items, sourdough loaf products, and mini bagels, a Canyon Bakehouse gluten-free sourdough loaf, as well as innovation for Simple Mills with new products and pack sizes.

Other Sales

Sales in the Other category decreased 3.8% due to volume declines for store branded products and to a lesser extent unfavorable price/mix. Store branded retail sales declined primarily due to discontinued business. Growth in foodservice sales, largely on improved price/mix, partially offset the decrease.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 10, 2026 % of sales	October 4, 2025 % of sales	(Decrease) as a % of sales
Ingredients and packaging	27.0	28.1	(1.1)
Workforce-related costs	14.9	14.4	0.5
Other	9.8	8.5	1.3
Total	51.7	51.0	0.7

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Materials, supplies, labor and other production costs as a percent of sales increased primarily due to increased outside purchases of product (sales with no associated ingredient costs) combined with the impact of lower production volumes. Workforce-related costs increased as a percent of sales due to the impact of lower production volumes. Lower ingredient costs as a percent of sales partially offset the increase. Outside purchases of product are included in the Other line item in the table above, the majority of which relate to purchases of Simple Mills products, all of which are co-manufactured. The decrease in ingredient costs as a percent of sales was primarily due to increased outside purchases of product, positive sales price/mix, and lower pricing for certain commodities, particularly sweeteners and eggs. Increased costs for other ingredients as well as the impact of tariffs and increased scrap partially offset the decrease. We expect the impact of lower production volumes and volatility in commodities to continue to negatively impact our operations.

Selling, Distribution and Administrative Expenses (as a percent of sales)

	For the Forty Weeks Ended		Increase
Line item component	October 10, 2026 % of sales	October 4, 2025 % of sales	(Decrease) as a % of sales
Workforce-related costs	13.3	12.9	0.4
Distributor distribution fees	11.3	11.9	(0.6)
Other	15.7	14.5	1.2
Total	40.3	39.3	1.0

(Certain costs in the table above have been reclassified from amounts previously reported to conform to the current period presentation.)

Workforce-related costs increased as a percent of sales primarily due to a shift away from distributor distribution fees, partially offset by benefits of cost savings programs we have implemented. Distributor distribution fees decreased as a percent of sales primarily due to a smaller portion of our sales being made through IDPs due to Simple Mills' sales which are warehouse-delivered and from converting to an employee-based model in California. The California conversion was completed early in the second quarter of Fiscal 2025. The increase in the Other line item in the table above mostly relates to higher legal settlements, increased marketing investments, elevated logistics costs, and greater restructuring-related implementation costs. These higher costs were partially offset by higher acquisition and integration-related costs in the prior year period. We launched an extensive marketing campaign for Nature's Own beginning in the second quarter of Fiscal 2026 and expanding in the third quarter of Fiscal 2026 to highlight a more consumer-relevant brand. Rising fuel costs on lower sales volumes primarily resulted in higher logistics costs as a percent of sales.

Restructuring Charges, Plant Closure Costs and Impairment of Assets, and Recovery on Inferior Ingredients

Refer to the discussion in the “Matters Affecting Comparability” section above regarding these items.

Depreciation and Amortization Expense

Depreciation and amortization expense for the forty weeks ended October 10, 2026 as a percent of sales was relatively consistent with the prior year period.

Income from Operations

Income from operations for the forty weeks ended October 10, 2026 decreased in dollars and as a percent of sales compared to the prior year period primarily due to sales declines on higher operating costs, partially offset by the prior year plant closure costs.

Interest Expense, Net

Net interest expense increased in dollars and as a percent of sales as compared to the prior year period due to the issuance of the 2035 notes and 2055 notes on February 14, 2025 to fund the Simple Mills acquisition and related fees and expenses.

Income Tax Expense

The effective tax rate for the forty weeks ended October 10, 2026 was 27.0% compared to 25.2% in the prior year period. The increase in the rate was primarily due to an increased shortfall tax expense on stock-based compensation, partially offset by a favorable tax impact recognized for acquisition-related costs and federal tax credits. For both periods presented, the primary differences in the effective rate and statutory rate were related to state income taxes and shortfalls on the vesting of stock-based compensation awards.

Comprehensive Income

Comprehensive income decreased primarily due to the decrease in net income period over period.

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

In September 2026, our corporate credit rating was lowered by Moody's (from Baa3 to Ba1), S&P (from BBB- to BB+), and Fitch (from BBB- to BB+), changing our corporate credit rating from investment grade to non-investment grade. The recent downgrade in the company's corporate credit rating and any increases in the leverage ratio of the company and certain of its subsidiaries may have adverse effects on the company's borrowing costs, access to capital markets, liquidity, flexibility in responding to changing market conditions and, as a result, our financial performance. Additionally, as required per the credit facility and term loan facility upon a downgrade below both Baa3 from Moody's and BBB- from S&P, the company provided guarantees by certain subsidiaries of the company to the lenders.

The volatility in global and U.S. economies, as a result of, among other things, the inflationary economic environment, increased marketplace competition, weakness in the fresh packaged bread category, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East, could significantly impact our ability to generate future cash flows. We continue to evaluate these various potential business risks, which include, among other risks, the possibility of future economic downturns that could shift consumer demand away from our Branded Retail products to store branded products, shifts in consumers' preferences and buying patterns away from packaged bread items, supply chain disruptions that have impacted, and could continue to impact, the procurement and cost of raw materials and packaging items (including the impacts of tariffs and retaliatory tariffs), and the workforce available to us.

The macroeconomic-related factors discussed above remain fluid and the future impact on our business, results of operations, liquidity or capital resources cannot be reasonably estimated with any degree of certainty. In the event of a significant reduction in revenues, we would have additional alternatives to maintain liquidity, including the availability on our debt facilities, capital expenditure reductions, adjustments to our capital allocation policy, and cost reductions. We have also considered the impact of these macroeconomic-related factors discussed above on the company’s ability to meet its financial covenants and the need to obtain an amendment to its credit facility and term loan facility or implement identified contingency plans to satisfy the financial covenants set forth therein, which is further discussed below under the “Capital Structure” section. Although we do not currently anticipate a need, we believe that we could access the capital markets to raise additional funds. We believe that we have sufficient liquidity on hand to continue business operations during the volatile global and U.S. economic environments. As of October 10, 2026, we had $72.2 million of cash and cash equivalents and $690.6 million of unused commitments under the credit facility and the repurchase facility, subject to applicable borrowing restrictions and limitations. As of October 10, 2026, the company has a $17.2 million federal income tax receivable.

Liquidity Discussion for the Forty Weeks Ended October 10, 2026 and October 4, 2025

Cash and cash equivalents were $72.2 million at October 10, 2026 and $12.1 million at January 3, 2026. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Forty Weeks Ended
Cash Flow Component	October 10, 2026	October 4, 2025	Change
Cash provided by operating activities	$319,892	$320,823	$(931)
Cash disbursed for investing activities	(68,348)	(895,394)	827,046
Cash (disbursed for) provided by financing activities	(191,398)	586,297	(777,695)
Total change in cash	$60,146	$11,726	$48,420

Cash Flows Provided by Operating Activities:

•
Refer to the Plant closure costs and impairment of assets discussion in the “Matters Affecting Comparability” section above for information regarding the impairment of assets.
•
For the forty weeks ended October 10, 2026, the deferred income tax activity reflects the impact of the shortfall on the vesting of stock equity awards and deferred income tax activity related to accrued legal expenses. Additionally, for the current and prior year periods ended October 10, 2026 and October 4, 2025, the deferred income tax activity was composed of changes in temporary differences year over year, including the impact of the vesting of stock equity awards, initial year 100% bonus depreciation, and the partial deduction of research and development expenses previously capitalized under Internal Revenue Code Section 174.
•
Changes in accounts receivable were mainly attributable to changes in sales period over period and increases in days sales outstanding. Changes in inventories resulted primarily from volatility in input costs and the timing of sell-through of inventories. Changes in accounts payable were mainly attributable to extending payment terms and volatility in input prices.
•
Hedging activities change due to market movements that affect the fair value and the associated required collateral of positions and the timing and recognition of deferred gains or losses. We expect these changes will continue to occur as part of our hedging program, though the degree and financial impact cannot be currently estimated.
•
Changes in other assets primarily resulted from changes in income tax receivables and prepaid assets. Changes in legal settlement, employee compensation, interest, and insurance liability accruals primarily resulted in the change in other accrued liabilities in each respective period. During the first quarter of Fiscal 2026 and Fiscal 2025, we paid $31.2 million and $53.8 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plans. An additional $1.1 million and $1.4 million was paid during the first quarter of Fiscal 2026 and Fiscal 2025, respectively, for our share of employment taxes on the vesting of employee restricted stock awards in each respective year. During the forty weeks ended October 10, 2026, the company accrued $15.4 million in legal settlements and made payments of $3.4 million. During the forty weeks ended October 4, 2025, the company accrued $2.1 million of legal settlements and made payments of $3.8 million, of which $1.7 million had been accrued for in the prior year.

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

Cash Flows (Disbursed for) Provided by Financing Activities:

•
Our Board of Directors declared the following quarterly dividends during the forty weeks ended October 10, 2026 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Dividend per Common Share	Dividends Paid
August 28, 2026	September 11, 2026	September 25, 2026	$0.1250	$26,510
May 21, 2026	June 12, 2026	June 26, 2026	$0.1250	$26,506
February 20, 2026	March 6, 2026	March 20, 2026	$0.2475	$52,201

•
On May 21, 2026, our Board of Directors reset the dividend to an annual rate of $0.50 per share resulting in the decrease in dividends paid as compared to the prior year period. In addition to dividends paid included in the table above, we paid dividends of $2.4 million at the time of vesting of certain restricted stock awards.
•
In the current year period, we paid financing fees associated with executing the term loan facility and amending the credit facility and repurchase facility. In the prior year period, we paid financing fees associated with issuing the 2035 notes and 2055 notes, refinancing the credit facility, and amending the repurchase facility.

•
Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the forty weeks ended October 10, 2026 and October 4, 2025, we repurchased 397,888 and 286,980 shares of our common stock for $3.9 million and $5.5 million, respectively, under a share repurchase plan approved by our Board of Directors. All of the shares acquired in the current and prior year periods were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.
•
Changes in debt obligations in the current year period primarily related to borrowing on the term loan facility, net of repayment at maturity of the 2026 notes and repayments of the repurchase facility. Changes in debt obligations in the prior year period primarily related to issuing the 2035 notes and 2055 notes to fund the Simple Mills acquisition, net of repayments. See the discussion below under the “Capital Structure” section for additional details regarding changes in debt obligations.

Capital Structure

Long-term debt and right-of-use lease obligations and stockholders’ equity were as follows at October 10, 2026 and January 3, 2026, respectively. For additional information regarding our debt and right-of-use lease obligations, see Note 6, Leases, and Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Balance at
	October 10, 2026	January 3, 2026
Long-term debt and right-of-use lease obligations	(Amounts in thousands)
Long-term debt	$1,675,228	$1,755,132
Right-of-use lease obligations	335,949	325,075
	2,011,177	2,080,207
Less: Current maturities of long-term debt and right- of-use lease obligations	(79,558)	(473,353)
Long-term debt and right-of-use lease obligations	$1,931,619	$1,606,854

Total stockholders' equity
Total stockholders' equity	$1,314,204	$1,303,487

In anticipation of the 2026 notes maturing on October 1, 2026, on April 6, 2026, we entered into the $400.0 million term loan facility with certain financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent. On September 30, 2026, we completed a single drawdown of $390.0 million under the term loan facility which was used along with cash on hand to fund the repayment in full of the 2026 notes on October 1, 2026. The term loan facility matures on September 30, 2029 and is prepayable. The term loan credit agreement required that the company use the net proceeds of the term loan facility to, together with cash on hand, finance the repayment in full of the 2026 notes and to pay the fees, costs, and expenses incurred in connection therewith and with the execution of the term loan facility and the revolver amendment.

Borrowings under the term loan facility bear interest, at the option of the company, based on SOFR or the “base rate”, in each case, plus an applicable margin. The applicable margin is determined by reference to a pricing grid based on the company’s leverage ratio and corporate credit rating, with a range of 0.875% to 2.000% in the case of SOFR-based loans and a range of 0.000% to 1.000% in the case of base rate loans. In addition, the term loan facility bears an additional ticking fee on the full amount of the unused commitments, also determined by reference to the pricing grid, and ranging from 0.060% to 0.250% based upon the company’s then applicable leverage ratio and corporate credit rating.

The term loan credit agreement contains representations, covenants and events of default that are customary for financing transactions of this nature, which are substantially the same as the credit agreement (including, without limitation, with respect to financial covenants).

To provide enhanced financial flexibility, on April 6, 2026, the company entered into the First Amendment to the credit agreement (the "revolver amendment") in order to, among other things, (i) extend the covenant holiday currently in effect, to the period from the closing date of the revolver amendment through and including the company’s fiscal quarter ending October 9, 2027, (ii) add an additional tier to the pricing grid that applies if the company’s corporate credit ratings fall to Ba2 or below from Moody’s and BB or below from S&P, consistent with the term loan credit agreement, and (iii) make certain other changes to align with the term loan credit agreement. On April 14, 2026, the company entered into Amendment No. 3 to the Master Framework Agreement to amend the repurchase facility and extend the scheduled facility expiration date from April 14, 2027 to April 16, 2029.

The accounts receivable repurchase facility and the credit facility are generally used for short-term liquidity needs. These facilities and the term loan facility are variable rate debt, providing us the greatest direct exposure to changing interest rates. In periods of rising interest rates, the cost of using these facilities increases, resulting in greater interest expense.

The following table details the unused commitments, subject to certain restrictions set forth in the credit facility, and the highest and lowest balances outstanding under our debt facilities during the forty weeks ended October 10, 2026:

		For the Forty Weeks Ended October 10, 2026
	Unused Commitments	Highest	Lowest
Facility	October 10, 2026	Balance	Balance
	(Amounts in thousands)
Repurchase facility (1)	$199,100	$85,000	$—
Credit facility (2)	491,500	5,000	—
	$690,600

(1)
Amount excludes a provision in the repurchase facility agreement which allows the company to request up to $50.0 million in additional facility capacity.
(2)
Amount excludes a provision in the credit facility agreement which allows the company to request an additional $200.0 million in revolving commitments.

Borrowings under the credit facility are subject to the restrictions and limitations set forth in the credit facility agreement.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to closely monitor our liquidity in light of the continued economic uncertainty in the U.S. and globally due to, among other things, the impact of the inflationary economic environment, weakness in the fresh packaged bread category, supply chain disruptions, tariffs (including retaliatory tariffs), increased labor costs, the conflict between Russia and Ukraine, and the conflicts in the Middle East. As discussed above, the 2026 notes matured on October 1, 2026 and were repaid with proceeds from the term loan facility along with cash on hand.

Similar to the term loan facility, restrictive financial covenants for our other borrowings can include ratios such as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The company believes that, given its current cash position, its cash flow from operating and other activities, and its available credit capacity, it can meet its presently foreseeable financial requirements.

As of October 10, 2026, the company was in compliance with all restrictive covenants of the accounts receivable repurchase facility, credit facility, and term loan facility. Global and U.S. economies remain volatile, with continued inflation, competition in the fresh packaged bread category, and shifts in consumer preferences. As a prudent measure to enable continued covenant compliance for the fiscal period ending April 24, 2027 and future periods, the company is seeking an amendment or waiver of certain restrictive covenants under its credit facility and term loan facility, namely the maximum leverage ratio and interest coverage ratio (the "Amendment"). Discussions with the company’s lenders are underway and constructive, and the company believes it is well positioned to obtain the Amendment prior to the filing of the Annual Report on Form 10-K for the year ending January 2, 2027. The company has also identified contingency plans designed to improve its financial condition and increase cash available for debt reduction. If the Amendment is not obtained, these plans are intended to enable the company to comply with these covenants for at least one year from the issuance of these interim financial statements. A failure to comply with these covenants would result in an event of default under the credit facility and term loan facility and, in turn, under the accounts receivable repurchase facility. Any such default could have a material adverse effect on the company’s liquidity, financial condition, and results of operations.

At October 10, 2026, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility of raw material and packaging prices. As of October 10, 2026, the company’s hedge portfolio contained commodity derivatives with a net fair value (liability) of $(1.5) million, based on quoted market prices. Approximately $(0.1) million of this amount relates to instruments that will be utilized in Fiscal 2026 and $(1.4) million that will be utilized in Fiscal 2027.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 10, 2026, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $4.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 10, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 16, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A., Risk Factors, in the Form 10-K, to which there have been no material changes outside of the below, for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse ultimate impact on our business, financial condition, or results of operations.

Our corporate credit rating was recently downgraded below investment grade and, if our leverage ratio increases or our ratings are further downgraded, our borrowing costs may be negatively impacted.

Our costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the corporate credit rating assigned to us by the major credit rating agencies and the leverage ratio of the company and certain of its subsidiaries. This rating is based, in significant part, on our financial performance as measured by metrics such as profitability, interest coverage and leverage ratios, as well as economic conditions in the geographies in which we operate. The company's leverage ratio is calculated based on the ratio of the company's and certain of its subsidiaries' Consolidated Indebtedness to their Consolidated EBITDA (each as defined in the credit facility and the term loan facility).

In September 2026, our corporate credit rating was lowered by Moody's (from Baa3 to Ba1), S&P (from BBB- to BB+), and Fitch (from BBB- to BB+), changing our corporate credit rating from investment grade to non-investment grade. Additionally, as required per the credit facility and term loan facility upon a downgrade below both Baa3 from Moody's and BBB- from S&P, the company provided guarantees by certain subsidiaries of the company to the lenders.

Our corporate credit rating is subject to periodic review by Moody's, S&P, and Fitch, and may be subject to rating and periodic review by additional independent credit rating agencies in the future. Further developments, reductions in our revenues, increases in our Leverage Ratio (as defined in the credit facility and the term loan facility), or downgrades to our corporate credit rating, including any announcement that our rating is under further review for an additional downgrade by any of the major credit rating agencies, could result in additional increased borrowing costs, non-compliance with certain covenants set forth in our credit facility and term loan facility, including the Maximum Leverage Ratio, and could adversely affect our costs (or availability) of borrowing, liquidity, competitive position and access to the capital markets, or require us to seek an amendment to our credit facility and term loan facility, which could have an adverse effect on our cash flow, results of operations and financial condition.

See Note 14, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a summary of the ratings downgrade.

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

During the twelve weeks ended October 10, 2026, 14,684 shares, at a cost of $0.1 million were repurchased under the share repurchase plan. During the forty weeks ended October 10, 2026, 397,888 shares, at a cost of $3.9 million, were repurchased under the share repurchase plan. From the inception of the share repurchase plan through October 10, 2026, 73.7 million shares, at a cost of $765.4 million, have been repurchased. The company currently has 20.9 million shares remaining available for repurchase under the share repurchase plan. The table below sets forth the common stock repurchased by the company during the twelve weeks ended October 10, 2026 (amounts in thousands, except share price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 19, 2026 — August 15, 2026	—		$—	—		20,867
August 16, 2026 — September 12, 2026	14	*	7.28	14	*	20,853
September 13, 2026 — October 10, 2026	1	*	6.11	1	*	20,852
Total	15		$7.17	15

* These shares were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of restricted stock awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the company's directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the company's fiscal quarter ended October 10, 2026.

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

Amended and Restated Bylaws of Flowers Foods, Inc., as amended through August 28, 2026 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated August 28, 2026, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by A. Ryals McMullian, Chairman and Chief Executive Officer, and D. Anthony Scaglione, Chief Financial Officer, for the quarter ended October 10, 2026.

101.INS	*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104		—	The cover page from Flowers Foods' Quarterly Report on Form 10-Q for the quarter ended October 10, 2026 has been formatted in Inline XBRL.

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

Date: November 12, 2026